Form 10QSB
period 2002-09-30
STRATECO RESOURCES INC
filed 2002-11-14
CIK 1178672

QuickLinks -- Click here to rapidly navigate through this document
SEC 2334 (600)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL OMB Number: 3235-0416 Expires: April 30, 2003 Estimated average burden hours per response: 32.00

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number: 0-49942
(Effective date of U.S. Securities Registration statement: September 20, 2002)

STRATECO RESOURCES INC
(Exact name of small business issuer as specified in its charter)

Quebec, Canada
(State or other jurisdiction of incorporation or organization)

N/A
(IRS Employer Identification No.)

204, De Montarville, suite 130, Boucherville, Quebec, Canada J4B 6S2
(Address of principal executive offices)

(450) 641-0775
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,546,735 Common shares

        Transitional Small Business Disclosure Format (Check one):        Yes    ☐        No    ☒

        Check whether the issuer

  (1)
  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

  (2)
  has been subject to such filing requirements for the past 90 days.         Yes    ☐        No    ☒

2

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

        The Quaterly financial statements of Strateco Resources inc. (herafter called "the Company") dated November 13, 2002 for the period between July1st, 2002 and September 30, 2002 are hereby incorporated in the following pages of PART-1 and are filed on EDGAR.

Item 2.    Management's Discussion and Analysis or Plan of Operation

        As required by Item 303 of Regulation S-B incorporation by reference is made to Section "Analysis by the management of the financial situation" in the Quaterly financial statements for the period ended September 30, 2002 in the following pages for discussion by the Company's Management of the material changes in financial condition and results of operation since the end of the last fiscal year and for the comparable interim period in the preceding year and in the Company's amended registration statement dated July 15, 2002.

3

FORM 10Q-SB, PART 1

STRATECO RESOURCES INC.

Third Quarter
Interim Report
September 30, 2002

204 de Montarville Blvd., Suite 130
Boucherville, Quebec J4B 6S2
Telephone: (450) 641-0775
Fax: (450) 641-1601

SUPPLEMENTARY INFORMATION

1.	Analysis of Deferred Exploration Expenses and Costs
See Note 5
2.	Related-Party Transactions
See Note 7
3.	Summary of Shares Issued and Options Granted During the Period
See Note 6
4.	Summary of Shares at the End of the Period
See Note 6
5.	List of Names of Directors and Officers
Guy Hébert, President and Director
Jean-Pierre Lachance, Executive Vice President and Director
Robert Desjardins, Director
Francine Bélanger, Director *
Claude Hubert, Director *
Jean-Guy Masse, Director *
* Member of the Audit Committee

REPORT TO SHAREHOLDERS

        In the third quarter of 2002, management of Strateco Resources ("Strateco") focused its efforts on the Discovery project and the Cardinal property. Given Strateco's medium and long-term objectives, the Company dropped the Santa Anna gold property and the Dufault base metals property after reviewing all the results for these projects. As a result, Strateco took write-offs of $1,967 for Santa Anna and $236,333 for Dufault.

        Dropping the two properties clears the way for the Company to devote all its human and financial resources to its newly acquired Discovery gold project and the Cardinal diamond property in the Otish Mountains.

Drilling Starts on Discovery

        On October 8, 2002, Strateco signed a final option agreement with GéoNova Explorations Inc. ("GéoNova"), a wholly-owned subsidiary of Campbell Resources Inc., to acquire a 50% interest in the Discovery gold project. The agreement was subject to a due diligence conducted to Strateco's satisfaction by the Toronto engineering firm of Steffen Robertson and Kirsten (Canada) Inc. ("SRK") on behalf of the Company. SRK also carried out regional structural study and structural study of the Discovery zone for Strateco.

        The Discovery project comprises the Desjardins and Borduas-Martel properties, which lie 45 kilometres northwest of Lebel-sur-Quévillon, Quebec.

        The Desjardins and Borduas-Martel properties are made up of 69 contiguous claims covering an area of 1,688 hectares. The claims are wholly owned by GéoNova.

        Intensive exploration has been carried out on the Discovery project, leading to the discovery of a mineralized zone traced over a distance of more than 800 metres and to a depth of 600 metres. The Discovery mineralized zone is subdivided into three sub-vertical gold-bearing lenses, each 100 to 200 metres wide. The three lenses remain open at depth, with the Central and East lenses also open laterally. On the East lens, the two deepest holes below the -400 level returned intersections of 11.97 g/t Au over 4.35 metres and 12.40 g/t Au over 2.0 metres. On the Central lens, the deepest hole, at level -580 metres, returned values of 4.33 g/t Au over 7.59 metres, including 5.51 g/t Au over 5.11 metres.

        In December 1997, GéoNova estimated the geological resources of the Discovery zone at 2,120,520 tonnes grading 5.11 g/t Au over an average horizontal thickness of 6.85 metres, including 1,250,595 tonnes grading 6.85 g/t Au over an average horizontal thickness of 3.41 metres. Calculated using the polygon method on a vertical longitudinal section, the estimate was checked and approved by Géologica in October 1999. The resources were confirmed and classified by Met-Chem in 2001 according to the 43-101 National Instrument as following: 703,000 tonnes grading 5.05 g/t Au in the indicated category and 1,4M tonnes grading 5.15 g/t Au in the inferred category.

        There is potential for increasing resources to the east, where the shear zone continues for at least two kilometres. Drill intersections of up to 14.31 g/t Au over 3.49 metres were obtained in this area.

        On October 21, 2002, Strateco began a program of about 2,000 metres of drilling that should be followed in January 2003 by a program of about 10,000 metres of drilling.

        This program is aimed at testing the known gold zones at depth and laterally in order to increase the resources.

        On the Cardinal property, a third till sampling program was carried out to outline the anomalies identified by mineral indicators during the first two sampling programs. Preliminary assay results show that in the North sector, downstream from geophysical anomalies identified by a survey conducted by

Fugro-Sial in early 2002, certain samples contain indicator minerals such as pyrope-type minerals, chromite from the diamond inclusion field, and chromium picroilmenite. The results obtained are encouraging enough to warrant initial drilling, which should take place during the coming winter.

        Work on the Discovery project and the Cardinal property will be financed through a public offering via prospectus. On October 9, the Quebec Securities Commission issued the Company a preliminary prospectus visa in this regard. CTI Capital Inc. will act as the agent on the public offering.

        On September 20, 2002, Strateco filed a Form 10-SB and became officially registered with the US Securities & Exchange Commission. This registration enables American brokers and investors to trade and own Strateco common shares in the United States.

/s/ GUY HÉBERT Name: Guy Hébert Title: President

November 13, 2002

MANAGEMENT ANALYSIS OF FINANCIAL POSITION

Incorporation, Nature of the Business and Ongoing Exploration

        The Company is incorporated under the Canada Business Corporations Act, by statutes of incorporation dated April 13, 2000.

        The business of the Company consists essentially of the exploration of properties with a view to commercial production. The Company does not have any producing properties at this time. The Company owns or has interests in various properties in Quebec.

        The cost of the assets can only be recovered if there is potential for ore reserves to be economically mined, financing can be obtained to carry out exploration and development of the properties, and the property can either be put into commercial production or sold.

        The Company must periodically obtain new funding to continue its activities. Despite the fact that it has succeeded to do so in the past, there is no assurance that it will succeed to do so in the future.

Results

        For the three-month period ended September 30, 2002, interest income totalled $3,359 compared to $2,631 at September 30, 2001. General and administrative expenses for the same period amounted to $406,328 including the write-off of properties and deferred expenditures for the amount of $238,300 compared to $91,786 a year earlier.

        For the nine-month period ended September 30, 2002, interest income was $11,797 compared to $14,087 at September 30, 2001. General and administrative expenses for the first nine months totalled $634,099 this year including the write-off of properties and deferred expenditures for the amount of $238,300 compared to $257,672 last year.

        At September 30, 2002, the net loss amounted to $622,302 ($0.04 per share) compared to a net loss of $243,585 ($0.02 per share) at September 30, 2001. The net loss is based on a weighted average of 17,251,091 common shares outstanding at September 30, 2002 compared to a weighted average of 11,515,485 common shares outstanding at September 30, 2001.

        The increase in the net loss to September 30, 2002 is mainly attributable to the write-off of $236,333 in costs incurred on the Dufault property following the abandonment of the option as of August 7, 2002, and $1,967 in costs incurred on the Santa Anna property following the abandonment of the option on September 12, 2002.

Cash Flows

        Financing activities used cash flow of $148,555 during the three-month period ended September 30, 2002 compared to $40,506 for the same period ended September 30, 2001.

        For the nine-month period ended September 30, 2002, financing activities used total cash flow of $449,181 compared to $111,290 for the same period a year earlier.

        In the first nine months of this year, three additional closings for the November 2001 public offering involved the issuance of 968,750 common shares at $0.16 per share for proceeds of $155,000.

        The total number of issued and outstanding common shares was 19,221,735 at September 30, 2002, compared to 11,515,485 at September 30, 2001.

        At September 30, 2002, cash and cash equivalents stood at $352,006 (included restricted cash of $243,571) compared to $220,889 at September 30, 2001.

Balance Sheet

        At September 30, 2002, the Company had total assets of $1,105,410 compared to $1,709,154 at December 31, 2001. Working capital was $334,535 at September 30, 2002 compared to $1,035,634 a year earlier, demonstrating the Company's solid financial position.

        For the nine-months ended September 30, 2002, the Company issued 968,750 common shares for net proceeds of $132,084. This brings the total number of issued and fully paid common shares to $19,221,735, representing $2,569,291.

Outlook

        The completion of the public financing in the fourth quarter should enable the Company to pursue exploration on the Discovery gold project in 2003, with the objective of conducting a feasibility study including underground work in early 2004.

        Based on the results obtained to date on the Cardinal diamond property, the Company plans to drill at least six targets with diamond-bearing kimberlite potential in early 2003.

STRATECO RESOURCES INC.

BALANCE SHEETS

(In Canadian dollars)

	September 30, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108,435	$357,619
Restricted cash (note 3)	243,571	800,000
Accounts receivable	38,935	57,139
Prepaid expenses	15,882	6,690

	406,823	1,221,448
PROPERTIES (note 4)	90,500	93,500
DEFERRED EXPENDITURES (note 5)	608,087	394,206

	$1,105,410	$1,709,154

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$72,288	$185,814

SHAREHOLDERS' EQUITY
Capital stock (note 6)	2,569,291	2,437,207
Deficit	(1,536,169)	(913,867)

	1,033,122	1,523,340

Commitment (note 8)
Subsequent events (note 9)
	$1,105,410	$1,709,154

ON BEHALF OF THE BOARD:

(Signed) Guy Hébert, Director	(Signed) Jean-Pierre Lachance, Director

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF EARNINGS AND DEFICIT

(unaudited)

(In Canadian dollars)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2002	2001	2002	2001
INTEREST INCOME	$3,359	$2,631	$11,797	$14,087

ADMINISTRATIVE AND GENERAL EXPENSES
Professional fees	116,850	62,779	276,633	180,473
Shareholder communications	18,460	3,730	41,244	7,822
Listing and registrar fees	11,040	8,082	17,304	19,565
Travel expenses	4,839	2,129	7,314	5,409
Insurance	3,943	2,779	9,509	7,986
Office expenses	12,823	12,147	43,647	36,017
Interest and bank charges	73	140	148	400
Write-off of deferred expenditures and property	238,300	—	238,300	—

	406,328	91,786	634,099	257,672

NET LOSS	402,969	89,155	622,302	243,585
DEFICIT, BEGINNING OF PERIOD	1,133,200	340,818	913,867	186,388

DEFICIT, END OF PERIOD	$1,536,169	$429,973	$1,536,169	$429,973

NET LOSS PER SHARE	$0.02	$0.01	$0.04	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,251,091	11,515,485	17,251,091	11,515,485

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF DEFERRED EXPENDITURES

(unaudited)

(In Canadian dollars)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2002	2001	2002	2001
EXPLORATION EXPENSES
Consultants and subcontractors	$145,302	$23,961	$389,143	$74,049
Professional fees	(4,711)	3,060	34,071	13,223
Travel expenses	3,080	11,553	15,402	12,716
Supplies and equipment rental	2,150	1,500	5,146	10,337
General exploration expenses	2,734	432	5,419	966

	148,555	40,506	449,181	111,291
Write-off of deferred expenditures	(235,300)	—	(235,300)	—

(DECREASE) INCREASE IN DEFERRED EXPENDITURES	(86,745)	40,506	213,881	111,291
BALANCE, BEGINNING OF PERIOD	694,832	254,566	394,206	183,781

BALANCE, END OF PERIOD	$608,087	$295,072	$608,087	$295,072

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(In Canadian dollars)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2002	2001	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(402,969)	$(89,155)	$(622,302)	$(243,585)
Write-off of deferred expenditures and properties	238,300	—	238,300	—
Changes in non-cash working capital items:
Accounts receivable	25,004	(1,780)	18,204	15,896
Prepaid expenses	(5,071)	(9,398)	(9,192)	(3,711)
Accounts payable and accrued liabilities	3,625	24,778	(113,526)	(32,920)

	(141,111)	(75,555)	(488,516)	(264,320)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Net increase of deferred expenditures	(148,555)	(40,506)	(449,181)	(111,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common share issuance	—	—	155,000	—
Common share issue costs	—	—	(22,916)	—

	—	—	132,084	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(289,666)	(116,061)	(805,613)	(375,611)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	641,672	336,950	1,157,619	596,500

CASH AND CASH EQUIVALENTS, END OF PERIOD	$352,006	$220,889	$352,006	$220,889

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

NOTES TO FINANCIAL STATEMENTS

(In Canadian dollars)

1.    INCORPORATION AND NATURE OF OPERATIONS

        The Company, incorporated under the Canadian Business Corporations Act, is engaged in the exploration of properties.

        Recovery of amounts indicated under properties is subject to the discovery of economically recoverable reserves, the Company's ability to obtain the financing required to complete development and profitable future production or the proceeds of the sale of such assets.

2.    SIGNIFICANT ACCOUNTING POLICIES

        PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

        The accompanying unaudited financial statements do not include all the disclosure required by general accepted accounting principles for annual financial statements and should be read in conjunction with the notes to the Company's audited financial statements for the year ended December 31, 2001.

        CASH AND CASH EQUIVALENTS

        The Company considers cash and short-term investments maturing within three months or less as cash and cash equivalents.

        PROPERTIES AND DEFERRED EXPENDITURES

        Properties are recorded at cost. Exploration costs are deferred, net of government assistance received. When a project is abandoned, the corresponding costs are charged against earnings.

        STOCK OPTION PLAN

        The Company has a stock option plan, which is described in note 6. No compensation is recognized for this plan when stock options are granted to participants. Any consideration paid by participants on the exercise of stock options is credited to capital stock.

        LOSS PER SHARE

        The loss per share is calculated based on the weighted average number of common shares outstanding during the year.

3.    RESTRICTED CASH

        Pursuant to the flow-through financing that closed on December 14 and 21, 2001, Strateco Resources Inc. committed to incur $800,000 in exploration expenditures by December 31, 2002. This amount will be used primarily to conduct exploration on the Discovery project and the Cardinal property.

4.    PROPERTIES

	Interest %	September 30, 2002	December 31, 2001
		(unaudited)	(audited)
Dufault	50	$—	$3,000
Lost Bay	50	83,000	83,000
Montbray	100	7,500	7,500

		$90,500	$93,500

5.    DEFERRED EXPENDITURES

Properties	Interest %	Balance at December 31, 2001	Exploration costs	Write-off/ Government assistance	Balance at September 30, 2002
		(audited)			(unaudited)
Santa Anna	100	$—	$1,967	$(1,967)	$—
Lost Bay	100	1,412	572	—	1,984
Montbray	100	101,887	(4,483)	—	97,404
Quénonisca	50	104,253	—	—	104,253
Kanasuta	100	39,730	396	—	40,126
Dufault	—	113,432	119,901	(233,333)	—
Cardinal	100	33,492	202,514	—	236,006
Discovery	—	—	128,314	—	128,314

		$394,206	$449,181	$(235,300)	608,087

        Exploration expenses for Dufault property are shown net of a $207,885 in government assistance.

6.    CAPITAL STOCK

        AUTHORIZED

        Unlimited number of common shares without par value.

        Unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors.

	September 30, 2002		December 31, 2001
	Common shares	Amount	Common shares	Amount
	(unaudited)		(audited)
ISSUED AND FULLY PAID
Balance, beginning of year	18,252,985	$2,437,207	11,515,485	$1,352,100
In cash	—	—	937,500	150,000
In consideration of properties	—	—	50,000	6,500
Flow-through and other financings	968,750	155,000	5,750,000	1,080,000
Common share issue costs	—	(22,916)	—	—

Balance, end of year (a)	19,221,735	$2,569,291	18,252,985	$2,437,207

(a)
187,500 common shares are escrowed and cannot be transferred, mortgaged, pledged or otherwise disposed of without the consent of the Quebec Securities Commission.

        The following table summarizes information on the shares issued during the nine-month period ended September 30, 2002:

Date	Shares	Number	Price	Total in cash	Issue Cost
January 29, 2002	common	468,750	$0.16	$75,000	$14,979
May 16, 2002	common	312,500	$0.16	50,000	7,937
June 27, 2002	common	187,500	$0.16	30,000	—

		968,750	$0.16	$155,000	$22,916

        STOCK OPTIONS

        The Company has a stock option plan for officers, directors and employees. A total of 2,200,000 common shares have been reserved for options. The maximum number of options that can be granted to a participant cannot exceed 5% of the issued and outstanding common shares. The exercise price of the options cannot be lower than the market price on the Montreal Exchange, Canadian Venture Exchange (CDNX) or TSX Venture Exchange at the time of granting. The options must expire no later than ten years after the date the options were granted.

        During the nine-month period ended September 30, 2002, 150,000 stock options have been granted to one director and one consultant.

        Changes to the stock options under the plan are shown in the following table:

	September 30, 2002
	Number of options		Weighted average strike price
	(unaudited)
Balance, beginning of period	972,000		$0.20
Granted	750,000		$0.15
	150,000	(1)	$0.20
	50,000	(2)	$0.20
	100,000	(3)	$0.20
Cancelled	(24,000)		$0.20
Exercised	—

Balance, end of period	1,998,000		$0.19

(1)
75,000 of the 150,000 stock options granted on October 30, 2001 may only be exercised after August 1, 2002. The other 75,000 options may be exercised after January 1, 2003. The expiry date is October 29, 2006.

(2)
25,000 of the 50,000 stock options granted on August 7, 2002 may be exercised at the date of grant. The other 25,000 options may be exercised after August 6, 2003. The expiry date is August 6, 2007.

(3)
100,000 stock options were granted on September 12, 2002 and must be exercised by the September 11, 2007 expiry date.

        At September 30, 2002, the outstanding stock options and the stock options exercisable are shown in the following table:

	Options outstanding		Options exercisable
Weighted average strike price	Number	Weighted average contractual life (years)	Weighted average strike price	Number
$0.20	948,000	3.1	$0.20	948,000
$0.15	750,000	3.0	$0.15	700,000
$0.20	150,000	3.9	$0.15	75,000
$0.20	50,000	3.9	$0.20	25,000
$0.20	100,000	3.9	$0.20	100,000

$0.19	1,998,000	3.6	$0.18	1,848,000

        WARRANTS

        Changes to the stock options under the plan are shown in the following table:

	September 30, 2002
	Number	Weighted average strike price
	(unaudited)
Balance, beginning of period	3,256,250	$0.32
Issued(1)	1,017,187	$0.19
Exercised(2)	—	—

Balance, end of period	4,273,437

(1)
As part of a public offering dated November 16, 2001, the Company issued 6,718,750 common shares and 1,468,750 warrants for proceeds of $1,235,000 to June 30, 2002. Each warrant entitles the subscriber to purchase one common share of the Company at a price of $0.21 at any time until May 16, 2003.

(2)
No warrants of the Company were exercised during the nine-month period ended September 30, 2002.

        The strike prices and expiry dates for these warrants are as follows:

Strike price	Number		Expiry
$0.40	2,000,000		October 15, 2002
$0.21	468,750		Between May 5, 2002 and May 4, 2003
$0.21	1,468,750		May 16, 2003
$0.16	335,937	(4)	December 14, 2002
$0.18			Between December 15, 2002 and December 14, 2003

	4,273,437

(4)
Pursuant to the agency agreement with CTI Capital Inc. acting as agent for the public offering dated November 16, 2001, the Company has issued 335,937 warrants to June 30, 2002. Each warrant entitles its holder to purchase one common share at a price of $0.16 per share until December 14, 2002 and at a price of $0.18 per share from December 15, 2002 until December 14, 2003.

7.    RELATED PARTY TRANSACTIONS

        During the nine-month period ended September 30, 2002, professional fees and administrative expenses totalling $211,531 were paid to a company owned by an officer.

8.    COMMITMENT

        On August 1, 2002, the Company signed an agreement with BBH Géo-Management inc. pursuant to which BBH Géo-Management inc. will rendered the following services to the Company: office rent, secretariat, management, administration, accounting and legal services, consulting in geology, investors' relations and relations with regulatory authorities as well as financing. This agreement will be in force for a three-year period ended August 1, 2005.

9.    SUBSEQUENT EVENTS

        DISCOVERY PROJECT

        On October 8, 2002, the Company signed with Géonova Explorations inc. a final agreement.

        PUBLIC OFFERING

        On November 11, 2002, the Company signed a best efforts underwriting with CTI Capital Inc. in relation with the following financing:

A Units:	a minimum of 800 A units ($800,000) and a maximum of 2,000 A units ($2,000,000) of the Company. Each A unit is comprised of 4,000 flow-through shares at a price of $0.20 per share and 1,250 common shares at a price of $0.16 per share.
B Units:
a maximum of 400 B units ($400,000) of the Company. Each B unit is comprised of 6,250 common shares at a price of $0.16 per share and 6,250 warrants. Each warrant entitles its holder to purchase one common share of the Company at a price of $0.21 per share at any time until May 10, 2004.

        The proceeds of the financing will be used to finance exploration work on the Cardinal property and on the Discovery project, to pay the underwriter fees and issuance costs, the balance will be allocated to the cash flow of the Company.

10.  THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

        These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. The effect of applying United States generally accepted accounting principles ("U.S. GAAP") on net earnings would be as follows:

	September 30, 2002	September 30, 2001
	(unaudited)	(unaudited)
Net loss per Canadian GAAP, as reported	$622,302	$243,585
Properties and deferred expenditures(1)	210,881	111,291
Deferred tax expenses (recovery)(2)	(139,107)	—

Net loss and comprehensive income for the year, according to U.S. GAAP	$694,076	$354,876

Net loss per share per Canadian GAAP, as reported	0.04	0.02
Effect of adjustments:
Properties and deferred expenditures(1)	0.01	0.01
Deferred tax expenses (recovery)(2)	(0.01)	—

Loss per share, according to U.S. GAAP	$0.04	$0.03

(1)
Properties and deferred expenditures are accounted for in accordance with Canadian GAAP as disclosed in note 2. Under Canadian GAAP, the property's potential for development and management intend to pursue the development are sufficient to permit the capitalization of exploration expenditures incurred as property acquisition costs and deferred expenditures. Under U.S. GAAP, a final feasibility study showing economically recoverable proven and probable reserves is required for capitalization of property acquisition costs and exploration expenditures. Accordingly, the property related costs must be expended as incurred.

(2)
Under Canadian GAAP, shares issued as flow-through shares are recorded at their face value when issued. When the entity acquires assets the carrying value may exceed the tax basis as a result of the enterprise renouncing the deductions to the investors. The tax effect of the temporary difference is recorded as a share issue cost. Under US GAAP, the proceeds from issuance should be allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the quoted price of the existing shares and the amount the investor pays for the shares. A liability is recognized for this difference. The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time. Income tax expense is the difference between the amount of the deferred tax liability and the liability recognized on issuance.

        The effect of the application of the above adjustments on the balance sheet of the Company at September 30, 2002 would be to decrease properties by $90,500 to $0 ($414,250 in 2001 to $0), decrease deferred expenditures by $608,087 to $0 ($295,072 in 2001 to $0), increase long-term liability by $60,893 (nil in 2001) and decrease shareholders' equity by $759,480 ($709,322 in 2001).

        The effect on the statement of cash flows would be a decrease of $449,181 ($111,291 in 2001) in cash flows from operating activities and an increase of $449,181 ($111,291 in 2001) in cash flows used in investing activities.

CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Report of Strateco Resources Inc. (the "Company") on Form 10Q-SB for the period ending September 30, 2002, which contains the Company's interim financial statements for the quarter and the nine-months period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Guy Hébert, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  the Report fully complies with the requirements of section 13(a) of 15(d) of the Securities Exchange Act of 1934;

  and

  (2)
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ GUY HÉBERT Name: Guy Hébert Title: President and Chief Executive Officer

November 13, 2002

PART II—OTHER INFORMATION

Item 1.    Legal proceedings

        There has been no changes to report for that period as to legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

        The effective date of the Securities Act registration statement was September 20, 2002. The use of proceeds information will therefore be disclosed from this date to September 30, 2002 according to the dispositions of Item 701 of Regulation S-B in the present Quaterly financial reports.

        From the effective date of the Securities Act registration statement to the ending date of the reporting period or a short period of 10 days the amount of net offering proceeds to the issuer used in the exploration programs on the mining properties did not reach 5% of the issuers'total offering proceeds or $100,000.

        The net proceeds of the financing dated November 16, 2001 which ended June 28, 2002 have been used, during the reporting period between July, 1st 2002 and September 30, 2002, on preliminary works on Discovery Project pursuant to due diligence on a letter of intent which became a formal Option and Joint Venture Agreement on October 8, 2002 and exploration works on Dufault Property and Cardinal Property.;

        On October 8, 2002, in Quebec, Canada in order to acquire an interest of 50% in the Discovery Project on a period of four years as detailed in the Quaterly report for the period ending September 30, 2002, the Company undertook the following conditions:

Expenditures:

        Strateco shall incur Expenditures in an amount totaling $4,500,000CAN on or for the benefit of the Discovery Project during a period of up to four (4) years.

        The Expenditures shall be incurred, as follows:

Due Dates	Cumulative Minimum Expenditures
On or before the first anniversary	$750,000 of which $250,000 in the first six months
On or before the second anniversary	$1,000,000
On or before the third anniversary	$1,250,000
On or before the fourth anniversary	$1,500,000
Total	$4,500,000

Shares:

        Strateco shall issue, distribute and deliver to GéoNova, certificates accompanied by copy of the regulatory authorizations of Quebec, Canada, representing 600,000 Shares of the Strateco's treasury upon the schedule of issuance hereafter described in the following table. The Shares shall be considered fully paid and nonassessable Shares and the deemed price per Share shall be the average balanced price of one Share for the last ten days of trading on TSX Venture Exchange in Canada preceding the date of the issuance of the Shares with a minimum price of $0.10 per Share; and

Warrants:

        Each share shall be accompanied upon issuance by a half-warrant to purchase a common Share for a total of 300,000 warrants to purchase 300,000 Shares to be reserved by Strateco for the exercise of these warrants. Each warrant gives right to its holder to purchase a Share for a period of twenty-four

(24) months at a price fixed at 20% higher than the price of a Share, based on the average balanced price of ten days of trading on TSX Venture Exchange in Canada preceding the date of the issuance of the warrants with a minimum price of $0.10 per share. The price of a Share as such determined shall be communicated to the TSX Venture Exchange at the date of issuance of the warrants.

        And the issuance of Shares and warrants shall be made as follows ("anniversary" refers to anniversary of the Effective Date):

Dates of issuance	Number of shares	Number of warrants
On the Effective Date	300,000	150,000
On the first anniversary	150,000	75,000
On the second anniversary	I50,000	75,000
Total	600,000	300,000

        Strateco and GéoNova agree to subject the Shares to resale restrictions for specific hold periods to be mentioned on the certificates as described in the following table ("anniversary" refers to anniversaries of the Effective Date):

Dates of issuance	Number of shares subjected to resale restriction and specific hold periods:
On the Effective Date	300,000 shares: (a) 150,000 shares with a hold period of 18 months (b) 150,000 shares with a hold period of 12 months
On the first anniversary	150,000 shares with a hold period of 12 months
On the second anniversary	150,000 shares with a hold period of 8 months

Item 3.    Defaults upon Senior Securities

        There has been no default upon Senior Securities for that period.

Item 4.    Submission of Matters to a Vote of Security Holders

        There was no new matters submitted to a Vote of Security Holders. One new director, Mrs. Francine Bélanger was named on the audit committee on October 7, 2002.

Item 5.    OTHER INFORMATION

        There is no other information to report.

Item 6.    Exhibits and Reports on Form 8-K

        None

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC. Registrant
/s/ GUY HÉBERT Name: Guy Hébert Title: President

Date: November 13, 2002

QuickLinks

PART I — FINANCIAL INFORMATION
SUPPLEMENTARY INFORMATION
REPORT TO SHAREHOLDERS
MANAGEMENT ANALYSIS OF FINANCIAL POSITION
STRATECO RESOURCES INC. BALANCE SHEETS (In Canadian dollars)
STRATECO RESOURCES INC. STATEMENTS OF EARNINGS AND DEFICIT (unaudited) (In Canadian dollars)
STRATECO RESOURCES INC. STATEMENTS OF DEFERRED EXPENDITURES (unaudited) (In Canadian dollars)
STRATECO RESOURCES INC. STATEMENTS OF CASH FLOWS (unaudited) (In Canadian dollars)
STRATECO RESOURCES INC. NOTES TO FINANCIAL STATEMENTS (In Canadian dollars)
CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
PART II—OTHER INFORMATION
SIGNATURE