Form 10QSB/A
period 2002-09-30
STRATECO RESOURCES INC
filed 2002-11-21
CIK 1178672

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

FORM 10-QSB/A

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

CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Report of Strateco Resources Inc. (the "Company") on Form 10Q-SB/A for the period ending September 30, 2002, which contains the Company's interim financial statements for the quarter and the nine-months period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Guy Hébert, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  the Report fully complies with the requirements of section 13(a) of 15(d) of the Securities Exchange Act of 1934;

  and

  (2)
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ GUY HÉBERT Name: Guy Hébert Title: President and Chief Executive Officer

November 20, 2002

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

STRATECO RESOURCES INC. Registrant
/s/ GUY HÉBERT Name: Guy Hébert Title: President

Date: November 20, 2002

Form of Sarbanes-Oxley Section 302(a) Certification

I, Guy Hébert, certify that:

1.
I have reviewed this quarterly report on Form 10Q-SB/A of Strateco Resources Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
As the registrant certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)
(This section is not applicable since the registrant has no subsidiaries;)

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures since the date of the registration statement prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report my conclusion about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5.
As the registrant's certifying officer I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
As the registrant's certifying officer I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 20, 2002	/s/ Guy Hébert

President and Chief Executive Officer

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
PART II—OTHER INFORMATION
SIGNATURE
Form of Sarbanes-Oxley Section 302(a) Certification