Form 10KSB
period 2002-12-31
STRATECO RESOURCES INC
filed 2003-03-31
CIK 1178672

OMB APPROVAL

OMB Number: 3235-0420

Expires: March 31, 2005

Estimated average burden

hours per response: 294.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[     ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission File Number: 0-49942

STRATECO RESOURCES INC.

(Name of small business issuer in its charter)

Quebec, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 Gay-Lussac, Boucherville, Quebec	J4B 7K1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (450) 641-0775

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class

Name of each exchange on which registered

____________________________

___________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Shares

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

[ X ]

No

[     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: None- Junior exploration Company

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of March 17, 2003, the average bid for the common shares for the past 60 days was $0.14 per share for and aggregate market value of $4,556,542.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [     ]     No [ X ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,546,735 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Item 7.

Financial Statements

The Company incorporates for reference as exhibit to the present document the Strateco Resources Inc. consolidated financial statements for the fiscal year ending December 31, 2002 which includes U.S. GAAP reconciliation.

Transitional Small Business Disclosure Format (Check one): Yes

[     ]

No

[ X ]

PART 1

Item 1.

Business.

In 2002, the Company was able to position itself to benefit from the upswing in the gold market that began in May 2002. Exploration activities in 2003 will be concentrated on exploration of the Discovery gold project, optioned in 2002, and the Cardinal diamond project in the Otish Mountains. Both projects are located in the province of  Quebec in Canada.

On June 4, 2002, the Company signed a letter of intent with Campbell Resources Inc. (“Campbell”), as amended on June 14, 2002 with GéoNova Explorations Inc. (“GéoNova”), a wholly-owned Campbell subsidiary, on an option to acquire a 50% interest in the Discovery gold bearing project. This letter of intent was subject to a formal agreement, which was signed on October 8, 2002. The Company can acquire its 50% interest by funding $4.5M in exploration over four years, including $750,000 the first year, and issuing 600,000 shares to GéoNova, 300,000 of which were issued on signature of the agreement.

The Discovery project consists of the Desjardins and Borduas-Martel properties and covers 69 claims located at 45 kilometres northwest of Lebel-sur-Quévillon IN Quebec, Canada.

Exploration conducted on the Discovery project from 1986 to 1998 led to the discovery of a mineralized zone traced over a distance of over 800 metres and to a depth of 600 metres. In December 1997, GéoNova estimated the geological resource at 2,120,520 tonnes grading 5.11 g/t Au over an average horizontal thickness of 6.85 metres.

The Company conducted its initial exploration program on the Discovery project between mid-October and late November 2002. Consisting of  2,029-metres drilling, the program was preceded by two structural studies carried out for the Company by Steffen Robertson and Kirsten (Australia, Canada) Inc. (“SRK”). The first study was conducted on the Discovery Zone to determine the fundamental controls on the geometry and distribution of the known gold mineralization. The second, a regional study, was carried out to enhance the understanding of the area and facilitate planning of exploration outside the Discovery mineralized corridor.

The drilling program, the first on the project since 1997, was aimed at testing the lateral extension of the East lens of the Discovery Zone and further exploring the southeast continuity of the Discovery structural corridor. Five NQ size holes were drilled for a total of 2,029 metres.

In December 2002, Strateco filed a staking application at the Ministère des Ressources naturelles du Québec for 32 claims located immediately southwest of the Discovery project based on the conclusions of SRK’s regional structural study. The claims were granted on February 6, 2003.

With its new portfolio of properties in hand, management proceeded with a $2,400,000 financing totalling $2,400,000. On November 12, 2002, the Company received final receipt for a prospectus offering for a maximum of $2,400,000, including $1,600,000 in flow-through shares. The maximum for the flow-through offering was reached on December 19, 2002, when the Company closed on a total of $2,291,000, including $250,000 from financial institutions. Two additional closings took place on January 14 and 21, 2003 for a total of $109,000, including an additional $100,000 from financial institutions, completing the $2,400,000 public financing.

In the interim, after reviewing the results to date and its medium and long-term objectives, the Company dropped its options on the Santa Anna gold property and the Dufault base metals property in the third quarter of 2002. As a result, the Company took a write-down of $8,000 for Santa Anna and $236,000 for Dufault. Furthermore, given that no significant work had been conducted on the Lost Bay property since 1996, the Company also decided to take an additional write-down of $85,000 for the year ended December 31, 2002, consisting of $83,000 included in the  properties and $2,000 in deferred expenses.

On July 23, 2002, the Company filed Form 10-SB to become officially registered in the United States with the US Securities and Exchange Commission on September 20, 2002. Its file number is 0-49942. This registration enables brokers and American investors to trade the Company’s shares in accordance with the applicable American regulations.

OUTLOOK

Despite the geopolitical uncertainty currently affecting the mining industry, we believe that the up cycle for gold has indeed started. Management of the Company is determined to use this window of opportunity to increase shareholder value either through increased resources, a new discovery or further acquisitions.

The recent completion of the $2,400,000 public financing will allow exploration to continue on the Discovery project in 2003 in preparation for a feasibility study that may include underground work early in 2004. A 10,000-metre drilling program began in January 2003.

On the Cardinal diamond property, the results obtained to date will enable us to proceed with the next phase of exploration, involving drilling of at least six targets with diamond-bearing kimberlite potential. Drilling is set to begin in late March 2003.

In addition to the exploration work to be carried out on the Discovery and Cardinal properties, investor relations remains a priority for 2003.

The Company has a sound financial position and is optimistic about the future.

Item 2.

Properties.

The Company owns four properties and has interests in or options on two other properties. These six properties are all located in Quebec and cover 538 claims for a total area of 22,744 hectares.

Cardinal Property

The Cardinal property lies in the Otish Mountains basin, in the James Bay territory between the head of the Eastmain River and Lake Mistassini, about 300 kilometres northeast of Chibougamau, Quebec. It straddles the 52nd parallel.

The property was staked by Strateco in the summer of 2001, and is wholly owned by the Company. There are no royalty claims on the property. It covers 320  claims for a total area of 17,006 hectares.

The Cardinal property is currently accessible only by floatplane or helicopter. The Eastmain mine winter road runs a few dozen kilometres to the east of the property.

In mid-September 2001, Strateco began sampling the till in the northern part of the property. The 22-sample survey was not completed due to the presence of a thick ferruginous crust that made adequate sample collection impossible.

Work began on the property in mid-March 2002, consisting of an airborne magnetic survey and systematic detailed till sampling, both conducted simultaneously.

Fugro Sial carried out the 1,960 line-kilometre airborne survey on lines spaced at 100 metres. The till survey consisted of systematic sampling on a 500m by 2km grid for a total of about 150 samples. The sampling was done by IOS Services Géoscientifiques Inc.

Interpretation of the survey by C. St-Hilaire, a geophysicist with Fugro Sial, revealed the presence of 52 anomalies, 10 of which were deemed higher priority. The survey was reinterpreted in the fall of 2002 by Mr. Martin, an independent geophysicist.

In July 2002, a third till survey was carried out by IOS on a tight 250- to 300-metre spacing forming fences upstream from occurrences of indicator minerals identified by the March 2002 survey, or downstream from magnetic anomalies. In all, 65 samples were collected.

Samples were processed to extract the accompanying minerals of kimberlite origin and microprobe analyzed at Université Laval. A total of six pyrope-type, diamond inclusion field chromite and chromiferous picroilmenite indicator minerals were identified.

The results of this work were sufficiently encouraging to lead the Company to plan an initial drilling program of about 600 metres for late March 2003 on the north western part of the property.

A ground magnetic survey is presently underway to help define the drill targets.

Discovery Project

Location and Access

The Discovery project comprises the Desjardins and Borduas-Martel properties, which lie 45 kilometres northwest of Lebel-sur-Quévillon, Québec, in the Bruneau and Desjardins townships.

The properties are easily accessible by the gravel road that connects Lebel-sur-Quévillon with Matagami. A large network of logging roads provides access to various parts of the property.

Claims

The Desjardins and Borduas-Martel properties are made up of 69 contiguous claims covering an area of 1,688 hectares. The claims are wholly owned by GeoNova Explorations Inc. (“GéoNova”), a wholly-owned subsidiary of Campbell Resources Inc. (“Campbell”).

Homestake Canada Inc. (“Homestake”) has a 1 to 3% NSR on the 28 Desjardins property claims. Fourteen of these 28 claims are also subject to a 20% net profits interest payable to Noranda Inc. The Borduas-Martel property claims are subject to a maximum 2% or $1.00 per tonne NSR on mineral substances milled or sold, payable to Messrs. Jean-Jacques Martel and Bernard Borduas.

On June 4, 2002, the Company signed a letter of intent with Campbell, amended on June 14, 2002 with GeoNova, pursuant to which it obtained an option to acquire a 50% interest in the Discovery project.

The agreement provides for the Company to earn its 50% interest in the Discovery project by funding $4,500,000 in exploration over a maximum period of four years, including a minimum of $750,000 in the first year, and by issuing 600,000 common shares over three years. The shares are subject to a hold period. Each share is accompanied by half a warrant, valid for a 24-month period. A full warrant entitles its holder to acquire for a 24-month period one share of the Company at a price equal to the weighted average price of the shares on the TSX for the 10 days prior to issuance, plus a premium of 20%.

In December 2002, Strateco filed a staking application for 32 claims located immediately southwest of the Discovery project based on the very encouraging results from a regional structural study by Steffen Robertson and Kirsten (Australia, Canada) Inc. (“SRK”). The claims were granted on February 6, 2003.

Previous exploration conducted on the Discovery project from 1986 to 1998, particularly by Homestake and GéoNova, led to the discovery of a mineralized zone traced over a distance of over 800 metres and to a depth of 600 metres. The Discovery mineralized zone splits into three subvertical gold-bearing lenses, each 100 to 200 metres wide. The three lenses remain open at depth, with the Central and East lenses also open laterally. On the East lens, the two deepest holes under the –400-metre level returned intersections of 11.97 g/t Au over 4.35 metres and 12.40 g/t Au over 2.0 metres. On the Central lens, the deepest hole on level –580 metres returned 4.33 g/t Au over 7.59 metres, including 5.51 g/t Au over 5.11 metres.

In December 1997, GéoNova estimated the geological resources of the Discovery Zone at 2,120,520 tonnes grading 5.11 g/t Au over an average horizontal thickness of 6.85 metres, including 1,250,595 tonnes grading 6.85 g/t Au over an average horizontal thickness of 3.41 metres.

The Company conducted its initial exploration program on the Discovery project between mid-October and late November 2002. Consisting of 2,029-metre drilling, the program was preceded by two structural studies carried out for the Company by SRK. The first study was conducted on the Discovery Zone to determine the fundamental controls on the geometry and distribution of the known gold mineralization. The second, a regional study, was carried out to enhance the understanding of the area and facilitate planning of exploration outside the Discovery mineralized corridor.

The drilling program, the first on the project since 1997, was aimed at testing the lateral extension of the East lens of the Discovery Zone and further exploring the southeast continuity of the Discovery structural corridor. Five NQ size holes were drilled for a total of 2,029 metres.

Discovery Zone

Hole BD-02-67A, which intersected the East lens at a vertical depth of 370 metres, returned 12.84 g/t Au over 8.85 metres including 18.26 g/t Au over 5.75 metres. The mineralized zone lies 80 metres to the west and above the hole B-97-73 intersection, which graded 6.04 g/t Au over 9.75 metres (including 8.46 g/t Au over 5.50 m). The East lens remains open in all directions. Hole BD-02-67 was abandoned at 78 metres due to excessive deviation, and was redrilled as hole BD-02-67A.

Exploration of the Southeast Extension

Holes BD-02-64, -65 and -66 were drilled up to 1.5 kilometre to the southeast of the Discovery Zone, where two gold-bearing horizons, zones A and B, have been traced along the structure. Hole BD-02-64, which targeted Zone B 100 metres below the hole BD-97-63 intersection (5.09 g/t Au over 7.75m), returned an interval of 1.37 g/t Au over 5.45 metres including 6.89 g/t Au over 0.55 metre. Zone A was intersected further down in the hole, grading 2.41 g/t Au over 0.90 metre.

Hole BD-02-65 was aimed at intersecting Zone B 120 metres below the hole BD-96-38 intersection (23.75 g/t Au over 1.85 m) and 100 metres above the hole BD-96-46 intercept (16.86 g/t Au over 1.51 m). This hole returned intervals of 2.70 g/t Au over 1.1 metre and 850.29 g/t Au over 0.50 metre (a vein with free gold) for Zone B as well as 1.56 g/t Au over 0.75 metre and 5.72 g/t Au over 0.50 metre for Zone A.

Hole BD-02-66 was drilled to test a virtually unexplored area 175 metres to the west of the Zone A intersection in hole BD-97-59 (7.18 g/t Au over 1.62 m). An interval of 2.75 g/t Au over 1.40 metre was intersected.

Drilling along the southeast extension of the Discovery structural corridor confirmed the presence of at least two mineralized gold zones over 1.8 kilometre. The area remains an exploration target outside the know resource.

Encouraged by the significant results of the fall 2002 program, the Company began a 10,000-metre drilling program on January 30, 2003. The purpose of the program is to increase the known resources of the Discovery Zone and test various targets along the Discovery structural corridor and elsewhere.

OTHER PROPERTIES

The latest description of the exploration works on  other properties has been provided in Form 10-SBA2 and Form 10-QSB for the period ending September 30, 2002 to the exception of the following comments on Lost Bay property.

Lost Bay Property

The Lost Bay property consists of 26 contiguous claims covering an area of 1,040 hectares and is located about 30 kilometres northwest of Rouyn-Noranda in north-western Quebec, in the centre of Montbray Township.

Given that no significant work had been conducted on the Lost Bay property since 1996, the Company decided to take a write-down of $85,000 for the year ended December 31, 2002, consisting of $83,000 included in the properties and $2,000 in deferred expenditures.

Item 3.

Legal proceedings.

As of December 2002, the legal proceedings that was described in details in Form 10/SBA2 have been settled between the Company’s insurance company and the plaintiffs Mrs. Lynn Lauzon and Mr. Marc Racicot. The Company has not other legal proceedings pending.

Item 4.

Submission of Matters to a Vote of Security Holders.

There wad no new matters submitted to a Vote of Security Holders since the filing of Form 10-QSB as of September 30, 2002.

PART 11

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)

Market information

CURRENCY AND EXCHANGE RATES

All dollar amounts set forth in this report are in Canadian dollars, except where otherwise indicated.  The following table sets forth (i) the rates of exchange for the Canadian dollar, expressed in the U.S. dollars, in effect at the end of each of the periods indicated;  (ii) the average exchange rates in effect on the last day of the end of each such period;  (iii) the high and low exchange rate during such periods, in each case based on the noon buying rate in cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York. Prices based on the period January 1 to December 31 yearly, and quoted in U.S. Dollars.

	2002	2001	2000

Rate at end of Period	1.5776	1.5928	1.4995

Average Rate During Period	1.5703	1.4983	1.4853

High Rate	1.6184	1.6034	1.5583

Low Rate	1.5028	1.4935	1.4353

The high and low exchange rates for each month during the previous six months are as follows:

	July 2002	August 2002	September 2002	October 2002	November 2002	December 2002

High rate	1,5512	1,5724	1,5789	1,5810	1,5748	1,5620
Low rate	1,5407	1,5632	1,5712	1,5739	1,5686	1,5559

On March 17, 2003 the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $ 1.00 USD=$1.4835CND.

The Company’s securities were traded in Canada as Strateco Resources Inc. (“RSC”) on the Bourse de Montréal Inc. from November 7, 2000 to September 30, 2001, from October 1, 2001 to May 15, 2002 on Canadian Venture Exchange (CDNX) and from May 15, 2002 to this date on TSX Venture Exchange.

(b)

Prior sales of common shares in Canada

Bourse de Montréal Inc.

From November 7, 2000 to September 30th, 2001 the Company’s shares were listed as Strateco Resources Inc. (RSC) at the Bourse de Montréal  (Montreal Exchange).

	High	Low	Volume
2002
November 7, 2000	$ 0.40	$ 0.11	1,458,375
to December 31,2000

2001
First Quarter	$ 0.28	$ 0.11	646,741
Second Quarter	$ 0.25	$ 0.12	446,125
Third Quarter	$ 0.18	$ 0.10	216,750

Canadian Venture Exchange (CDNX) now called TSX Venture Exchange

The Company’s shares are listed on the Canadian Venture Exchange (CDNX), from October 1, 2001 to May 15, 2002 as Strateco Resources inc. (RSC).Since May 1, 2002 Canadian Venture Exchange (CDNX) is called TSX Venture Exchange.

	High	Low	Volume
2001
Fourth Quarter	$ 0.35	$ 0.11	1,317,805

2002
First Quarter	$ 0.30	$ 0.12	1,724,608
Second Quarter	$ 0.29	$ 0.14	2,494,500
Third Quarter	$ 0.21	$ 0.14	704,700
Fourth Quarter	$ 0.19	$ 0.12	2,227,000

On March 17, 2003, the closing bid price of the Common Shares on the TSX Venture Exchange was $0.12 per share. At March 17, 2003, 804 725 Common Shares were held by 16 registered holders in the United States, representing an aggregate of 2.47 % of the Company’s total issued and outstanding Common Shares.  The Company is not listed for trading on any securities exchange in the United States, and there has been no active market in the United States for the Common Shares.

Price Fluctuations, Share Price Volatility

Securities markets in Canada have experienced a high level of price and volume volatility in recent years, with many resource companies experiencing wide price fluctuations not necessarily related to operating performance or underlying asset values of such companies.  The Company’s shares traded  between $0.12 and $0.35 during 2001 and between $0.12 and $0.30 during 2002.  The Company’s shares traded between $0.14 and $0.21 during the third quarter of 2002, between $0.12 and $0.30 during the fourth quarter and between $0.10 and $0.21 from January 1, 2003 to March 17, 2003.  No assurance can be made that the Company’s share price and volume will not continue to fluctuate materially.

(c)

Private offerings in Quebec, Canada

The Company has given information on its last private placement in the convention for an option agreement to acquire an interest of 50% on the Discovery Project  and a joint venture agreement with GéoNova Explorations Inc. on October 8, 2002, was already provided in detail in Form 10Q-SB for the quarter ending September 30, 2002 .

The Company was at the time of this private placement under the jurisdiction of the Quebec Securities Commission and obtained from it an exemption to file a prospectus for each private placement according to the rules and regulations of the Quebec Securities Act and Quebec’s Regulations concerning securities and obtained also authorization from the TSX Venture Exchange in Canada to issue the common shares and warrants described in this placement for which the information was given in Form 10-QSB.

This private placement was exempted from registration in the U.S.

 (d)

Public offering in Quebec, Canada

The Company conducted a second public offering since its incorporation, under a visa for prospectus of the Quebec Securities Commission dated November 12, 2002 and the approval of the TSX Venture Exchange (TSX) in Canada to issue the common shares and warrants described in this public offering. This public offering  was not registered in the U.S. since it was not offered in the U.S. but only in Canada. This public offering is detailed as follows:

Prospectus November 12, 2002 in Quebec, Canada	Number of A units sold Maximum: 2,000	Number of B units sold Maximum: 400	Amount received Maximum: $2,400,000	Number of common shares issued	Number of warrants	Broker’s fees	Broker’s warrants

First closing	1182	291	$ 1,473,000	8,024,250	1,818,750	$ 125,070	401,212
December 6, 2002

Second closing	580	0	$ 580,000	3,045,000	0	$ 52,200	152,250
December 13, 2002

Third closing	238	0	$ 238,000	1,249,000	0	$ 21,420	62,475
December 21, 2002

Fourth closing	0	100	$ 100,000	625,000	625,000	$ 6,000	31,250
January 14, 2003

Fifth closing	0	9	$ 9,000	56,250	56,250	$ 540	2,813
January 21, 2003

TOTAL	2,000	400	$ 2,400,000	13,000,000	2,500,000	$ 205,230	650,000

On November 12, 2002, Strateco received the final visa for a prospectus offering of up to $2,400,000 including $1,600,000 in flow-through shares in Quebec, Canada, from the Quebec Securities Commission. TSX Venture Exchange (TSX) has approved the issuance of shares and warrants of this public offering. The maximum offering was 2,000 A units and 400 B units.  The flow-through offering was completed (maximum offering) on December 19, 2002 with a total of $2,135,000 subscribed for at that date. As of January 21, 2003,  the maximum offer of 2,000 A units and 400 B units had been subscribed with a total of $2,400,000 subscribed for at that date.

The financing was realized at a price of $0.20 per flow-through share and $0.16 per common share. Each A unit comprises 4,000 flow-through shares at a price of $0.20 per flow-through common share and 1,250 common shares at $0.16 per common share. Each B unit comprises 6,250 common shares at price of $0.16 per share and 6,250 warrants entitling the subscriber to purchase one common share of the Company at price of $0.21 per share at any time up until May 10, 2004.

The Company as part of the agency agreement with CTI Capital Inc. acting as agent for the public offering in Quebec, Canada, dated November 11, 2002, paid a broker’s fees of $198,690 and issued 615,937 broker’s warrants as broker’s fees as of December 31, 2002.

On January 14 and 21, 2003, 109 B units were sold for a total of $109,000, including 100 units to financial institutions. Each B unit consists of 6,250 common shares at $0.16 per share and 6,250 warrants, for a total of 681,250 shares and 681,250 warrants. Each warrant entitles its holder to purchase one share of the Company at $0.21 at any time up until May 10, 2004.

On January 14 and 21, 2003, as part of the agency agreement with CTI Capital Inc. acting as agent for the public offering dated November 11, 2002, the Company paid broker’s fee of $6,540 and issued 34,063 broker’s warrants as broker’s fees. Each warrant entitles its holder to purchase one common share at $0.16 per share until June 6, 2004.

 (e)

Use of proceeds

The Company anticipates that proceeds from the flow-through portion of the public offering in Quebec, Canada, completed December 19, 2002 in the amount of $1,600,000 will be mainly applied to diamond exploration on the Cardinal property in the Otish Mountains area and the exploration for gold on the Discovery project.  The Company anticipates possibly using the proceeds for another project if the results obtained do not justify further expenses and the Company reserves the right to reallocate the use of proceeds as it deems appropriate in the best interests of the Company and its shareholders.

Pursuant to the flow-through financing for which closings took place on December 6, 13, and 19, 2002, the Company undertook to incur $1,600,000 in exploration expenses before December 31, 2003. This sum will be primarily used on exploration on the Discovery project and the Cardinal property.

 (f)

Holders

The Company has no holder of debentures as of Mach 17, 2003.  The Company had approximately 1,124 holders of which 16 are holders of record in the United States for the common shares as of March 17, 2003.  C.D.S. & Co. represents several unidentified holders in Canada or in the United States of America.

(g)

Dividends

The Company has not paid any dividends since its incorporation and does not anticipate as of March 17, 2003, the payment of dividends in the foreseeable future. At present, the Company’s policy is to retain earnings, if any, to finance exploration on its properties. The payment of dividends in the future will depend upon, among other factors, of the Company’s earnings, capital requirements and operating financial conditions.

(h)

Equity compensation plan information

The Company doesn’t have any Compensation plan under which equity securities are authorized for issuance.

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(a)

Plan of operation

The Company believes it can satisfy its cash requirements through December 31, 2003 since it completed a public offering in Quebec, Canada, with three closings in 2002 for an amount of $2,135,000 and additional closings on January 14 and January 21, 2003 of a total of $109,000 for a total financing of $2,400,000 as of March 17, 2003. Parts of these sums must be spent on exploration works since $1,600,000 was obtained by the sale of flow-through shares giving to shareholders a tax rebate in Quebec, Canada. Warrants and stock options detailed in the Financial Statements could also be exercised during this period.

For 2003, the Company will concentrate its efforts on the diamond and gold exploration sectors in Canada. The Company is already engaged in and will continue during this period, exploration works for diamond on the Cardinal property and for gold exploration on the Discovery Project. Following the industry trends and demands, the Company is also considering the acquisition of properties to conduct exploration works for gold. To that end, a new public offering in Quebec, Canada, might be needed and completed during that period.

The Company does not expect any changes or more hiring of employees since the contracts are given to consultants and sub-contractors specialized in specific fields of expertise for the exploration works.

(b)

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management analysis of financial position and operating results should be read in light of the Company’s financial statements and the notes thereto, which are presented in accordance with Canadian generally accepted accounting principles.

In 2002, management reassessed the Company’s portfolio in light of exploration results and industry trends.

The option on the Cambior’s  Dufault property was dropped on September 7, 2002. Poor drilling and in-hole pulse EM survey results did not indicate the presence of significant conductors. A sum of $236,000 was written off on the Dufault property.

Systèmes Géostat International inc. (“Géostat”) decided to terminate its option to earn an interest in the Santa Anna property from the Company. The Company, which had already written off in 2001 $345,000 representing its investment in the Santa Anna property, returned the claims to its owner in the third quarter of 2002, and took a supplementary $8,000 write-off for the Santa Anna property in 2002.

In addition, given that no work had been done on the Lost Bay property since 1996, the Company decided to write- off $85,000 for the year ended December 31, 2002, including $83,000 in the properties and $2,000 in deferred expenditures.

On June 4, 2002, the Company signed a letter of intent with Campbell, amended on June 14, 2002 with GéoNova, pursuant to which it has an option to acquire a 50% interest in the Discovery project. This agreement was the result of an exhaustive search for a gold project that would enable the Company to benefit from an upswing in the gold market.

This letter of intent was subject to a formal agreement (the “Agreement”), which was signed on October 8, 2002. The Company may earn its interest in the property by funding $4,500,000 in exploration expenditures over a four-year period, including $750,000 before the first anniversary of the Agreement, $1,000,000 on or before the second anniversary, $1,250,000 on or before the third anniversary and $1,500,000 on or before the fourth anniversary, and by issuing 600,000 common shares of its share capital to GéoNova, including 300,000 upon signature of the agreement, 150,000 on the first anniversary and 150,000 on the second anniversary. Each share issued to GéoNova will also be accompanied by half a share purchase warrant. Valid for a 24-month period, each warrant will entitle GéoNova to acquire one share of the Company at a price equal to the weighted average price of the shares on the TSX for the 10 days prior to issuance, plus a premium of  20%.

Exploration conducted on the Discovery project from 1986 to 1998 led to the discovery of a mineralized zone traced over a distance of over 800 metres and to a depth of 600 metres. In December 1997, GéoNova estimated a geological resource of 2,120,520 tonnes grading 5.11 g/t Au over an average horizontal thickness of 6.85 metres.

With its new portfolio of properties in hand, management proceeded with a $2,400,000 financing. On November 12, 2002, the Company received a final receipt for a prospectus offering for a maximum of $2,400,000, including $1,600,000 in flow-through shares. The maximum amount of the flow-through offering was reached on December 19, 2002, when the Company closed on a total of $2,291,000, including $250,000 from financial institutions. Two additional closings took place on January 14 and 21, 2003 for a total of $109,000, including an additional $100,000 from financial institutions, completing the $2,400,000 public financing.

This public financing of $2,400,000 will allow exploration to continue on the Discovery project in 2003 in preparation for a feasibility study that may include underground work early in 2004. A 10,000-metre drilling program began in January 2003.

On July 23, 2002, the Company filed Form 10-SB to become officially registered in the United States with the US Securities and Exchange Commission on September 20, 2002. Its file number is 0-49942. This registration enables brokers and American investors to own and trade the Company’s common shares in accordance with the applicable American regulations.

EARNINGS

Interest income for the year ended December 31, 2002 totalled $16,000 compared to $16,000 in 2001. General and administrative expenses totalled $606,000 in 2002 compared to $399,000 in 2001. The increase in administrative expenses is mainly due to professional fees related to the Company’s registration in the United States with the U.S. Securities and Exchange Commission, costs related to the acquisition of the Discovery project, and shareholder communication expenses, which grew to $58,000 in 2002 from $10,700 last year.

For the year ended December 31, 2002, the Company wrote off $236,000 in expenses incurred on the Dufault property, $8,000 in expenses incurred on the Santa Anna property and $85,000 in relation to the Lost Bay property.

At December 31, 2002, the net loss was $921,000 ($0.05 per share) compared to a loss of $727,000 ($0.06 per share) in 2001. The loss is based on a weighted average of 19,791,368 outstanding common shares for the year ended  December 31, 2002 compared to 11,732,609 outstanding common shares in 2001.

Cash Flow

During the year ended December 31, 2002, investing activities used cash of $784,000 compared to $176,000 in 2001. These amounts were applied to exploration on  properties.

The number of outstanding shares grew from 18,252,985 shares valued at $2,437,207 at the beginning of 2002 to 31,865,485 shares valued at $4,663,740, representing net equity financing of $2,226,533 during the year ended December 31, 2002. An additional 300,000 shares were issued during the year as consideration for a $48,000  property, and 25,000 shares as consideration for a $3,250 option agreement. In the context of the public financing completed in 2002, 13,287,500 shares were issued for proceeds of $2,175,283 (net of common share issue costs of $310,967).

Cash and cash equivalents stood at $320,220 at December 31, 2002 compared to $357,619 in 2001, and the Company had reserved cash of $1,600,000 in exploration expenditures at December 31, 2002 compared to $800,000 at December 31, 2001.

Balance Sheet

At December 31, 2002, the Company’s total assets amounted to $2,970,500 compared to $1,709,000 in 2001. Working capital stood at $1,882,000 at December 31, 2002 compared to $1,036,000 in 2001, demonstrating the Company’s  financial position.

During the year, the Company issued 13,612,500 common shares in consideration of a net amount of $2,226,533 in cash, option agreements and properties. This brought the total number of issued and fully paid common shares to 31,865,485 representing $4,663,740.

OUTLOOK

On January 14 and 21, 2003, 109 B units were subscribed for a total of $109,000. Each B unit consists of 6,250 common shares at $0.16 per share and 6,250 warrants, for a total of 681,250 shares and 681,250 warrants. Each warrant entitles its holder to purchase one share of the Company at $0.21 at any time up until May 10, 2004.

On January 14 and 21, 2003, as part of the agency agreement with CTI Capital Inc. acting as agent for the public offering dated November 11, 2002, the Company issued 34,063 broker’s warrants as agent’s fees. Each warrant entitles its holder to purchase one common share at $0.16 per share until June 6, 2004.

(c)

Off-balance sheet arrangements.

None

Item 7.

Financial Statements

The Company incorporates for reference as exhibit to the present document the Strateco Resources Inc. consolidated financial statements for the fiscal year ending December 31, 2002 prepared in accordance with generally accepted accounting principles in Canada which includes a U.S. GAAP reconciliation.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

For the year ending December 31, 2002, there has been no changes and disagreements with Accountants on accounting and financial disclosure.

(a)

Significant employees

The Company hires consultants, professionals and contractors and has no employees. The most significant and permanent consultants in the pursuit of the Company’s business are Mr. Guy Hébert and Mr. Jean-Pierre Lachance.

(b)

Family relationships

There is no other family relationships among directors, executive officers or persons chosen to become an executive officer or director at the exception of Mr. Claude Hubert, director, who is the uncle of Mr. Guy Hébert, president and director. None of these persons has been involved in legal proceedings described in the following section.

(c)

Legal proceedings

None of the directors and executive officers mentioned above in ITEM 5 has been involved in the following legal proceedings in the last five years

1.

None of the directors and executive officers has been involved in any bankruptcy petition filed by or against any business of which a director or executive officer was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time.

2.

None of the directors or executive officers of the Company has been subject to any conviction in a criminal proceeding or is being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) ;

3

None of the directors or executive officers of the Company has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4.

None of the directors or executive officers of the Company has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law and the judgment has not been reversed, suspended, or vacated.

Item 9.

Directors and Executive Officers, Promoters and Control persons; Compliance with section 16 (a) of the Exchange Act .

The Board of Directors consists of six directors who will serve until the next annual meeting and until they are re elected or their successors ill be elected. This annual meeting will be held on May 14, 2003 in Montreal, Quebec.

(a)

Directors and executive officers

The board of directors of Strateco is a multidisciplinary team with recognized practical experience in various fields of activity that enables them to practice good corporate management. The members of the board are:

Guy Hébert – President and Chief executive officer of the Company and director

Jean-Pierre Lachance – Executive Vice President of the Company and director

Claude Hubert – Geological Consultant, director

Jean-Guy Masse – President, Masvil Capital Inc., director

Robert Desjardins – President, Robert G. Desjardins et Associés, director

Francine Bélanger – Accountant Consultant, director

Henri Lanctôt -Secretary

Mr. Guy Hébert, 53 years old, has been President of BBH Géo-Management Inc. since October 1992. He was also President of Lyon Lake Mines Ltd. from 1986 to 2001. From 1985 to 1992, he was President and Chief Executive Officer of Audrey Resources Inc. Mr. Hébert was also a director of Orleans Resources Inc. from 1993 to 1998 and President and Chief Executive Officer of Altavista Mines Inc. from 1995 to 2000.  Mr. Hebert has been a director Chief executive officer and president of the Company since April 13, 2000.

Mr. Jean-Pierre Lachance, 50 years old, is Executive Vice President of the Company. He has been a director of the Company since April 13, 2000.  He was also Vice President of Lyon Lake Mines Ltd. from 1996 to 2001, becoming Executive Vice President in May 1999. He has also been the president of Novontar S.A. since 1996. From 1992 to 1994, he was a freelance consultant, and from 1991 to 1992 he was Technical Director of Corpomin Management Inc. From 1989 to 1991 he was Expert Co-coordinator with Consortium Sidam-Minorex, and prior to that he was Project Manager, Mines and Geology Division with Groupe-Conseil Roche Ltd.

Mr. Claude Hubert, 67 years old, has been a geological consultant since 1997, and was a professor in the geology department at Université de Montréal from 1967 to 1999.  He has been a director of the Company since April 13, 2000.

Mr. Jean-Guy Masse, 61 years old, has been President of Masvil Capital Inc. since 1992. From 1992 to 1998 he was President of Orleans Resources Inc. From 1984 to 1992, he was Executive Vice President of Dundee Capital Inc. and President and Chief Executive Officer of CMP Fund Management Ltd. He is presently Chairman of the Board of Metco Resources Inc. and a director of Mines Cancor Inc. and Minerais Bruneau Inc., companies listed on the TSX Venture Exchange.  He has been a director of the Company since April 13, 2000.

Mr. Robert Desjardins, 58 years old, obtained his degree in accounting sciences in 1967 from École des Hautes Études Commerciales. He was a securities broker from 1968 to 1974, then President of Desjardins, Campeau, Dubord and Associates Inc., management consultants, from 1974 to 1989. Since 1989, Mr. Desjardins has been President of Robert G. Desjardins and Associates Inc., a firm specializing in corporate finance and the development of financial products. Mr. Desjardins is a member of the Corporation des Administrateurs Agréés du Québec.  He has been a director of the Company since October 31, 2001.

Ms. Francine Bélanger, 44 years old, has been the vice president and chief financial officer of Datacom Wireless Corporation from May 2000 to December 2001. Since December 2001, Mrs. Belanger is an Accounting Consultant. She was also the treasurer of BBH Géo-Management Inc. from 1992 to 2000. From 1987 to April 30, 2000, Mrs. Bélanger was the treasurer and director of finance for Lyon Lake Mines Ltd. Prior to 1992, she was treasurer and director of financial services for Audrey Resources Inc. She has been director of the Company from April 13, 2000 to October 30, 2001 and was re-appointed  on June 20, 2002.

Mr. Lanctôt, age 59, is the Corporate Secretary of the Company.  Mr. Lanctôt, LLL, is a member of the Bar of the Province of Quebec, Canada since 1968, is a partner of the law firm of Gowling, Lafleur, Henderson, LLP. Montreal, Canada since 1984.  Mr. Lanctôt has an extensive legal background in corporate, business and resources laws.

(b)

Compliance with section 16 (a) of the Exchange Act .

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (“SEC”). Such officers and directors and directors and 10 % stockholders are also required by SEC rules to furnish the Company with copies of all section 16 (a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2002, except as provided in the next sentence, there was compliance with the Form 3, Form 4  filing requirements applicable to its directors and officers.

The directors and officers have thereafter filed only the Quebec Securities Commission, the principal national securities exchange jurisdiction of the Company as allowed by Rule 16a-3 (c).

Item 10.

Executive Compensation.

(a)

General

During the financial year ended December 31, 2002, the Company has not paid any form of remuneration to its directors or officers nor any compensation whatsoever other than stock options.

Mr. Guy Hébert, President and Chief Executive Officer has received  the following Executive Compensation from BBH Géo-Management Inc. as a result of work performed or duties related to the Company’s business:

Name and principal position	Year	Salary (Canadian dollars)	Other annual compensation (Canadian dollars)(1)	Securities underlying options/SARs (#)

Guy Hébert, CEO	2002	78,925	3,600	nil
	2001	62,000	3,600	nil

(1)

Mr. Guy Hébert received pursuant to the services contract between the Company and BBH Géo-Management Inc. an allowance for the use of a vehicle in the execution of his functions as Chief Executive Officer of the Company in the amount of $300. per month including Canadian taxes.

Mr. Jean-Pierre Lachance, Executive Vice President, receives an annual salary from BBH Géo-Management Inc. as a result of work performed or duties related to Strateco’s business which does not exceed $100,000. Mr. Henri Lanctôt, Secretary is also Partner of Gowling, Lafleur Henderson, LLP, a legal firm which receives payment for legal services and consultations from BBH Géo-Management Inc. on works and duties related to the Company’s business in an amount that  did not exceed $100,000 for the last fiscal year.

(b)

Stock options granted during the last financial year

Name	Number of Shares Underlying Stock Options Granted	Percent of total options granted to consultants and collaborators in fiscal year	Exercise Price	Expiration Date

GUY HEBERT
President and CEO	nil

JEAN-PIERRE LACHANCE	nil
Executive Vice President

During the year ended December 31, 2002, the Company has granted stock options for 150,000 shares of which 100,000 were for a director who is not an Executive officer of the Company and 50,000 for a consultant of the Company pursuant to the Company’s stock options plan. the share price of the Company on the TSX Venture Exchange was equal or less than $0.18 per share. During this period no stock options were exercised.

Item 11.

Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

(a)

Security ownership of certain beneficial owners

The Company is a publicly-traded Canadian corporation, the shares of which are owned by Canadian residents and U.S. residents.  Strateco is not owned or controlled, directly or indirectly by any foreign government or any other companies. Ownership is based on information furnished to the Company by its Transfer Agent, Computershare Company of Canada. The Company knows of only one person owning more than 5% of any class of the small business issuer’s voting securities.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of class

Guy Hébert
Common shares,	595 Marie-Victorin
escrowed shares and	Boucherville, Quebec	2,009,000(1)(2)	6.17%
stock options	Canada J4B 1X4
President, CEO and Director 2000

(1)

500,000 of the number of shares represent stock options, 300,000 of these stock options were attributed on Nov. 8, 2000 with expiry date of Nov. 7, 2005 at $0,20 per share and 200,000 were attributed on Sept. 26, 2001 with expiry date of Sept. 25, 2005 at the price of $0,15 per share. Mr. Hébert has the right to exercise these stock options within 60 days.

(2)

137,500 of the 1,509,000 shares held by Mr. Hébert are escrowed as of March 17, 2003.

(b)

Security ownership of management

The following table sets forth the names and addresses of each of the directors and officers of the Company, their principal occupations and their respective date of commencement of their term with the Company.  All directors and officers hold office until the next Annual General Meeting of Shareholders of the Company or until a successor is appointed.

1	2	3	4
Title of class	Name and position with the Company	Number of Common Shares of the Company Beneficially Owned or Directly/Indirectly Controlled (1)(4)(5)(6)(7)	Percentage of Issued Share Capital (5)

Common shares, escrowed shares and stock options to purchase common shares	GUY HEBERT, 595 Marie-Victorin Boucherville, Quebec, Canada J4B 1X4 President & Director 2000	2,009,000(2)	6.17%

Common shares, escrowed shares and stock options to purchase common shares	JEAN-PIERRE LACHANCE 272, Fairchild Greenfield Park, Quebec Canada J4V 1Z9 Executive Vice President and Director 2000	739,250(3)	2.27%

Common shares and stock options to purchase common shares	CLAUDE HUBERT(8) 29 De la Rochelle Ste-Julie, Quebec Canada, J0L 2S0 Director 2000	150,000	0.46%

Common shares and stock options to purchase common shares	JEAN-GUY MASSE(8) 775 Chemin Markham Montreal, Quebec Canada H3P 3A6 Director(6) 2000	108,000	0.33%

Common shares and stock options to purchase common shares	ROBERT DESJARDINS 236, Notre-Dame apt #5 Repentigny, Quebec Canada J6A 2R6 Director 2001	300,000	0.92%

Common shares and stock options to purchase common shares	FRANCINE BELANGER(8) 260, de Normandie Boucherville, Quebec Canada J4B 8C2 Director 2000 to October 2001 and from June 2002	120,228	0.37%

Common shares and stock options to purchase common shares	HENRI LANCTOT 247 Trenton ave. Montreal, Quebec Canada H3P 1Z8 Corporate secretary	101,000	0.31%

Total common shares, escrowed shares and stock options to purchase common shares		3,527,478	10.84%

(1)

Provided by each of the directors and officers, as of March 17, 2003.

(2)

137,500 of the 1 509 000 shares held by Mr. Hébert are escrowed.

(3)

50,000 of the 113,000 shares held by Mr. Lachance are escrowed.

(4)

Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof, based upon information furnished to the Company by individual directors and officers.  Unless otherwise indicated, such shares are held directly. The directors do not own any share purchase warrants as of March 17, 2003.

(5)

The directors, officers and other members of management of the Company, as a group beneficially own, directly or indirectly, common shares of the Company, representing 10.84 % of the total issued and outstanding securities of the Company as of March 17, 2003.

(6)

Details of stock options held by the directors and officers have been provided in Form 10-SB/A2.

(7)

Of the number of common shares mentioned in Column 4 of the preceding table, the directors owned each a number of stock options with right to exercise within 60 days as follows: Mr. Hébert , 500,000; Mr. Lachance, 600,000; Mr. Hubert, 100,000; Mr. Masse, 100,000; Mr. Desjardins, 300,000; Mrs. Bélanger, 100.000 and Mr. Lanctôt, 100,000. To this date none of these stock options has been exercised.

(8)

Member of the Audit Committee of the Company.

(c)

Changes in control

The Company does not anticipate at this time any changes in control of the Company.

Item 12.

Certain Relationships and Related Transactions.

(a)

Related parties transactions

The Company has incurred fees and administrative expenses totaling $327 668 during the financial year ended December 31, 2002 and $244 081 for the year ended December 31, 2001 with BBH Géo-Management Inc., a private company that provides project management and administrative services to the Company under a services contract dated August 1, 2002. Guy Hébert, President and director of the Company is also the sole director and Executive Officer of BBH Géo-Management Inc. The payments made to BBH Géo-Management Inc. are equivalent to the payments that would be made by the Company to an unrelated company.

BBH Géo-Management Inc. provides the following services to the Company:

1.Fixed fees of $3,000Cnd per month for the rent of offices and office equipment.

2. Secretarial personnel

3. Management, accounting and legal services

4. Geological consultants

5. Public relations with investors and regulatory or governmental organism.

6. Research of financing.

Mr. Henri Lanctôt, secretary of the Company, is a Partner of Gowling Lafleur Henderson LLP which is also the legal counsel of the Company.

As of December 31, 2002, the accounts payables to BBH Géo-Management  inc.  by the Company amounts to $86,767 and $167,252 for the year ended December 31, 2001.

(b)

Transactions with Promoters

Mr. Guy Hébert, President and director of the Company can be considered as the promoter of the Company in consideration of his participation and managing of the business of the Company since its incorporation.

Mr. Hébert does not receive any salary or compensation for his services as Director and Chief Executive Officer of the Company but is entitled to receive stock options as an incentive. Mr. Hébert has been awarded 500,000 stock options by the Board of Directors of the Company since its incorporation.

(c)

Conflict of interests

The directors and executive officers of the Company can have functions in other public mining companies or still to detain important assets in other public mining companies and to that effect enter into conflicting interests at the time of negotiation or to conclude the mode or scope related to that venture when these other mining companies can participate in the same joint venture.

In that case, at the Board of Directors meeting, that director will abstain himself or herself from voting on that subject matter.  Joint ventures in acquiring and exploring and mining natural resources are frequent in that industry. According to the laws regarding companies in Quebec, Canada, a director of the Company must act honestly, in good faith and in the fundamental interests of the Company.

Item 13.

Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)

Exhibits

13.1

Consolidated and audited financial statements for the year ended December 31, 2002 and December 31, 2001.

CE

b)

Reports on Form 8-K. : None

SIGNATURES

STRATECO RESOURCES INC.

By (Signed) Guy Hébert, President

Date : March 17, 2003

CERTIFICATIONS

I, Guy Hébert, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Strateco Resources Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a  material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

As the registrant’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and  I have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is  made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

As the registrant’s certifying officer, I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not  material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

As the registrant’s certifying officer, I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated :  March 17, 2003

(signed) Guy Hébert

____________________________

Guy Hébert, President

Strateco Resources Inc.

CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Strateco Resources Inc. (the “Company”) on Form 10K-SB for the period ending December 31, 2002, which contains the Company’s financial statements for the years ended December 31, 2002 and 2001, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Guy Hébert, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Report fully complies with the requirements of section 13(a) of 15(d) of the Securities Exchange Act of 1934;

and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Guy Hébert

__________________

Guy Hébert

President and Chief Executive Officer

March 17, 2003