Form 10QSB
period 2003-03-31
STRATECO RESOURCES INC
filed 2003-05-15
CIK 1178672

OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response: 32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[     ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  0-49942

STRATECO RESOURCES INC

_______________________________________________________________________________

(Exact name of registrant as specified in its charter)

Quebec, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225, Gay-Lussac Street, Boucherville, Quebec, Canada J4B 7K1

(450) 641-0775

_______________________________________________________________________________

(Address and telephone number of registrant’s principal executive offices and principal place of business)

Former address: 204, De Montarville, blvd., suite 130, Boucherville, Quebec, Canada

_______________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.

Yes

[ X ]

No

[     ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes

[     ]

No

[     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

32,546,735 Common shares

(Check one):

Transitional Small Business Disclosure Format:

Yes

[     ]

No

[ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Quaterly financial statements of Strateco Resources inc. (herafter called “the Company”) dated May 12, 2003 for the period between January 1, 2003 and March 31, 2003 are hereby incorporated in the following pages of PART 1 and are filed on EDGAR.

Item 2. Management’s Discussion and Analysis or Plan of Operation

As required by Item 303 of Regulation S-B incorporation by reference is made to Section “Analysis by the management of the financial situation” in the Company’s First Quarter Interim Report for the period ended March 31, 2003 in the following pages of PART 1 for discussion by the Company’s Management of the material changes in financial condition and results of operation since the end of the last fiscal year and for the comparable interim period in the preceding year.

Item 3. Controls and Procedures

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, president, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quaterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer completed his evaluation

STRATECO RESOURCES INC.

FIRST QUARTER

INTERIM REPORT

March 31, 2003

_____________________________________________________________________________________

1225 rue Gay-Lussac

Boucherville, Québec J4B 7K1

Tel.: (450) 641-0775

Fax: (450) 641-1601

Email: info@stratecoinc.com

Website: www.statecoinc.com

____________________________________________________________________________________

SUPPLEMENTARY INFORMATION

1.

Analysis of Deferred Exploration Expenditures and Costs

See Note 5

2.

Related Party Transactions

See Note 7

3.

Summary of Shares Issued and Options Granted during the Period

See Note 6

4.

Summary of Shares at the End of the Period

See Note 6

5.

List of Names of Directors and Officers

Guy Hébert, President and Director

Jean-Pierre Lachance, Executive Vice President and Director

Robert Desjardins, Director

Francine Bélanger, Director *

Claude Hubert, Director *

Jean-Guy Masse, Director *

* Member of the Audit Committee

Report to Shareholders

In the first quarter of 2003, your Company continued to explore the Discovery gold project and the Cardinal diamond property. The work done on the properties consisted mainly of drilling.

In late January 2003, Strateco undertook a 10,000-metre drilling program on Discovery, a project 45 kilometres northwest of Lebel-sur-Quévillon, Québec, on which the Company has an option to earn a 50% interest.

Among other things, the drilling program aims to better delineate the gold mineralization of the Discovery Zone, where GéoNova Explorations Inc. outlined a resource of 2.12 million tonnes grading 5.11 g/t Au, an estimate that was subsequently confirmed by MET-CHEM.

Drilling on the East lens of the Discovery Zone in the last quarter yielded an improved understanding of the structural context and confirmed the high gold grades obtained previously, as well as the presence of two en echelon lenses. Drilling was slowed by hole deviation problems, which also made reaching certain targets difficult.

In order to accelerate the progress of the drilling program and allow the East and West lenses to be drilled simultaneously, a second drill was mobilized on the site at the beginning of April. The only hole drilled on the West lens returned a 4.3-metre section grading 8.92 g/t Au.

The Company also conducted a ground magnetometer survey and a six-hole drilling program on the Cardinal property, located in the Otish Mountains. Completed in February 2003, the magnetometer survey was aimed at testing twelve random anomalies on the northeast section of the property. Six targets were subsequently selected for drilling. A total of 500 metres of drilling was completed.

No kimberlite bodies were intersected. The anomalies are attributable to local concentrations of magnetite in amphibolites and granite. An unexpectedly thick, 25-meter layer of overburden was encountered in four of the six holes.

In light of these results, management intends to review its plans for further work on the Cardinal property, and will reassess in particular the magnetic anomalies and quaternary geology.

In January 2003, two closings for proceeds of $109,000 took place as part of a public financing by prospectus in Quebec, Canada that was cleared in November 2002. These were the final closings for a $2,400,000 financing. Your Company enjoys a solid financial position and will continue to be very active in exploration in the coming months.

Guy Hébert, President

May 12, 2003

Management Discussion and Analysis of Financial Position

INCORPORATION, NATURE OF BUSINESS AND ONGOING EXPLORATION

The Company was incorporated under the Canadian Business Corporations Act by articles of incorporation dated April 13, 2000.

The Company is primarily engaged in the exploration of properties with a view to commercial production. The Company does not currently have any properties in production. The Company owns or holds interests in various properties in Quebec.

The recovery of the cost of mining assets depends on the Company’s ability to discover and to extract economic reserves, obtain the financing required to continue exploring and developing its properties and put its properties into commercial production or realize proceeds from their sale.

The Company must periodically obtain new funding in order to pursue its activities. Despite the fact that it has succeeded in doing so in the past, there is no guarantee that it will succeed in doing so in the future.

RESULTS

For the three-month period ended March 31, 2003, interest income amounted to $8,771 compared to $4,670 for the same period ended March 31, 2002. General and administrative expenses for the period totalled $152,447 compared to $79,583 for the same period last year.

At March 31, 2003, the net loss amounted to $143,676 ($0.01 per share) compared to a net loss of $74,913 ($0.00) per share at March 31, 2002. The net loss is based on a weighted average of 23,210,307 common shares outstanding at March 31, 2003 compared to a weighted average of 18,260,819 common shares outstanding at March 31, 2002.

CASH FLOWS

For the three-month period ended March 31, 2003, investment activities used cash flow of $289,520 compared to $253,423 at March 31, 2002.

A total of 32,546,735 common shares were issued and outstanding at March 31, 2003 compared to 18,721,735 common shares at March 31, 2002.

BALANCE SHEET

The Company had total assets of $3,003,390 at March 31, 2003 compared to total assets of $2,970,572 at December 31, 2002. Working capital stood at $1,546,815 at March 31, 2003 compared to $1,882,368 at December 31, 2002, an indication of the Company’s ability to finance its exploration programs.

OUTLOOK

The recent completion of the $2,400,000 public financing in Quebec, Canada will enable Strateco to step up exploration on its Discovery project in 2003. In addition to drilling on the Discovery Zone and its southeastern extension, the Company will focus on exploring the new structure interpreted through a regional structural study by SRK last fall. The goal is to identify a new mineralized corridor.

On the Cardinal property, the six holes drilled recently did not intersect kimberlitic rocks. However, many targets remain to be tested. In addition to reassessing the magnetic anomalies and quaternary geology, management will look into the possibility of finding a partner for future work.

STRATECO RESOURCES INC.

BALANCE SHEETS

(unaudited)

(In Canadian dollars)

	March 31, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 374,418	$ 320,220
Restricted cash (Note 3)	1,317,314	1,600,000
Accounts receivable	66,767	90,165
Prepaid expenses	6,484	11,300

	1,764,983	2,021,685

PROPERTIES (Note 4)	55,500	55,500

DEFERRED EXPENDITURES (Note 5)	1,182,907	893,387

	$ 3,003,390	$ 2,970,572

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 7)	$ 218,168	$ 139,317

SHAREHOLDERS’ EQUITY

Capital stock (Note 6)	4,721,133	4,623,490
Stock options	2,150	2,150
Warrants	40,250	40,250
Deficit	(1,978,311)	(1,834,635)

	2,785,222	2,831,255

Commitments (Note 8)
	$ 3,003,390	$ 2,970,572

See notes to financial statements.

ON BEHALF OF THE BOARD

(signed) Guy Hebert__________

Guy Hebert, Director

(signed) Jean-Pierre Lachance__

Jean-Pierre Lachance, Director

STRATECO RESOURCES INC.

STATEMENT OF EARNINGS AND DEFICIT

(unaudited)

(In Canadian dollars)

	Three month periods ended March 31,
	2003	2002

INTEREST INCOME	$ 8,771	$ 4,670

ADMINISTRATION AND GENERAL EXPENSES

Professional fees	66,170	46,118
Legal and audit fees	36,075	9,350
Shareholder communication	21,807	3,222
Listing and registrar fees	8,301	1,773
Travel expenses	1,904	2,502
Insurance	4,628	2,752
Office expenses	13,456	13,836
Interest and bank charges	106	30

	152,447	79,583

NET LOSS	143,676	74,913

DEFICIT, BEGINNING OF PERIOD	1,834,635	913,867

DEFICIT, END OF PERIOD	$ 1,978,311	$ 988,780

NET LOSS PER SHARE	$ 0.01	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,210,307	18,260,819

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENT OF DEFERRED EXPENDITURES

(Unaudited)

(In Canadian dollars)

	Three month periods ended March 31,
	2003	2002

EXPLORATION EXPENSES

Consultants and subcontractors	$ 220,310	$ 196,062
Professional fees	19,552	20,775
Management fees	27,354	29,690
Travel expenses	9,618	4,131
Supplies and equipment rental	4,602	1,746
General exploration expenses	8,084	1,019

INCREASE IN DEFERRED EXPENDITURES	289,520	253,423

BALANCE, BEGINNING OF PERIOD	893,387	394,206

BALANCE, END OF PERIOD	$ 1,182,907	$ 647,629

See notes to financial statements.

STRATECO RESOURCES INC.

STATEMENT OF CASH FLOWS

(Unaudited)

(In Canadian dollars)

	Three month periods ended March 31,
	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$ (143,676)	(74,913)

Changes in non-cash working capital items:
Accounts receivable	23,398	(49,302)
Prepaid expenses	4,816	2,940
Accounts payable and accrued liabilities	78,851	(71,436)

	(36,611)	(192,711)

CASH FLOW FROM INVESTING ACTIVITES

Increase of deferred expenditures	(289,520)	(253,423)

CASH FLOW FROM FINANCING ACTIVITIES

Common share issuance	109,000	75,000
Common share issue costs	(11,357)	(14,979)

	97,643	60,021

NET INCREASE IN CASH AND CASH EQUIVALENTS	(228,488)	(386,113)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,920,220	1,157,619

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,691,732	$ 771,506

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

1.

INCORPORATION AND NATURE OF BUSINESS

The Company was incorporated under the Canadian Business Corporations Act and is engaged in the exploration of properties.

Recovery of amounts indicated under properties is subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to complete development and profitable future production or the proceeds from the sale of such assets.

2.

SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

The attached unaudited financial statements do not include all the disclosures required by generally accepted accounting principles for annual financial statements, and should be read in conjunction with the audited notes to the Company’s audited financial statements for the year ended December 31, 2002.

CASH AND CASH EQUIVALENTS

The Company considers cash and short-term investments maturing within three months or less of their acquisition date as cash and cash equivalents.

PROPERTIES AND DEFERRED EXPENDITURES

Properties are recorded at cost. Exploration costs are deferred, net of government assistance received.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

On January 1, 2002, the Company adopted the new accounting recommendations published by the Canadian Institute of Chartered Accountants (“CICA”) relating to stock-based compensation and other stock-based payments made in exchange for goods and services. The Company has chosen to continue using the settlement value method to record the stock options granted for the benefit or senior executives and management and the fair value method for the options granted to non-employees.

INCOME TAXES

The Company records its income taxes using the balance sheet method. Future income tax assets and liabilities are recorded to take into account the impact on income taxes of variances between the accounting value of certain assets and liabilities shown on the balance sheet and their respective fiscal values. A valuation allowance is recorded as required to reflect an income tax asset that is more likely to be realized than not. The impact of any changes in income tax rates is recorded in the year in which the rates change.

LOSS PER SHARE

The loss per share is calculated based on the weighted average number of common shares outstanding during the period.

3.

RESTRICTED CASH

Pursuant to the flow-through financing completed on December 31, 2002, the Company undertook to incur $1,600,000 in exploration expenses before December 31, 2003. This amount will be used primarily for exploration on the Discovery project and the Cardinal property.

4.

PROPERTIES

	Undivided interest %	March 31, 2003 (unaudited)	December 31, 2002 (audited)

Discovery	-	48,000	48,000
Montbray	100	7,500	7,500

		$ 55,500	$ 55,500

5.

DEFERRED EXPENSES

Properties	Undivided interest %	Balance as at December 31, 2002	Exploration expenses	Write-down/ Subsidy	Balance as at March 31, 2003

Montbray	100	97,477	308	-	97,785
Quenonisca	50	104,253	974	-	105,227
Kanasuta	100	40,170	-	-	40,170
Cardinal	100	268,856	104,707	-	373,563
Discovery	-	382,631	183,531	-	566,162

		$ 893,387	$ 289,520	-	$ 1,182,907

6.

CAPITAL STOCK

AUTHORIZED

Unlimited number of common shares without par value.

Unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors.

	March 31, 2003 (Unaudited)		December 31, 2002 (Audited)
	Common shares	Amount	Common shares	Amount

ISSUED AND FULLY PAID

Balance, beginning of period	31,865,485	$ 4,623,490	18,252,985	$ 2,437,207

In cash or option agreement	-	-	25,000	3,250

In consideration of properties	-	-	300,000	48,000

Flow-through and other financings	681,250	109,000	13,287,500	2,446,000

Common share issue costs	-	(11,357)	-	(310,967)

Balance, end of period (a)	32,546,735	$ 4,721,133	31,865,485	$ 4,623,490

(a)

187,500 common shares are escrowed and cannot be transferred, mortgaged, pledged or otherwise disposed of without the consent of the Québec Securities Commission.

The table below provides a summary of the data on shares issued during the three months ended March 31, 2003:

Date	Shares	Number	Price	Total proceeds	Issue costs

January 14, 2003	common	625,000	$0.16	$ 100,000	$ 10,794
January 24, 2003	common	56,250	$0.16	9,000	563

		681,250	$0.16	$ 109,000	$ 11,357

STOCK OPTION PLAN

The Company has a stock option plan for officers, directors and employees.  A total of 2,200,000 common shares have been reserved for the granting of options.  The maximum number of options that can be granted to a participant cannot exceed 5% of the issued and outstanding common shares.  The exercise price of the options cannot be lower than the market price on the Bourse de Montréal, the Canadian Venture Exchange (CDNX) or the Toronto Venture Exchange (TSX) at the time of granting.  The options must expire no later than ten years from the date the options were granted.

No stock options were granted to directors or consultants during the three-month period ended March 31, 2003.

The outstanding stock options and stock options exercisable at March 31, 2003 are shown in the following table:

Options outstanding			Options exercisable
Weighted average strike price	Number	Weighted average lifespan (years)	Weighted average strike price	Number
$0.20	948,000	2.1	$0.20	948,000
$0.15	700,000	2.1	$0.15	700,000
$0.15	50,000	2.1	$0.15	50,000
$0.20	150,000	3.9	$0.20	75,000
$0.20	50,000	3.9	$0.20	25,000
$0.20	100,000	3.9	$0.20	100,000
$0.19	1,998,000	3.5	$0.18	1,898,000

Changes in the warrants are shown in the following table:

	March 31, 2003 (unaudited)
	Number	Weighted average strike price
Balance, beginning of period	4,858,124	$0.21
Issued(1)	681,250	$0.21
Issued(2)	34,063	$0.16
Exercised(3)	-	-
Balance, end of period	5,573,437

(1)

As part of the public offering dated November 11, 2002, on March 31, 2003, the Company issued 681,250 common shares and 681,250 warrants for proceeds of $109,000. Each warrant entitles its holder to purchase one common share of the Company at a price $0.21 per share at any time up until May 10, 2004.

(2)

Under the terms of the agency agreement dated November 11, 2002, on March 31 the Company issued 34,063 brokers’ warrants as partial payment of the broker’s fee. Each warrant entitles its holder to purchase one common share of the Company at a price $0.16 per share at any time up until June 6, 2004.

(3)

No warrants were exercised during the three-month period ended March 31, 2003

Strike price	Number	Expiry
$0.21	468,750	Between May 5, 2002 and May 4, 2003
$0.21	1,468,750	May 16, 2003
$0.18	335,937	Between December 15, 2002 and December 14, 2003
$0.19	150,000	October 7, 2004
$0.21	1,818,750	May 10, 2004
$0.16	615,937	June 6, 2004
$0.21	681,250	May 10, 2004
$0.16	34,063	June 6, 2004
	5,573,437

7.

RELATED PARTY TRANSACTIONS

During the three-month period ended March 31, 2003, professional fees and administrative expenses totalling $98,734 were paid to a company owned by an officer of the Company.

At March 31, 2003, accounts payable and accrued liabilities included an amount of $93,180 payable to the same company.

8.

COMMITMENT

Effective on August 1st, 2002, the Company and BBH Géo-Management Inc. signed an agreement whereby BBH Géo-Management Inc. will render the Company the following services: office space, secretarial, management, administration, accounting, legal, geological consulting, relations with investors and regulatory authorities, as well as financing-related services. This agreement will remain in effect for a three-year period ending August 1 st, 2005.

9.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

	2003	2002

Net loss per Canadian GAAP, as reported	$ 143,676	$ 74,913

Properties and deferred expenditures(1)	289,520	253,423
Deferred tax expenses (recovery)(2)	(113,074)	(62,853)

Net loss and comprehensive income for the year,
according to U.S. GAAP	$ 320,122	$ 265,483

Net loss per share Canadian GAAP, as reported	0.01	0.00

Effect of adjustments:
Properties and deferred expenditures(1)	0.01	0.01
Deferred tax expenses (recovery)(2)	-	-

Loss per share, according to U.S. GAAP	$ 0.02	$ 0.01

(1)

Properties and deferred expenditures are accounted for in accordance with Canadian GAAP as disclosed in note 3. Under Canadian GAAP, the property’s potential for development is sufficient to permit the capitalization of exploration expenditures incurred as property acquisition costs and deferred expenditures and the management intend to pursue the development. Under U.S. GAAP, a final feasibility study showing economically recoverable proven and probable reserves is required for capitalization of property acquisition costs and exploration expenditures. Accordingly, the property related costs must be expended as incurred.

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

The effect of the application of the above adjustments on the balance sheet of the Company at March 31, 2003 would be to decrease properties by $55,500 to $0 ($93,500 in 2002 to $0), decrease deferred expenditures by $1,182,907 to $0 ($647,629 in 2002 to $0), increase long-term liability by $526,926 ($137,147 in 2002) and decrease shareholders’ equity by $1,765,333 ($878,276 in 2002).

The effect on the statement of cash flows would be a further decrease of $289,520 ($253,423 in 2002) in cash flows from operating activities and a decrease of $289,520 ($253,423 in 2002) in cash flows used in investing activities.

CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Strateco Resources Inc. (the “Company”) on Form 10Q-SB for the period ending March 31, 2003, which contains the Company’s interim financial statements for the quarter, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Guy Hébert, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Report fully complies with the requirements of section 13(a) of 15(d) of the Securities Exchange Act of 1934;

and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Guy Hébert

__________________

Guy Hébert

President and Chief Executive Officer

May 12, 2003

PART II-OTHER INFORMATION

Item 1- Legal proceedings

There has been no changes to report for that period as to legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

In its Annual report Form 10-KSB for the year ended December 31, 2002, filed on Edgar, the Company gave details of a public offering that took place in Quebec, Canada with prospectus dated November 11, 2002 and a visa issued by Quebec Securities Commission for a maximal financing of $2,400,000.

Pursuant to this public offering in Quebec, Canada exempted from registration in the United States of America, for the period between January 1, 2003 and March 31, 2003, two additional closings took place on January 14, 2003 and January 21, 2003 for an additional amount of $109,000 with details as follows:

Prospectus November 11, 2002 in Quebec, Canada	Number of A units sold Maximum: 2,000	Number of B units sold Maximum: 400	Amount received Maximum: $2,400,000	Number of common shares issued	Number of warrants	Broker’s fees	Broker’s warrants

Fourth Closing January 14, 2003	0	100	$100,000	625,000	625,000	$6,000	31,250

Fifth Closing January 21, 2003	0	9	$9,000	56,250	56,250	$540	2,813

Total for the period covered by quarter ending March 31, 2003	0	109	$109,000	681,250	681,250	$6,540	34,063

TOTAL financing since November 11, 2002	2,000	400	$2,400,000	13,000,000	2,500,000	$205,230	650,000

In Quebec, Canada, the term “flow-through share” is used to define common shares of the issuer giving privileges of tax rebates to its registered holder. In this financing, each A unit comprised 4,000 “flow-through” common shares at a price of $0.20 per flow-through common share and 1,250 common shares at $0.16 per common share. Each B unit comprised 6,250 common shares at price of $0.16 per share and 6,250 warrants entitling the subscriber to purchase one common share of the Company at price of $0.21 per share at any time up until May 10, 2004.

On January 14 and 21, 2003, 109 B units were sold for a total of $109,000, including 100 units to financial institutions for a total of 681,250 shares and 681,250 warrants. Each warrant entitles its holder to purchase one share of the Company at $0.21 at any time up until May 10, 2004.

At the closings of January 14 and January 21, 2003, as part of the agency agreement with CTI Capital Inc. acting as agent for the public offering dated November 11, 2002, in Quebec, Canada, the Company paid broker’s fee of $6,540 and issued 34,063 broker’s warrants as broker’s fees. Each warrant entitles its holder to purchase one common share at $0.16 per share until June 6, 2004.

The amount of net offering proceeds to the issuer obtained through that financing in Québec, Canada which started November 11, 2002 and ended on January 21, 2003 is according to the financial statements in PART 1 in the approximate amount of $2,130,000. Of that amount the Company took engagement with the tax authorities in Québec and in Canada to spend $1,600,000 in exploration works before December 31, 2003 in order for the shareholders who acquired A units or 8,000,000 common shares, recognized by the Canadian and Quebec tax authorities as “flow-through shares”, to receive tax rebates in Quebec and in Canada.

For the period between January 1, 2003 and March 31, 2003, $289,520 or 13 % of the issuers’net offering proceeds were used in the exploration programs on the properties.

During the reporting period, exploration works were conducted on the Discovery Project pursuant to a formal Option and Joint Venture Agreement dated October 8, 2002; This Option and Joint Venture Agreement was fully described in Form 10-QSB for the period ending September 30, 2002 and in the Annual Report Form 10 KSB for the year ended December 31, 2002.

For the period between January 1, 2003 and March 31, 2003, exploration works on the Discovery Project amounted at $183,531 representing 8,61% of the issuers’net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery Project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also conducted during that period exploration works on Cardinal Property in the amount of $104,707 representing 5% of the issuers’net offering proceeds. A summary of exploration works conducted during this reporting period on the Cardinal Property can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company paid no direct or indirect payments from the proceeds to directors or officers or to persons owning ten percent or more of any class of equity securities of the issuer and the use of proceeds described above does not constitute a material change from the use of proceeds described in the prospectus in Québec, Canada.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

There was no new matters submitted to a Vote of Security Holders during the period between January 1, 2003 and March 31, 2003.

Item 5. Other information

5.1

On March 17, 2003, the Company on approval of its Board of Directors has moved its head office to a new address: 1225 Gay-Lussac Street, Boucherville, Québec, Canada, J4B 7K1.

5.2

The Annual General Assembly of Shareholders will be held on May 14, 2003 at the Hotel Reine Elizabeth, Bersimis Room at 10.30 a.m. in Montréal, Québec, Canada

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the indersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date:  May 12, 2003

/s/  Guy Hébert

__________________________

Name: Guy Hébert

Title:  President

Form of Sarbanes-Oxley Section 302(a) Certification

I, Guy Hébert, certify that:

1. I have reviewed this quarterly report on Form 10 QSB of Strateco Resources Inc. for the period ending March 31, 2003;

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

4. As the registrant certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quaterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusion about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the registrant’s certifying officer I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:	May 12, 2003	/s/ Guy Hébert _____________________________ President and Chief Executive Officer Strateco Resources Inc.