Form 10QSB
period 2003-06-30
STRATECO RESOURCES INC
filed 2003-08-13
CIK 1178672

#

OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response: 32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes

[     ]

No

[ X ]

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

The Quarterly financial statements of Strateco Resources inc. (hereafter called “the Company”) dated August 13, 2003 for the period between April 1, 2003 and June 30, 2003 are hereby incorporated in the following pages of PART 1 and are filed on EDGAR.

Item 2. Management’s Discussion and Analysis or Plan of Operation

As required by Item 303 of Regulation S-B incorporation by reference is made to Section “Management Analysis of Financial Position” in the Company’s Second Quarter Interim Report for the period ended June 30, 2003 in the following pages of PART 1 for discussion by the Company’s Management of the material changes in financial condition and results of operation since the end of the last quarter and for the comparable interim period in the preceding year.

Item 3. Controls and Procedures

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, president, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer completed his evaluation. The Company has no principal Financial Officer and therefore the Company has no other certifying officer than the Chief Executive Officer.

STRATECO RESOURCES INC.

SECOND QUARTER

INTERIM REPORT

June 30, 2003

__________________________________________________________________

1225, Gay-Lussac Street

Boucherville, Quebec J4B 7K1

Telephone:

(450) 641-0775

Fax:

(450) 641-1601

E-mail:

info@stratecoinc.com

Website:

www.stratecoinc.com

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

5.

List of Names of Directors and Officers

Guy Hébert, President and Director

Jean-Pierre Lachance, Executive Vice President and Director

Robert Desjardins, Director

Francine Bélanger, Director *

Claude Hubert, Director *

Jean-Guy Masse, Director *

*

Member of the Audit Committee

Report to Shareholders

During the second quarter of 2003, the Company focused its exploration activities on the Discovery Zone as well as on its new Cameron gold project.

Discovery Project

The Discovery gold project lies 45 km northwest of Lebel-sur-Quévillon, Québec. Strateco has an option to acquire a 50% interest from GéoNova Explorations Inc. (GéoNova).

Drilling continued on the East and West lenses of the Discovery Zone as part of the 10,000-metre drilling program that began in late January 2003. Some 3,378 metres were drilled from the beginning of April to the end of June, bringing the total to 6,222 metres drilled in 2003.

The holes drilled generated a better understanding of the East and West lenses between –300 metres and –500 metres. Assay results confirmed the fluctuations in the grade and thickness of the mineralized zones. The results include hole BD-03-67B drilled on the East lens, which returned a section of 10.26 g/t Au over 4.50 metres at a vertical depth of –360 metres and hole B-03-100 drilled on the West lens which reached its target at –380 metres, returning a 20.4-metre section grading 2.31 g/t Au.

Cameron Project

Acquired by Strateco based on the results of the regional structural study conducted by SRK Consulting in the fall of 2002, the new Cameron project is adjacent to the Discovery project. The 59 claims totalling 1,685 hectares obtained in December 2002 and March 2003 are covered by the agreement between GéoNova and Strateco.

The regional study by SRK Consulting revealed the presence of a structural anomaly indicating a favourable context for the development of gold mineralization within truncated magnetic units. The anomaly is situated less than two kilometres south of the Discovery Zone in the Cameron deformation corridor.

The first phase of groundwork began in mid-May. Line cutting over an area of 4.3 kilometres by 2.0 kilometres was followed by a detailed ground magnetic survey that was completed in late June. The interpretation of the survey, still pending, should permit a better understanding of the local structural and stratigraphic elements and identify the magnetic lows associated with hydrothermal alteration envelopes. This information will in turn be used as a basis for generating drill targets in this as-yet unexplored area.

Guy Hébert

President

August 13, 2003

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

The recovery of the cost of mining assets depends on the Company’s ability to discover and extract economic reserves, obtain the financing required to continue exploring and developing its properties and put its properties into commercial production or realize proceeds from their sale.

The Company must periodically obtain new funding to continue its activities. Despite the fact that it has succeeded to do so in the past, there is no assurance that it will succeed to do so in the future.

RESULTS

For the six-month period ended June 30, 2003, interest income totalled $16,220 compared to $8,438 at June 30, 2002. General and administrative expenses for the same period amounted to $322,468 compared to $227,771 a year earlier. Administrative and general expenses include legal and audit fees which increased to $89,490 at June 30, 2003 compared to $19,805 for the same period in 2002.

At June 30, 2003, the net loss amounted to $306,248 ($0.01 per share) compared to a net loss of $219,333 ($0.01 per share) at June 30, 2002. The net loss is based on a weighted average of 32,494,698 common shares outstanding at June 30, 2003 compared to a weighted average of 18,732,785 common shares outstanding at June 30, 2002.

CASH FLOWS

For the six-month period ended June 30, 2003, investing activities used total cash flows of $761,666 compared to $300,626 for the same period a year earlier. The Company spent these cash flows on exploration expenditures.

The total number of issued and outstanding common shares was 32,546,735 at June 30, 2003, compared to 19,221,735 at June 30, 2002.

BALANCE SHEET

At June 30, 2003, the Company had total assets of $2,682,574 compared to $2,970,572 at December 31, 2002. Working capital was $909,812 at June 30, 2003 compared to $1,882,368 a year earlier. The Company has the capacity to finance its exploration programs.

OUTLOOK

The drilling program presently underway on the Discovery Zone should enable the Company to delineate the gold-bearing mineralization of the East and West lenses down to the –500-metre level. SRK Consulting has been retained to calculate a new resource estimate to be used in planning future work. The new estimate should be completed by the fall of 2003.

On the Cameron project to the south of the Discovery Zone, grass roots exploration work presently underway and still to be done should generate drill targets for the fall of 2003.

An in-depth assessment of the Cardinal diamond property is planned to determine which direction the Company should take in relation to further work.

The Company has obtained the financing for its current exploration programs. Its exploration budget for the next two quarters is approximately 800,000 $.

STRATECO RESOURCES INC.

BALANCE SHEETS

(In Canadian dollars)

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 30,065	$ 320,220
Restricted cash (note 3)	844,940	1,600,000
Accounts receivable	95,348	90,165
Prepaid expenses	1,668	11,300

	972,021	2,021,685

PROPERTIES (note 4)	55,500	55,500

DEFERRED EXPENDITURES (note 5)	1,655,053	893,387

	$ 2,682,574	$ 2,970,572

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities (note 7)	$ 62,209	$ 139,317

SHAREHOLDERS’ EQUITY

Capital stock (note 6)	4,718,848	4,623,490
Stock options	2,150	2,150
Warrants	40,250	40,250
Deficit	(2,140,883)	(1,834,635)

	2,620,365	2,831,225

Commitment (note 8)
	$ 2,682,574	$ 2,970,572

See notes to unaudited financial statements.

ON BEHALF OF THE BOARD:

(signed) Guy Hébert

________________________________________
Guy Hébert, Director

(signed) Jean-Pierre Lachance

________________________________________
Jean-Pierre Lachance, Director

STRATECO RESOURCES INC.

STATEMENTS OF EARNINGS AND DEFICIT

(unaudited)

(In Canadian dollars)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2003	2002	2003	2002

INTEREST INCOME	$ 7,449	$ 3,768	$ 16,220	$ 8,438

ADMINISTRATIVE AND GENERAL EXPENSES

Professional fees	64,222	93,815	130,392	139,978
Legal and audit fees	53,415	10,500	89,490	19,805
Shareholder communications	10,521	19,563	32,328	22,784
Listing and registrar fees	4,480	4,491	12,781	6,264
Travel expenses	1,878	882	3,782	2,475
Insurance	4,629	2,814	9,257	5,566
Office expenses	17,200	16,078	30,656	30,824
General exploration expenses	13,581	-	13,581	-
Interest and bank charges	95	45	201	75

	170,021	148,188	322,468	227,771

NET LOSS	162,572	144,420	306,248	219,333

DEFICIT, BEGINNING OF PERIOD	1,978,311	394,206	1,834,635	913,867

DEFICIT, END OF PERIOD	$ 2,140,883	$ 538,626	$ 2,140,883	$ 1,133,200

NET LOSS PER SHARE	$ 0.01	$ 0.01	$ 0.01	$ 0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	32,546,735	18,887,944	32,494,698	18,732,785

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF DEFERRED EXPENDITURES

(unaudited)

(In Canadian dollars)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2003	2002	2003	2002

EXPLORATION EXPENSES

Consultants and subcontractors	$ 370,653	$ 11,933	$ 590,963	$ 207,995
Professional fees	18,826	18,007	38,378	38,782
Management fees	49,926	6,155	77,280	35,846
Travel expenses	13,648	8,191	23,266	12,322
Supplies and equipment rental	4,431	1,250	9,033	2,996
General exploration expenses	14,662	1,667	22,746	2,685

	472,146	47,203	761,666	300,626

INCREASE IN DEFERRED EXPENDITURES	472,146	47,203	761,666	300,626

BALANCE, BEGINNING OF PERIOD	1,182,907	647,629	893,387	394,206

BALANCE, END OF PERIOD	$ 1,655,053	$ 694,832	$ 1,655,053	$ 694,832

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(In Canadian dollars)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2003	2002	2003	2002

CASH FLOWS FROM OPERATING ACTIVITES:

Net loss	$ (162,572)	$ (144,420)	$ (306,248)	$ (219,333)

Changes in non-cash working capital items:
Accounts receivable	(28,581)	42,502	(5,183)	(6,800)
Prepaid expenses	4,816	(7,061)	9,632	(4,121)
Accounts payable and accrued liabilities	(155,959)	(45,715)	(77,108)	(117,151)

	(342,296)	(154,694)	(378,907)	(347,405)

CASH FLOW USED BY INVESTING ACTIVITIES:

Net increase of deferred expenditures	(472,146)	(47,203)	(761,666)	(300,626)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common share issuance	-	80,000	109,000	155,000
Common share issue costs	(2,285)	(7,937)	(13,642)	(22,916)

	(2,285)	72,063	95,358	132,084

NET DECREASE IN CASH AND CASH EQUIVALENTS	(816,727)	(129,834)	(1,045,215)	(515,947)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,691,732	771,506	1,920,220	1,157,619

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 875,005	$ 641,672	$ 875,005	$ 641,672

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

NOTES TO UNAUDITED FINANICAL STATEMENTS

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

2.

SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements do not include all the disclosure required by general accepted accounting principles for annual financial statements and should be read in conjunction with the notes to the Company’s audited financial statements for the year ended December 31, 2002.

CASH AND CASH EQUIVALENTS

The Company considers cash and short-term investments maturing within three months or less as cash and cash equivalents.

PROPERTIES AND DEFERRED EXPENDITURES

Properties are recorded at cost. Exploration costs are deferred, net of government assistance received

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

3.

RESTRICTED CASH

Pursuant to the flow-through financing that closed on December 31, 2002, Strateco Resources Inc. committed to incur $1,600,000 in exploration expenditures by December 31, 2003. This amount will be used primarily to conduct exploration on the Discovery project, the Cameron project and the Cardinal property.

4.

PROPERTIES

	Interest %	June 30, 2003 (unaudited)	December 31, 2002 (audited)

Discovery	-	$ 48,000	$ 48,000
Montbray	100	7,500	7,500

		$ 55,500	$ 55,500

5.

DEFERRED EXPENDITURES

Properties	Interest %	Balance at December 31, 2002 (audited)	Exploration costs	Write-off/ Government assistance	Balance at June 30, 2003 (unaudited)

Montbray	100	97,477	768	-	98,245
Quenonisca	50	104,253	974	-	105,227
Kanasuta	100	40,170	74	-	40,244
Cardinal	100	268,856	273,144	-	542,000
Cameron	-	-	43,295	-	43,295
Discovery	-	382,631	443,411	-	826,042

		$ 893,387	$ 761,666	$ -	$ 1,655,053

6.

CAPITAL STOCK

Unlimited number of common shares without par value.

Unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors.

	June 30, 2003 (unaudited)		December 31, 2002 (audited)
	Common shares	Amount	Common shares	Amount

ISSUED AND FULLY PAID

Balance, beginning of year	31,864,485	4,623,490	18,252,985	2,437,207

In cash	-	-	25,000	3,250

In consideration of properties	-	-	300,000	48,000

Flow-through and other financings	681,250	109,000	13,287,500	2,446,000

Common share issue costs	-	(13,642)	-	(310,967)

Balance, end of year (a)	32,546,735	$ 4,718,848	31,865,485	$ 4,623,490

(a)

187,500 common shares are escrowed and cannot be transferred, mortgaged, pledged or otherwise disposed of without the consent of the Quebec Securities Commission.

The following table summarizes information on the shares issued during the six-month period ended June 30, 2003:

Date	Shares	Number	Price	Total in cash	Issue cost

January 14, 2003	common	625,000	$ 0.16	$ 100,000	$ 10,794
January 24, 2003	common	56,250	$ 0.16	9,000	563

		681,250	$ 0.16	$ 109,000	$ 11,357

STOCK OPTIONS PLAN

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

During the six-month period ended June 30, 2003, no stock options have been granted to a director and a consultant.

At June 30, 2003, the outstanding stock options and the stock options exercisable are shown in the following table:

	Options outstanding		Options exercisable
Weighted average strike price	Number	Weighted average contractual life (years)	Weighted average strike price	Number

$ 0.20	948,000	2.1	0.20	948,000
$ 0.15	700,000	2.1	0.15	700,000
$ 0.15	50,000	2.1	0.15	50,000
$ 0.20	150,000	3.9	0.20	75,000
$ 0.20	50,000	3.9	0.20	25,000
$ 0.20	100,000	3.9	0.20	100,000
$ 0.19	1,998,000	3.5	0.18	1,898,000

WARRANTS

Changes to the stock options under the plan are shown in the following table:

June 30, 2003 (unaudited)
Number	Weighted average strike price

Balance, beginning of period	4,858,124	$ 0.21
Issued(1)	681,250	$ 0.21
Issued(2)	34,063	$ 0.16
Exercised(3)	-	-
Expired	(1,937,500)	-

Balance, end of period	3,635,937

(1)

As part of the public offering dated November 11, 2002, as of June 30, 2003, the Company had issued 681,250 common shares and 681,250 warrants for proceeds of $109,000. Each warrant entitles its holder to purchase one common share of the Company at a price $0.21 per share at any time up until May 10, 2004.

 (2)

Pursuant to the agency agreement dated November 11, 2002, as of June 30, 2003 the Company issued to CTI Capital Inc. acting as agent on the public offering, 34,063 broker’s warrants as partial remuneration of the broker’s fee. Each warrant entitles its holder to subscribe to a common share at $0.16 per common share at any time up until June 6, 2004.

 (3)

No warrants were exercised during the six-month period ended June 30, 2003.

The strike prices and expiry dates for these warrants are as follows:

Strike price	Number	Expiry

$ 0.18	335,937	Between December 15, 2002 and December 14, 2002
$ 0.19	150,000	October 7, 2004
$ 0.21	1,818,750	May 10, 2004
$ 0.16	615,937	June 6, 2004
$ 0.21	681,250	May 10, 2004
$ 0.16	34,063	June 6, 2004
	3,635,937

7.

RELATED PARTY TRANSACTIONS

During the six-month period ended June 30, 2003, professional fees and administrative expenses totalling $182,025 were paid to a company owned by an officer.

At June 30, 2003, accounts payable and accrued liabilities included an amount of $41,693 payable to the same company.

8.

COMMITMENT

On August 1, 2002, the Company signed an agreement with BBH Géo-Management Inc. pursuant to which BBH Géo-Management Inc. will rendered the following services to the Company: office rent, secretarial, management, administration, accounting and legal services, consulting in geology, investors’ relations and relations with regulatory authorities as well as financing. This agreement will be in force for a three-year period ending August 1, 2005.

9.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

	2003	2002

Net loss per Canadian GAAP, as reported	$ 306,248	$ 219,333

Properties and deferred expenditures(1)	761,666	300,626
Deferred tax expenses (recovery)(2)	(295,738)	(75,156)

Net loss and comprehensive income for the year,
according to U.S. GAAP	$ 772,176	$ 444,803

Net loss per share Canadian GAAP, as reported	0.01	0.01

Effect of adjustments:
Properties and deferred expenditures(1)	0.03	0.03
Deferred tax expenses (recovery)(2)	(0.01)	(0.01)

Loss per share, according to U.S. GAAP	$ 0.03	$ 0.04

(1)

Properties and deferred expenditures are accounted for in accordance with Canadian GAAP as disclosed in the accounting policy, note 3 of the annual financial statements. Under Canadian GAAP, the property’s potential for development is sufficient to permit the capitalization of exploration expenditures incurred as property acquisition costs and deferred expenditures and the management intends to pursue the development. Under U.S. GAAP, a final feasibility study showing economically recoverable proven and probable reserves is required for capitalization of property acquisition costs and exploration expenditures. Accordingly, the property related costs must be expended as incurred.

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

The effect of the application of the above adjustments on the balance sheet of the Company at June 30, 2003 would be to decrease properties by $55,500 to $0 ($93,500 in 2002 to $0), decrease deferred expenditures by $1,655,053 to $0 ($694,832 in 2002 to $0), increase long-term liability by $344,262 ($124,844 in 2002) and decrease shareholders’ equity by $2,054,815 ($913,176 in 2002).

The effect on the statement of cash flows would be a further decrease of $761,666 ($300,626 in 2002) in cash flows from operating activities and a decrease of $761,666 ($300,626 in 2002) in cash flows used in investing activities.

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of June 30, 2003 there are no legal proceedings to report.

Item 2. Changes in Securities and Use of Proceeds

Between April 1st, 2003 and June 30, 2003 there has been no changes in Securities since the last quarter.

In Quebec, Canada, the Commission des valeurs mobilières du Québec (Quebec Securities Commission) by a prospectus dated November 11, 2002 issued a visa on November 12, 2002 for a public “flow-through” financing to take place only in Quebec, Canada and not registered in the United States as fully described in Form 10-KSB and Form 10-QSB for the period ending March 31, 2003.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holder. In this financing, each of the 2,000 A units sold comprised 4,000 “flow-through” common shares at a price of $0.20 per flow-through common share and 1,250 common shares at $0.16 per common share. Each of the 400 B units sold comprised 6,250 common shares at price of $0.16 per share and 6,250 warrants entitling the subscriber to purchase one common share of the Company at price of $0.21 per share at any time up until May 10, 2004.

This financing has been totally completed on January 21, 2003 for a total amount of $2,400,000 since November 12, 2002 and the issuer has not issued any more securities during the present reporting period.

The amount of net offering proceeds to the issuer obtained through that financing in Québec, Canada which started November 11, 2002 and ended on January 21, 2003 is according to the financial statements in Form 10-QSB as of June 30, 2003 in the approximate amount of $2,130,000. Of that amount the Company took engagement with the tax authorities in Québec and in Canada to spend $1,600,000 in exploration works before December 31, 2003 in order for the shareholders who acquired A units or 8,000,000 common shares, recognized by the Canadian and Quebec tax authorities as “flow-through shares”, to receive tax rebates in Quebec and in Canada.

For the period between April 1, 2003 and June 30, 2003, $472,146 or 22 % of the issuer’s net offering proceeds were used in the exploration programs on the properties.

During the reporting period, exploration works were conducted on the Discovery Project pursuant to a formal Option and Joint Venture Agreement dated October 8, 2002; This Option and Joint Venture Agreement was fully described in Form 10-QSB for the period ending September 30, 2002 and in the Annual Report Form 10 KSB for the year ended December 31, 2002.

For the period between April 1, 2003 and June 30, 2003, exploration works on the Discovery Project amounted at $259,880 representing 12 % of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery Project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also conducted during that period exploration works on Cameron Project in the amount of $43,295 representing less than 5% of the issuer’s net offering proceeds. A summary of grass roots exploration works conducted during this reporting period on the Cameron Project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also conducted during that period exploration works on Cardinal Property in the amount of $168,437 representing 7,90 % of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Cardinal Property can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company paid no direct or indirect payments from the proceeds to directors or officers or to persons owning ten percent or more of any class of equity securities of the issuer.

The estimated use of proceeds described in the prospectus on the Cardinal Property in the amount of $750,000 in the case of a maximum financing was conditional to the attainment of positive results. Also the Company has revised the use of proceeds on that property during this quarter in view of the results of the exploration works obtained on the Cardinal Property. This eventuality based on results had been foreseen and announced in the prospectus in Québec, Canada. Therefore, the use of proceeds will rather be directed on the Discovery Project and Cameron Project until December 2003.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

a)

On May 14, 2003, the Annual General Meeting of Shareholders was held in Montreal, at the Reine Elizabeth Hotel. Notice of Annual General Meeting of Shareholders and Management Information Circular is incorporated by reference and is filed as Exhibit 22.1 of the present report.

b)

At this meeting, Mr. Guy Hébert, Mr. Jean-Pierre Lachance, Mr. Claude Hubert, Mr. Robert Desjardins, Mr. Jean-Guy Masse and Mrs. Francine Bélanger were all re-elected as directors of the Company.

c)

The appointment of KPMG, LLP as Auditors for the year ending December 31, 2003 on proposition of the Board of Directors and on recommendation of the audit committee was also submitted to the vote of shareholders on May 14, 2003.

d)

The following table describes the number of votes cast for, against or withheld and the number of annulled votes as to each matter submitted to the shareholders:

General Annual Meeting of Shareholders May 14, 2003	Vote cast for	Votes withheld	Votes annulled

Election of Directors	8,997,897	54,500	1,952
Appointment of Auditors	8,997,897	54,974	750

Item 5. Other information

There is no other information to report

Item 6.

a) Exhibits

22.1

CE Notice of Annual General Meeting of Shareholders and Management Information Circular dated March 27, 2003

b) Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date:  August 13, 2003

/s/  Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer