Form 10QSB
period 2003-09-30
STRATECO RESOURCES INC
filed 2003-11-13
CIK 1178672

OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

Hours per response: 32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

[     ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number: 0-49942

STRATECO RESOURCES INC

_______________________________________________________________________

(Exact name of small business issuer as specified in its charter)

Quebec, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1225, Gay-Lussac Street, Boucherville, Quebec, Canada J4B 7K1

(450) 641-0775

__________________________________________________________________

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes

[     ]

No

[     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

32,696,735 Common shares

(Check one):

Transitional Small Business Disclosure Format:

Yes

[     ]

No

[ X ]

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

The Quarterly financial statements of Strateco Resources Inc. (hereafter called “the Company”) dated October 24, 2003 for the period between July 1st, 2003 and September 30, 2003 are hereby incorporated in the following pages of PART 1 and are filed on EDGAR.

Item 2. Management’s Discussion and Analysis or Plan of Operation

As required by Item 303 of Regulation S-B incorporation by reference is made to Section “Management Analysis of  Financial Position” in the Company’s Third Quarter Interim Report for the period ended September 30, 2003 in the following pages of PART 1 for discussion by the Company’s Management of the material changes in financial condition and results of operation since the end of the last quarter and for the comparable interim period in the preceding year.

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

STRATECO RESOURCES INC.

THIRD QUARTER

INTERIM REPORT

September 30, 2003

________________________________________________

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

Guy Hebert, President and Director

Jean-Pierre Lachance, Executive Vice President and Director

Robert Desjardins, Director

Francine Belanger, Director*

Claude Hubert, Director*

Jean-Guy Masse, Director*

* Member of the Audit Committee

Report to Shareholders

Exploration of the Discovery Zone continued in the third quarter of 2003. On the Cameron project, initial drill targets were identified based on the interpretation of the ground magnetic survey completed in June 2003.

Discovery Project

On the Discovery gold project northwest of Lebel-sur-Quévillon, Québec, in which Strateco has an option to acquire a 50% interest, the 10,000-metre drilling program started in January 2003 was ongoing in the third quarter.

The 2,680 metres drilled during the third quarter brings the total to 9,641 metres drilled so far this year. Most of the drilling was done during September, primarily on the East and West lenses of the Discovery Zone. A third drill was added in order to accelerate the work.

On the East lens, the 850-metre deep hole BD-03-74 was still underway at the end of September, aimed at testing the extension of the mineralized zone at depth. On the West lens, the 900-metre deep hole B-03-101B was also still underway. Completed holes included hole B-03-100A, which intersected its target at vertical depth of 410 metres and returned a section of 8.99 g/t Au over 5.00 metres. B-03-101 intercepted the West lens at a vertical depth of 550 metres over a width of 6.7 metres, returning a grade of 2.90 g/t Au.

In July and August, drilling was temporarily suspended to allow for an exhaustive review of all the data and a new interpretation of the East and West lenses in preparation for a new resource estimate based on the requirements of National Instrument 43-101. The new estimate is being calculated by SRK Consulting Inc.

Cameron Project

On the new, Cameron gold project, the Company completed the interpretation of the detailed ground magnetic survey conducted in June 2003, as well as the integration of the geological and geophysical data. Following the compilation of all the data, initial drill targets were selected.

Based on this work, an initial drilling program was planned to confirm the presence of a deformation corridor clearly outlined by the ground magnetic survey and to obtain the required stratigraphic information.

Outlook

Your Company will continue to explore the Discovery and Cameron projects actively in the coming quarters. Investor relations also remain a priority. In this regard, we have retained the services of the Toronto investor relations firm of Cavalcanti Hume Funfer Inc. (CHF). CHF will concentrate on shareholder communications and maintain close relations with investment professionals on Strateco’s behalf.

On October 23rd 2003, the Company signed a letter of intent, which will be followed by a formal agreement, with Union Securities Ltd. of Toronto, retaining their services as agent for a private placement in Canada for a minimum of $1,000,000 and up to a maximum of $2,500,000. The financing consists of non-flow-through units consisting of one common share and half a warrant. Each unit is priced at $0.15.

Guy Hébert, President

October 24, 2003

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

The recovery of the cost of mining assets depends on the Company’s ability to discover and extract economic reserves, obtain the financing required to continue exploring and developing its properties and put its properties into commercial production or realize proceeds from their sale. The exploration expenses and related properties are expenses under U.S. GAAP and this has an impact on the tax calculation also.

The Company must periodically obtain new funding to continue its activities. Despite the fact that it has succeeded to do so in the past, there is no assurance that it will succeed to do so in the future.

RESULTS

For the three-month period ended September 30, 2003, interest income totalled $2,560 compared to $3,359 at September 30, 2002. General and administrative expenses for the same period amounted to $112,724. This compares to an amount of $406,328 at September 30, 2002, which included a write-down of $238,300 on deferred expenses and properties.

For the nine-month period ended September 30, 2003, interest income totalled $18,780 compared to $11,797 at September 30, 2002. General and administrative expenses for the same period amounted to $435,192 compared to $634,099, which once again included the write-down of $238,300 on deferred expenses and properties.

At September 30, 2003, the net loss amounted to $416,412 ($0.01 per share) compared to a net loss of $622,302 ($0.03 per share) at September 30, 2002. The net loss is based on a weighted average of 32,510,490 common shares outstanding at September 30, 2003 compared to a weighted average of 19,221,735 common shares outstanding at September 30, 2002.

CASH FLOWS

For the three-month period ended September 30, 2003, investing activities used total cash flows of $345,268 compared to $148,555 at September 30, 2002.

For the nine-month period ended September 30, 2003, investing activities used total cash flows of $1,106,934 compared to $449,181 at September 30, 2002. The Company spent these cash-flows on exploration expenditures.

The total number of issued and outstanding common shares was 32,546,735 at September 30, 2003, compared to 19,221,735 at September 30, 2002.

For the nine-month period ended September 30, 2003, cash and cash equivalents stood at $480,666 (including $461,790 $ restricted cash for exploration pursuant to the flow-through financing) compared to $352,006 (including $243,571 restricted cash for exploration pursuant to the flow-through financing) at September 30, 2002.

BALANCE SHEET

At September 30, 2003, the Company had total assets of $2,620,137 compared to $2,970,572 at December 31, 2002. Working capital was $454,380 at September 30, 2003 compared to $1,882,368 at December 31, 2002. The Company has the capacity to finance its exploration programs.

OUTLOOK

The 2003 drilling program on the Discovery project that began at the end of January will be completed in early November. SRK Consulting Inc. is presently working on the new resource estimate, which uses various interpolation methods in accordance with the requirements of National Instrument 43-101. Once this work is completed, we will begin planning the exploration program for the winter of 2004.

An initial 1,000-metre drilling program will be carried out on the Cameron project, adjacent to the Discovery project. The data from this drilling is essential to the planning of the 2004 program.

STRATECO RESOURCES INC.

BALANCE SHEETS

(In Canadian Dollars)

September 30, 2003 (unaudited)	December 31, 2002 (audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 18,876	$ 320,220
Restricted cash (note 3)	461,790	1,600,000
Accounts receivable	69,479	90,165
Prepaid expenses	14,171	11,300

	564,316	2,021,685

PROPERTIES (note 4)	55,500	55,500

DEFERRED EXPENDITURES (note 5)	2,000,321	893,387

$ 2,620,137	$ 2,970,572

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities (note 7)	$ 109,936	$ 139,317

SHAREHOLDERS’ EQUITY

Capital stock (note 6)	4,718,848	4,623,490
Stock options	2,150	2,150
Warrants	40,250	40,250
Deficit	(2,251,047)	(1,834,635)

2,510,201	2,831,255

Commitment (note 8)

	$ 2,620,137	$ 2,970,572

See notes to unaudited financial statements.

ON BEHALF OF THE BOARD:

“Guy Hebert”

____________________________________

Guy Hebert, Director

“Jean-Pierre Lachance”

____________________________________

Jean-Pierre Lachance, Director

STRATECO RESOURCES INC.

STATEMENTS OF EARNINGS AND DEFICIT

(unaudited)

(In Canadian dollars)

For the three-month period ended September 30,	For the nine-month period ended September 30,

2003	2002	2003	2002

INTEREST INCOME	$ 2,560	$ 3,359	$ 18,780	$ 11,797

ADMINISTRATIVE AND GENERAL EXPENSES

Professional fees	60,190	74,025	190,582	167,153
Legal and audit fees	35,188	42,825	124,678	109,480
Shareholder communications	(4,323)	18,460	28,005	41,244
Listing and registrar fees	2,961	11,040	15,742	17,304
Travel expenses	983	4,839	4,765	7,314
Insurance	4,989	3,943	14,246	9,509
Office expenses	14,254	12,823	44,910	43,647
General exploration expenses	(1,596)	-	11,985	-
Interest and bank charges	78	73	279	148
Write-off of deferred expenses and properties	-	238,300	-	238,300

112,724	406,328	435,192	634,099

NET LOSS	110,164	402,969	416,412	622,302

DEFICIT, BEGINNING OF PERIOD	2,140,883	1,133,200	1,834,635	913,867

DEFICIT, END OF PERIOD	$ 2,251,047	$ 1,536,169	$ 2,251,047	$ 1,536,169

NET LOSS PER SHARE	$ 0.00	$ 0.02	$ 0.01	$ 0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	32,510,490	19,221,735	32,510,490	19,221,735

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF DEFERRED EXPENDITURES

(unaudited)

(In Canadian dollars)

For the three-month period ended September 30,	For the nine-month period ended September 30,

2003	2002	2003	2002

EXPLORATION EXPENSES

Consultants and subcontractors	$ 290,371	$ 126,350	$ 881,334	$ 338,385
Professional fees	800	(4,711)	39,178	34,071
Management fees	35,870	18,952	113,150	50,758
Travel expenses	7,784	3,080	31,050	15,402
Supplies and equipment rental	1,585	2,150	10,618	5,146
General exploration expenses	8,858	2,734	31,604	5,419

	345,268	148,555	1,106,934	449,181

Write-off of deferred expenses	-	(235,300)	-	(235,300)

INCREASE (DECREASE) IN DEFERRED EXPENDITURES	345,268	(86,745)	1,106,934	213,881

BALANCE, BEGINNING OF PERIOD	1,655,053	694,832	893,387	394,206

BALANCE, END OF PERIOD	$ 2,000,321	$ 608,087	$ 2,000,321	$ 608,087

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(In Canadian dollars)

For the three-month period ended September 30,	For the nine-month period ended September 30,

2003	2002	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (110,164)	$ (402,969)	$ (416,412)	$ (622,302)
Write-off of deferred expenses and properties	-	238,300	-	238,300

Changes in non-cash working capital items:
Accounts receivable	25,869	25,004	20,686	18,204
Prepaid expenses	(12,503)	(5,071)	(2,871)	(9,192)
Accounts payable and accrued liabilities	47,727	3,625	(29,381)	(113,526)

(49,071)	(141,111)	(427,978)	(488,516)

CASH FLOWS USED BY INVESTING ACTIVITIES:

Net increase of deferred expenditures	(345,268)	(148,555)	(1,106,934)	(449,181)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common share issuance	-	-	109,000	155,000
Common share issue costs	-	-	(13,642)	(22,916)

-	-	95,358	132,084

NET DECREASE IN CASH AND CASH EQUIVALENTS	(394,339)	(289,666)	(1,439,554)	(805,613)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	875,005	641,672	1,920,220	1,157,619

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 480,666	$ 352,006	$ 480,666	$ 352,006

See notes to unaudited financial statements.

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

3.

RESTRICTED CASH

Pursuant to the flow-through financing that closed on December 31, 2002, the Company committed to incur $1,600,000 in exploration expenditures by December 31, 2003. This amount will be used primarily to conduct exploration on the Discovery project, the Cameron project and the Cardinal property.

4.

PROPERTIES

Interest %	September 30, 2003 (unaudited)	December 31, 2002 (audited)

Discovery	-	$ 48,000	$ 48,000
Montbray	100%	$ 7,500	$ 7,500

$ 55,500	$ 55,500

5.

DEFERRED EXPENDITURES

Properties	Interest %	Balance at December 31, 2002	Exploration costs	Write-off / Government assistance	Balance at September 30, 2003

Montbray	100%	$ 97,477	$ 768	$ -	$ 98,245
Quenonisca	50%	104,253	974	-	105,227
Kanasuta	100%	40,170	74	-	40,244
Cardinal	50%	268,856	283,088	-	551,864
Cameron	-	-	56,335	-	56,335
Discovery	-	382,631	765,701	-	1,148,332
Prospecting	-	-	74	-	74

$ 893,387	$ 1,106,934	$ -	$ 2,000,321

6.

CAPITAL STOCK

Unlimited number of common shares without par value.

Unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors.

September 30, 2003 (unaudited)	December 31, 2002 (audited)

Common shares	Amount	Common shares	Amount

ISSUED AND FULLY PAID

Balance, beginning of year	31,865,485	$ 4,623,490	18,252,985	$ 2,437,207

In cash	-	-	25,000	3,250

In consideration of properties	-	-	300,000	48,000

Flow-through and other financings	681,250	109,000	13,287,500	2,446,000

Common share issue costs	-	(13,642)	-	(310,967)

Balance, end of period (a)	32,546,735	$ 4,718,848	31,865,485	$ 4,623,490

(a)

187,500 common shares are escrowed and cannot be transferred, mortgaged, pledged or otherwise disposed of without the consent of the Quebec Securities Commission.

The following table summarizes information on the shares issued during the nine-month period ended September 30, 2003:

Date	Shares	Number	Price	Total in cash

January 14, 2003	common	$625,000	$ 0.16	$ 100,000
January 14, 2003	common	56,250	$ 0.16	9,000

681,250	$ 0.16	$ 109,000

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

During the nine-month period ended September 30, 2003, no stock options have been granted to a director or a consultant.

At September 30, 2003, the outstanding stock options and the stock options exercisable are shown in the following table:

Options outstanding	Options exercisable

Weighted average strike price	Number	Weighted average contractual life (years)	Weighted average strike price	Number

$ 0.20	1,248,000	2.3	$ 0.20	1,248,000
$ 0.15	750,000	2.0	$ 0.15	750,000

$ 0.18	1,998,000	2.2	$ 0.18	1,998,000

For the nine-month period ended September 30, 2003, 100,000 additional stock options are exercisable.

WARRANTS

Changes to the warrants are shown in the following table:

September 30, 2003 (unaudited)

Number	Weighted average strike price

Balance, beginning of period	4,858,124	$ 0.21
Issued(1)	681,250	$ 0.21
Issued(2)	34,063	$ 0.16
Exercised(3)	-	-
Expired	(1,937,500)	-

Balance, end of period	3,635,937

(1)

Pursuant to the public offering dated November 11, 2002, as of September 30, 2003, the Company had issued 681,250 common shares and 681,250 warrants for proceeds of $109,000. Each warrant entitles its holder to purchase one common share of the Company at a price $0.21 per share at any time up until May 10, 2004.

(2)

Pursuant to the agency agreement dated November 11, 2002, as of September 30, 2003, the Company issued to CTI Capital Inc. acting as agent on the public offering, 34,063 broker’s warrants as partial remuneration of the broker’s fee. Each warrant entitles its holder to subscribe to a common share at $0.16 per common share at any time up until June 6, 2004.

 (3)

No warrants were exercised during the nine-month period ended September 30, 2003.

The strike prices and expiry dates for these warrants are as follows:

Strike price	Number	Expiry

$ 0.18	335,937	Between December 15, 2002 and December 14, 2003
$ 0.19	150,000	October 7, 2004
$ 0.21	1,818,750	May 10, 2004
$ 0.16	615,937	June 6, 2004
$ 0.21	681,250	May 10, 2004
$ 0.16	34,063	June 6, 2004

3,635,937

7.

RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2003, professional fees and administrative expenses totalling $261,714 were paid to BBH Géo-Management Inc., a company controlled by the CEO and President of the Company.

At September 30, 2003, accounts payable and accrued liabilities included an amount of $39,345 payable to the same company.

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

9.

SUBSEQUENT EVENTS

Increase in share capital

At October 8, 2003, the Company issued 150,000 common shares and 75,000 warrants pursuant to a formal agreement between the Company and GéoNova Explorations Inc. for the partial acquisition of the Discovery and Cameron projects for an amount of $20,250.

On October 23rd 2003, the Company signed a letter of intent, which will be followed by a formal agreement, with Union Securities Ltd. of Toronto, retaining their services as agent for a private placement for a minimum of $1,000,000 and up to a maximum of $2,500,000. The financing consists of non-flow-through units consisting of one common share and half a warrant. Each unit is priced at $0.15.

10.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

2003	2002

Net loss per Canadian GAAP, as reported	$ 416,412	$ 622,302

Properties and deferred expenditures (1)	1,106,934	210,881)
Deferred tax expenses (2)	(431,284)	(139,107)

Net loss and comprehensive income for the year, according to US GAAP	$ 1,092,062	$ 694,076

Net loss per share per Canadian GAAP, as reported	0.01	0.04

Effect of adjustments:
Properties and deferred expenditures(1)	0.03	0.01
Deferred tax expenses (recovery) (2)	(0.01)	(0.01)

Loss per share, according to US GAAP	$ 0.03	$ 0.04

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

The effect of the application of the above adjustments on the balance sheet of the Company at September 30, 2003 would be to decrease properties by $55,500 to $0 ($90,500 in 2002 to $0), decrease deferred expenditures by $2,000,321 to $0 ($608,087 in 2002 to $0), increase long-term liability by $208,716 ($60,893 in 2002) and decrease shareholders’ equity by $2,264,537 ($759,480 in 2002).

The effect on the statement of cash flows would be a further decrease of $1,106,934 ($449,181 in 2002) in cash flows from operating activities and a decrease of $1,106,934 ($449,181 in 2002) in cash flows used in investing activities.

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of September 30, 2003 there are no legal proceedings to report.

Item 2. Changes in Securities and Use of Proceeds

Between July 1st, 2003 and September 30, 2003 there has been no changes in Securities since the last quarter.

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

This financing has been completed on January 21, 2003 for a total amount of $2,400,000 and the issuer has not issued any more securities during the present reporting period.

The amount of net offering proceeds to the issuer obtained through that financing in Québec, Canada which started November 11, 2002 and ended on January 21, 2003 is according to the financial statements in Form 10-QSB as of September 30, 2003 in the approximate amount of $2,130,000. Of that amount the Company was committed to spend $1,600,000 in exploration works before December 31, 2003 in order for the shareholders who acquired A units or 8,000,000 common shares, recognized by the Canadian and Quebec tax authorities as “flow-through shares”, to receive tax rebates in Quebec and in Canada.

For the period between July 1st, 2003 and September 30, 2003, $345,268 or 16% of the issuer’s net offering proceeds were used in the exploration programs on the properties.

During the reporting period, exploration works were conducted on the Discovery Project pursuant to a formal Option and Joint Venture Agreement dated October 8, 2002 which was amended on September 3, 2003 to include the Cameron Project, composed of adjacent claims to the Discovery Project. This Option and Joint Venture Agreement was fully described in Form 10-QSB for the period ending September 30, 2002 and in the Annual Report Form 10 KSB for the year ended December 31, 2002.

For the period between July 1st, 2003 and September 30, 2003, exploration works on the Discovery Project amounted at $322,290 representing 15% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery Project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also conducted during that period exploration works on Cameron Project in the amount of $13,040 representing less than 5% of the issuer’s net  offering proceeds. A summary of grass roots exploration works conducted during this reporting period on the Cameron Project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also conducted during that period exploration works on Cardinal Property in the amount of $9,864 representing les than 5% of the issuer’s net  offering proceeds. A summary of exploration works conducted during this reporting period on the Cardinal Property can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

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

Item 4. Submission of Matters to a Vote of Security Holders

There has been no submission of matters to a Vote of Security Holders for that period.

Item 5. Other information

There is no other information to report

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31 – Section 302 Certificate pursuant to the Sarbanes-Oxley Act of 2002; and

Exhibit 32 – Section 906 Certificate pursuant to the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date:  October 24, 2003

/s/  Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer