Form 10KSB
period 2003-12-31
STRATECO RESOURCES INC
filed 2004-03-30
CIK 1178672

#

OMB Number: 3235-0420

Expires: April 30, 2006

Estimated average burden

hours per response: 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 15, 2004, the average bid for the common shares for the past 60 days was $0.165 per share for and aggregate market value of $6,553,646.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [     ]     No [     ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,719,069 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Part II Item 7.

Financial Statements

The Company incorporates for reference as exhibit to the present document the Strateco Resources Inc. consolidated financial statements for the fiscal year ending December 31, 2003 which includes U.S. GAAP reconciliation.  These financial statements follow the signature page of the present document.

Transitional Small Business Disclosure Format (Check one): Yes

[     ]

No

[ X ]

PART 1

Item 1.

Business.

Thanks to a $2,400,000 financing at the end of 2002, the Company was able to increase its exploration activities on the Discovery gold project and carry out diamond drilling on the Cardinal diamond property in 2003. We also began exploring the new Cameron gold project, staked in December 2002 and March 2003. All these projects are located in the province of Quebec, Canada.

A formal agreement signed on October 8, 2002 with GéoNova Explorations Inc. (“GéoNova”), a wholly-owned subsidiary of Campbell Resources Inc. (“Campbell”), allows the Company to earn a 50% interest in the Discovery project by funding $4,500,000 in exploration over four years, including $750,000 the first year, and issuing 600,000 shares to GéoNova, including 300,000 issued at signature and 150,000 issued a year later. The agreement with GéoNova was amended to include the Cameron project on September 3, 2003.

The Company carried out 11,254 metres of drilling on the Discovery project between the late January and late October 2003. The overall results were encouraging and warrant further exploration.

Among other things, drilling on the Discovery Zone allowed the structural context to be defined, the gold mineralization to be better delineated and the East and West lenses to be more clearly outlined between the 300- and 500-metre levels. Assay results also confirmed the high grades of the East lens.

Hole BD-03-67B, drilled on the East lens, intersected a section of 10.26 g/t Au over 4.50 metres at a vertical depth of 360 metres. Drilling on the East lens also confirmed that the mineralized zone is open at depth. Hole BD-03-74 intersected a 16-metre wide altered deformation envelope with veins and sulfides at a vertical depth of 700 metres, 235 metres below the deepest intersection for the East lens (B-97-84), which returned 12.61 g/t Au over 3.00 metres. Despite the low grades seen in hole BD-03-74 (1.87 g/t Au over 8.65 metres including 2.41 g/t Au over 4.95 metres), the proportion of veins and sulfides indicates that a gold-bearing hydrothermal system persists at depth.

On the West lens, results confirmed the presence of a mineralized zone at a vertical depth of 400 metres. Drilling showed that this lens, like the East lens, is open at depth. Hole B-03-101B intersected a deformation and alteration zone with a width of 36 metres, containing several metre-sized zones of veins and sulfides at a vertical depth of 550 metres.

The West lens remains open to the west, where little exploration has been done. The few holes drilled on the eastern extension of the Discovery Zone also returned encouraging results. Hole BD-03-76, drilled 600 metres east of the East lens, intersected three mineralized zones, two of which returned grades of 7.00 g/t Au over 1.75 metres and 5.85 g/t Au over 2.20 metres. This discovery of new mineralized zones of economic interest indicates the possibility of increasing the resources on the Discovery Zone.

The engineering firm of Steffen Robertson and Kirsten Inc. (“SRK”) calculated a new resource estimate in the fall of 2003 in accordance with National Instrument 43-101 as required by Canadian Securities Commissions using the geostatistical method. SRK estimates the geological resource at 1,936,276 tonnes grading an average of 4.40 g/t Au, representing 273,970 ounces of gold.

The Cameron project lies adjacent to the Discovery project. Initial exploration work on the new Cameron project confirmed the presence of a structure two kilometres south of the Discovery Zone.

Following the interpretation of a ground magnetic survey completed in June 2003 as well as the integration of geological and geophysical data, two stratigraphic holes were drilled in the fall of 2003 in this new area to test the extension of the Cameron structure. The second hole intersected a 60-metre wide deformation zone with iron carbonate alteration containing 2 to 10% quartz-ankerite veins and 1 to 3% pyrite throughout, with anomalous gold values of 0.46 g/t Au over 6.40 metres.

The iron carbonate alteration, the presence of quartz-ankerite veins and the gold values are indications of a gold-bearing hydrothermal system.

A six-hole, 500-metre drilling program was carried out in April 2003 on the Cardinal diamond property, located in the Otish Mountains. No kimberlite bodies were intersected, with the anomalies explained by local magnetite concentrations. Given the property’s position, management renewed 205 of the property’s original 320 claims.

In accordance with Strateco’s corporate objectives, investor relations was a priority in 2003. The Toronto firm of Cavalcanti Hume Funfer Inc. (“CHF”) was retained as an investor relations advisor. CHF’s mandate is two-pronged, comprising shareholder communications and outreach to investment professionals.

In December 2003, management completed two non-flow-through private placements totalling $400,000 with financial institutions, as well as a flow-through private placement for $200,000 with Northern Precious Metals Limited Partnership. In January 2004 and February 2004, management completed three additional non-flow-through private placements totalling $435,850..

The Company cut its administrative expenses by more than 10% or $58,000, from $606,000 in 2002 to $548,000 in 2003. Given that no major work had been carried out on the Kanasuta, Montbray and Quénonisca properties since 2001, the Company decided to write off $244,000 in deferred expenses and $7,000 in properties for the year ended December 31, 2003.

Item 2.

Properties.

The Company owns three properties and has interests in or options on three additional properties. These six properties are all located in Québec and cover 444 claims for a total area of 16,953 hectares.

Discovery Project

Location and Access

The Discovery project comprises the Desjardins and Borduas-Martel properties, which lie 45 kilometres northwest of Lebel-sur-Quévillon, Québec, in Bruneau and Desjardins townships.

The properties are easily accessible via the gravel road that connects Lebel-sur-Quévillon with Matagami. An extensive network of logging roads provides access to various parts of the property.

Claims

The Desjardins and Borduas-Martel properties are made up of 65 contiguous claims covering an area of 1,612 hectares. The claims are wholly owned by GéoNova.

Homestake Canada Inc. (“Homestake”) has a 1 to 3% NSR on the 28 Desjardins property claims. Fourteen of these 28 claims are also subject to a 20% net profits interest payable to Noranda Inc. The Borduas-Martel property claims are subject to a maximum 2% or $1.00 per tonne NSR on mineral substances milled or sold, payable to Messrs. Jean-Jacques Martel and Bernard Borduas.

On June 4, 2002, the Company signed a letter of intent with Campbell, amended on June 14, 2002 with GéoNova, pursuant to which it obtained an option to acquire a 50% interest in the Discovery project.

The agreement provides for the Company to earn its 50% interest in the Discovery project by funding $4,500,000 in exploration over a maximum period of four years, including a minimum of $750,000 in the first year, and by issuing 600,000 common shares over three years. The shares are subject to a hold period. Each share is accompanied by half a warrant, valid for a 24-month period. A full warrant entitles its holder to acquire one share of the Company at a price equal to the weighted average price of the shares on the TSX for the 10 days prior to issuance, plus a premium of 20%.

Previous exploration conducted on the Discovery project from 1986 to 1998, particularly by Homestake and GéoNova, led to the discovery of a mineralized zone traced over a distance of more than 800 metres and to a depth of 600 metres. The Discovery mineralized zone splits into three subvertical gold-bearing lenses, each 100 to 200 metres wide. On the East lens, the two deepest holes under the -400-metre level returned intersections of 11.97 g/t Au over 4.35 metres and 12.40 g/t Au over 2.0 metres. On the Central lens, the deepest hole on the -580-metre level returned 4.33 g/t Au over 7.59 metres, including 5.51 g/t Au over 5.11 metres.

In December 1997, GéoNova estimated the geological resources of the Discovery Zone at 2,120,520 tonnes grading 5.11 g/t Au over an average horizontal thickness of 6.85 metres, including 1,250,595 tonnes grading 6.85 g/t Au over an average horizontal thickness of 3.41 metres.

The Company conducted its initial exploration program on the Discovery project between mid-October and late November 2002. Consisting of 2,029 metres of drilling, the program was preceded by two structural studies carried out for the Company by SRK. The first study was conducted on the Discovery Zone to determine the fundamental controls on the geometry and distribution of the known gold mineralization. The second, a regional study, was carried out to enhance the understanding of the area and facilitate planning of exploration outside the Discovery mineralized corridor.

The drilling program, the first on the project since 1997, was aimed at testing the lateral extension of the East lens of the Discovery Zone and further exploring the southeast continuity of the Discovery structural corridor. Five NQ size holes were drilled for a total of 2,029 metres.

The results proved encouraging. Hole BD-02-67A, which intersected the East lens at a vertical depth of 370 metres, returned 12.84 g/t Au over 8.85 metres including 18.26 g/t Au over 5.75 metres.

Drilling along the southeast extension of the Discovery structural corridor confirmed the presence of at least two mineralized gold zones (Zones A and B) over a distance of 1.8 kilometres.

Encouraged by the significant results of the fall 2002 program, the Company began a 10,000-metre drilling program on January 30, 2003. The purpose of the program was to increase the known resources of the Discovery Zone and test various targets along the Discovery structural corridor and elsewhere.

Among other things, this program was aimed at better delineating the gold mineralization of the Discovery zone, defining the structural context to provide a basis for a new resource estimate, and finally, further exploring the southeast continuity of the Discovery structural corridor.

In all, 11,254 metres were drilled in 15 holes and 10 wedges in 2003.

The holes drilled in 2003 indicated that the Discovery Zone is made up of two lenses (East and West) rather than three, as previous work was thought to indicate.

On the East lens, the configuration of the intersections shows a 150-metre by 75-metre core with a subvertical, longitudinal elongation. The East zone remains open at depth. Hole BD-03-74 (Section 0+50W) intersected a 16-metre wide altered deformation envelope containing veins and sulfides at a vertical depth of 700 metres, and returned a grade of 1.87 g/t Au over 8.65 metres, including 2.41 g/t Au over 4.95 metres. This intersection lies 235 metres below the deepest East lens intersection (B-97-84), which returned a grade of 12.61 g/t Au over 3.00 metres. Despite the marginal grades in hole BD-03-74, the proportion of veins and sulfides indicate that an hydrothermal system persists at depth.

The holes drilled on the East lens included hole BD-03-67B (Section 0+75W), which returned a section of 10.26 g/t Au over 4.50 metres at a vertical depth of 360 metres.

Hole BD-03-73, drilled on section 0+43W on the East lens, intersected the mineralized zone at a depth of 439 metres over a width of 13.95 metres, and returned a grade of 1.52 g/t Au.

The holes drilled on the West lens indicated the presence of a mineralized zone at a vertical depth of 400 metres. This zone remains open laterally to the northwest. The West lens remains open at depth, where the altered deformation zone widens, as seen in wedge B-03-101, which intersected a 36-metre section of the zone containing several metre-wide sections of veins and sulfides of various grades. Overall, the West lens appears to be lower grade than the East lens.

Results for the West lens included hole B-03-98 (Section 7+00W), which returned 8.92 g/t Au over 4.30 metres at a depth of 200 metres. Hole B-03-100 (Section 7+25W) reached its target at a depth of 380 metres, with an intersection of 2.31 g/t Au over 20.40 metres.

Hole B-03-100A, which intersected its target at a vertical depth of 410 metres, returned a section of 8.99 g/t Au over 5.00 metres. Hole B-03-101 intersected the West lens at a vertical depth of 550 metres, with a section of 2.90 g/t Au over 6.70 metres.

Two wildcat holes, BD-03-75 and -76, were drilled in the southeast extension of the Discovery structure, 300 and 600 metres respectively to the east of the East lens. No significant values were obtained in hole BD-03-75. Hole BD-03-76, however, drilled in a virtually unexplored area, intersected three mineralized zones. Two of these returned values of 7.00 g/t Au over 1.75 metres, and 5.85 g/t Au over 2.20 metres. This discovery of new lenses indicates the possibility of increasing the Discovery Zone resource.

In October 2003, SRK calculated a new resource estimate using the geostatistical method. Based on National Instrument 43-101 as required by Canadian Securities Commissions, this estimate was preceded by a thorough check of the entire database, including most of the holes drilled by the Company (8,991 metres).

A total of 198 holes representing 10,425 metres were used in the resource calculation. SRK estimated the mineral resource of the Discovery Zone using a 3D block model. After testing and comparing various interpretation methods, SRK elected to use the inverse square distance (ID2). The estimate was based on the following criteria:

-

Cutoff grade: 3.00 g/t

-

High grades uncut

-

Density: 2.80 g/cm3

-

Indicated resource: range of influence less than or equal to 12.50 metres with a minimum of two holes in the search ellipse

-

Inferred resources: range of influence greater than 12.50 metres.

RESOURCES	TONNES	GRADE (gt Au)	OUNCES OF GOLD
Inferred	1,660,517	4.31	230,101
Indicated		4.94	43,869

In its analysis of the resource estimate results, SRK states that it is likely that only the richest part of the deformation zone, generally found in the quartz-rich sections, could potentially be converted into mineral reserves. SRK also emphasizes the need to define the geometry well in order to adequately delineate the high-grade zones.

Cameron Project

Location and Access

The Cameron project lies adjacent to the Discovery project in Bruneau and Desjardins townships, about 45 kilometres northwest of Lebel-sur-Quévillon, Québec.

Claims

The Cameron project consists of 59 contiguous claims covering an area of 1,759 hectares. All the claims are registered to GéoNova. The claims acquired by the Company in December 2002 and March 2003 through staking are subject to the agreement with GéoNova, through which the Company may earn a 50% interest by funding $4,500,000 in exploration expenses over four years.

The Cameron project is located in the eastern extension of the Harricana-Turgeon Belt, which hosts the Matagami, Joutel and Casa-Bérardi mining camps. Exploration was first carried out in the area in the early 1930s. Mining companies such as Esso Minerals, Homestake and GéoNova conducted intensive exploration to the north on the Discovery project and to the southeast on the Chieftain and Gander projects. The little exploration done on the Cameron project consisted of a few reverse circulation holes drilled by Esso Minerals on the southeastern tip of the property that returned anomalous values.

Gold Potential

The Cameron project was acquired for its potential to host an Archean mesothermal-type gold deposit based on the regional structural study done by SRK in the fall of 2002. The study identified several high-priority exploration targets for the discovery of a gold deposit in the vicinity of the Discovery project.

The regional structural interpretation suggests that the Discovery project does not lie within the main section of the Cameron shear zone. Instead, the magnetic and electromagnetic data indicate that south of the Discovery project, the line of the Cameron shear zone shows a pronounced bend to the west before returning to its northwest direction further to the west and northwest. Based on the interpreted kinematics of the Cameron shear zone, this unusual geometry creates a structural anomaly in which a pronounced deformation could have favoured the circulation of fluids, thus creating conditions favourable to the deposition of gold mineralization. Regional magnetic and electromagnetic patterns also show a series of subtle fractures that suggest the presence of faults in the area. SRK considers these distinct characteristics to be targets for gold exploration.

The results obtained by Strateco from two stratigraphic holes drilled in the fall of 2003 attest to this potential.

The Cameron project lies along an SE-trending section of a regional network of interconnected deformation corridors extending east from the Québec-Ontario border and crossing the volcanic zone to the north of the Abitibi Greestone Belt. This network of intense deformation zones (Cameron-Casa-Bérardi deformation zone) represents a geological discontinuity characterized by narrow linear stratigraphic sedimentary basins that interrupt the structural and stratigraphic pattern, a preferred environment for ultramafic and syenite intrusions.

The Cameron project lies within a corner-shaped area where various distinct, intense, east-southeast trending deformation zones converge into a single, larger, southeast trending deformation zone. Outcrops are few, and consequently the structure and stratigraphy are poorly understood and must be interpreted from geophysical data. The geological units in the area show distinct magnetic susceptibility properties, and the structural and stratigraphic patterns are therefore clearly visible in the airborne geophysical survey data.

The Company has done little work on the Cameron project since its acquisition. In June 2003, new lines covering an area of approximately 8.6 kilometres were cut parallel to the Discovery project line network. Linecutting was followed by a ground magnetic survey aimed at improving the resolution of the local magnetic field and highlighting the structural interpretation of the magnetic patterns.

Prospecting was carried out in parallel with the geophysical survey. A single outcrop was identified, consisting of a gabbro similar to that hosting the Discovery mineralization.

In November 2003, the Company drilled two stratigraphic holes for a total of 942 metres. The second hole intersected a  60-metre wide deformation zone, located less than two kilometres south of the Discovery Zone.

This deformation zone is affected by an iron carbonate alteration and contains 2 to 10% quartz-ankerite veins and 1 to 3% pyrite throughout. There are several zones of more intense deformation and alteration that returned anomalous gold values, including a section of 0.46 g/t Au over 6.40 metres, including 1.20 g/t Au over 1.00 metre. A magnetic gabbro flanks the deformation zone to the south. The iron carbonate alteration, the presence of quartz-ankerite veins and the anomalous gold values all indicate a gold-bearing hydrothermal system. The spatial relation of the major structure and competent iron-bearing units such as the gabbro is considered a factor in the location of gold concentrations in the area.

The Company completed an induced polarization survey in late January 2004. The survey results will be used to generate new drill targets for the upcoming program.

A 3,000-metre drilling program of six, 500-metre holes is planned to begin at the end of February 2004.

CARDINAL PROPERTY

The Cardinal property lies in the Otish Mountains basin, in the James Bay territory between the head of the Eastmain River and Lake Mistassini, about 300 kilometres northeast of Chibougamau, Quebec, Canada. It straddles the 52nd parallel.

The property is wholly owned by the Company and is not subject to any royalty claims. It covers 205 claims for a total area of 10,892 hectares.

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

Intensive work began on the property in mid-March 2002, consisting of an airborne magnetic survey and systematic detailed till sampling, both conducted simultaneously.

Fugro Sial carried out the 1,960 line-kilometre airborne survey on lines spaced at 100 metres. The till survey consisted of systematic sampling on a 500-metre by 2-km grid for a total of about 150 samples. The sampling was done by IOS Services Géoscientifiques Inc. (“IOS”).

Interpretation of the survey by C. St-Hilaire, a geophysicist with Fugro Sial, revealed the presence of 52 anomalies, 10 of which were deemed priority. The survey was reinterpreted in the fall of 2002 by M. Martin, an independent geophysicist.

In July 2002, a third till survey was carried out by IOS on a tight 250- to 300-metre spacing forming fences upstream from occurrences of indicator minerals identified by the March 2002 survey and downstream from magnetic anomalies. In all, 65 samples were collected.

Samples were processed to extract the accompanying minerals of kimberlite origin and microprobe analyzed at Université Laval. A total of six pyrope, diamond-inclusion-field chromite and chromiferous picroilmenite type indicator minerals were identified.

The results of exploration conducted on the property in 2002 were sufficiently encouraging to lead the Company to undertake a drilling program in 2003. This program, which took place from April 12th to 25th, was preceded by a ground magnetometer survey in February 2003 on thirteen potential targets. Once the results were interpreted, six targets were selected for drilling and six holes were drilled for a total of 500 metres.

No kimberlite bodies were intersected, with the anomalies explained by local magnetite concentrations in the amphibolites and granites. An unexpectedly thick, 25-metre thick overburden layer was encountered in four of the six holes.

In light of the results obtained as well as exploration activities in the area, management will be reviewing the Company’s plans for future work on the property.

The property claims were renewed in the summer of 2003.

OTHER PROPERTIES

The Quénonisca, Montbray and Kanasuta property rights were acquired on May 16, 2000 from Altavista Mines Inc. (“Altavista”) in consideration of shares of the Company issued when the Company was created.

Quénonisca Property

The Quénonisca property now consists of 78 claims for a total area of 1,245 hectares. It lies 180 kilometres northwest of Chibougamau, Quebec. On February 26, 1996, Altavista obtained an exclusive, irrevocable option from SOQUEM to acquire a 50% undivided interest in the Quénonisca property in consideration of exploration work to be carried out under SOQUEM’s direction for a cumulative total of $75,000, plus an undertaking by Altavista to subsequently finance a minimum of $127,500 in exploration work by February 28, 1997. In 1997, stripping and drilling were carried out on the property. The best hole returned values of 1.08% Zn, 0.44% Pb and 7.5 g/t Ag over 3.8 metres, including 2% Zn, 7.00 g/t Ag and 0.53% Pb over 0.9 metres. In 1998, three sulfide occurrences in stockworks were discovered on the Montagnes-Nord grid by SOQUEM. These showings were the Perséïdes (2.05% Cu), St-Georges (2.21% Pb and 0.46% Zn) and Renversé (1.75 g/t Au, 4.26% Pb and 0.83% Zn).

In 1999, SOQUEM carried out a linear 19.6 line-kilometre magnetometer and Max-Min survey on the Montagnes-Nord grid. Various good conductors were detected by this survey.

In the fall of 2000, SOQUEM conducted a 1,050-metre, eight-hole drilling program in order to test the best conductors detected in 1999. Numerous sections of mineralized cherts ranging in width from 6 to 21 metres and containing over 0.50% base metals (Zn-Pb) were intersected. Several lenses of pyrrhotite-rich massive sulfides were identified, with Hole 00-10 returning the most significant values: 1.65% Zn, 2.69% Pb and 37.60 g/t Ag over 1.35 metre. Strateco contributed 50% of the total $201,173 program cost for 2000.

No significant work was carried out on the Quénonisca property in 2001, 2002 or 2003.

Montbray property

The Montbray property consists of 28 claims in central Montbray Township covering an area of 1,120 hectares some 30 kilometres west of Rouyn-Noranda, Quebec. The property is accessed by trails off a gravel road that connects to the paved road linking Rouyn and La Sarre.

In 1996, Altavista conducted detailed geological mapping and stripping, leading to the discovery of two networks of gold veins, the Tarsac and St-Martin showings, and confirming the existence of a third network, the Montbray showing. Channel sampling on the Montbray showing returned encouraging values of 17.53 g/t Au over 0.75 metre and 4.51 g/t Au over 2.50 metres. Nine holes drilled shortly thereafter confirmed the extension of the Montbray showing at depth and laterally, as well as the extension of the Tarsac showing at depth and to the north. The best values were 7.67 g/t Au over 2.35 metres and 2.96 g/t Au over 2.18 metres.

During the fall of 2000, Strateco carried out an induced polarization survey followed by a 683-metre, four-hole drilling program to test the eastern extension of the gold-bearing structure identified on the adjacent Agnico-Eagle property. Hole MB-01-12 returned the most significant result: 1.38 g/t Au over 1.55 metres, associated with a fault zone.

Strateco did not carry out any significant work on the Montbray property in 2001, 2002 or 2003.

Kanasuta property

The Kanasuta property consists of nine contiguous claims in Montbray Township totalling 325 hectares, located about 35 kilometres northwest of Rouyn-Noranda. Altavista staked the property in the summer of 1998 based on exploration results. Strateco owns 100% of the property.

In 1998, Altavista carried out line cutting, magnetic surveys and induced polarization surveys over almost the entire property. These surveys resulted in the identification of a linear grouping of IP anomalies in the southern part of the property, interpreted as likely being caused by the presence of metallic sulfides such as pyrite in the underlying near-surface rocks.

In the fall of 2000, Strateco carried out a 30 km induced polarization survey aimed at tightening the 1998 IP survey grid, followed by geological mapping and prospecting with a Beep-Mat instrument. No significant discoveries were made.

The Company did not carry out any work on the Kanasuta property in 2001, 2002 or 2003.

OTHER PROPERTIES

The latest description of the exploration works on other properties has been provided in Form 10-SBA/2 and Form 10-QSB for the periods ending March 31, June 30 and September 30, 2003

Item 3.

Legal proceedings.

There are no legal proceedings pending against the Company.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no new matters submitted to a Vote of Security Holders since the filing of Form 10-QSB as of September 30, 2003.

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

	2003	2002	2001

Rate at end of Period	1.2923	1.5776	1.5928

Average Rate During Period	1.4012	1.5703	1.4983

High Rate	1.4262	1.6184	1.6034

Low Rate	1.3792	1.5028	1.4935

The high and low exchange rates for each month during the previous six months are as follows:

	July 2003	August 2003	September 2003	October 2003	November 2003	December 2003

High rate	1.4114	1.4100	1.3876	1.3481	1.3362	1.3405
Low rate	1.3368	1.3836	1.3469	1.3043	1.2973	1.2923

On March 15, 2004 the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $ 1.00 USD=$1.3322CND.

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

	High	Low	Volume
2000
November 7, 2000	$0.40	$0.11	1,458,375
to December 31, 2000
2001
First Quarter	$0.28	$0.11	646,741
Second Quarter	$0.25	$0.12	446,125
Third Quarter	$0.18	$0.10	216,750

Canadian Venture Exchange (CDNX) now called TSX Venture Exchange

The Company’s shares are listed on the Canadian Venture Exchange (CDNX), from October 1, 2001 to May 15, 2002 as Strateco Resources inc. (RSC).Since May 1, 2002 Canadian Venture Exchange (CDNX) is called TSX Venture Exchange.

	High	Low	Volume
2001
Fourth Quarter	$0.35	$0.11	1,317,805
2002
First Quarter	$0.30	$0.12	1,724,608
Second Quarter	$0.29	$0.14	2,494,500
Third Quarter	$0.21	$0.14	704,700
Fourth Quarter	$0.19	$0.12	2,227,000
2003
First Quarter	$0.21	$0.10	3,268,900
Second Quarter	$0.14	$0.07	1,825,600
Third Quarter	$0.155	$0.09	2,908,500
Fourth Quarter	$0.190	$0.12	7,377,600
2004
January 1, 2004 to	$0.22	$0.13	6,556,700
March 15, 2004

On March 15, 2004, the closing bid price of the Common Shares on the TSX Venture Exchange was $0.18 per share. At March 15, 2004, 804,725 Common Shares were held by 16 registered holders in the United States, representing an aggregate of 2.026 % of the Company’s total issued and outstanding Common Shares.  The Company is not listed for trading on any securities exchange in the United States, and there has been no active market in the United States for the Common Shares.

Price Fluctuations, Share Price Volatility

Securities markets in Canada have experienced a high level of price and volume volatility in recent years, with many resource companies experiencing wide price fluctuations not necessarily related to operating performance or underlying asset values of such companies. The Company’s shares traded between $0.12 and $0.30 during 2002 and between $0.075 and $0.21 during 2003. The Company’s shares traded between $0.090 and $0.155 during the third quarter of 2003, between $0.120 and $0.190 during the fourth quarter and between $0.125 and $0.220 from January 1, 2004 to March 15, 2004.  No assurance can be made that the Company’s share price and volume will not continue to fluctuate materially.

(c)

Private offerings in Quebec, Canada

The Company has given information in its Form 10-KSB for the year ended December 31, 2002 on the convention for an option agreement to acquire an interest of 50% on the Discovery Project and a joint venture agreement with GéoNova Explorations Inc. (“GéoNova”) on October 8, 2002. This agreement was modified on September 3, 2003 retroactively to October 8, 2002 to add the Cameron Project to the Discovery Project to constitute the “property” on which the Company can acquire a 50% interest by spending the same amount and issuing the same number of shares and warrants as detailed in Part I-Item 1.

Pursuant to this agreement, the Company issued On October 8, 2003, 150,000 common shares at the price of $0.135 per share and 75,000 warrants to purchase a share at the price of $0.16 per share for a period of 24 months to GéoNova. Pursuant to the terms of the agreement and the requirements of TSX Venture Exchange in Canada, these shares are subject to a resale restriction of 12 months and the warrants to a resale restriction for a period of 4 months.

During the fourth quarter of the year ending December 31, 2003, the Company closed four private placements in Québec, Canada as detailed in the following table and obtained an exemption from the prospectus requirements from the Quebec Securities Commission and the authorizations from the TSX Venture Exchange for each offering :

Date of offering	Offering	Amount of offering	Number of shares	Price per share	Number of warrants	Price of exercise of warrants	Dates of expiry

Oct.8, 2003	GeoNova	Option agreement	150,000	$0.135	75,000	$0.16	Oct.7, 2005

Nov.24, 2003	Union Securities Ltd.	Corporate finance fees	200,000	$0.14	-	-	-

Dec. 4, 2003	Fonds regionale FTQ Nord du Quebec	$150,000	1,000,000	$0.15	500,000	$0.20 –1st year $0.25 – 2nd year	Dec 3,2005

Dec.12, 2003	Societe de developpement de la Baie James	$250,000	1,666,667	$0.15	833,333	$0.20-1st year $0.25-2nd year	Dec 11,2005

Dec.22, 2003	Northern Metal Precious Limited Partnership	$200,000	1,250,000(1)	$0.16	0

(1)

In exchange of an offering of $200,000, the Company issued 1,250,000 flow-through common shares. The Company committed itself to use these sums on Canadian exploration expenses and to renounce in favor of Northern Metal Precious Limited Partnership to Canadian and Quebec tax rebates for Canadian exploration expenses.

The Company was at the time of these private placements under the jurisdiction of the Quebec Securities Commission and obtained from it an exemption to file a prospectus for each private placement according to the rules and regulations of the Quebec Securities Act and Quebec’s Regulations concerning securities and obtained also authorizations from the TSX Venture Exchange in Canada to issue the common shares and warrants described in these placements.

These private placements were exempted from registration in the U.S.

(d)

Public offering in Quebec, Canada

The Company discussed in detail in its Form 10-KSB for the year ended December 31, 2002 and in its Form 10-QSB for the quarter ended March 31, 2003 a public offering conducted under a visa for prospectus of the Quebec Securities Commission dated November 12, 2002 and the approval of the TSX Venture Exchange (TSX) in Canada to issue the common shares and warrants described in this public offering. This public offering  was not registered in the U.S. since it was not offered in the U.S. but only in Canada. This public offering is detailed as follows:

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

(e)

Use of proceeds

Pursuant to the flow-through financing for which closings took place on December 6, 13, and 19, 2002, January 14, 2003 and January 21, 2003 the Company undertook to incur $1,600,000 in exploration expenses before December 31, 2003. This sum was primarily used on exploration on the Discovery and Cameron Projects and the Cardinal property. The Company respected its engagement.

The proceeds of the private placements realized in the last quarter of the year 2003 will be used of the following manner : $200,000 on the drilling program expenses of the Discovery Project, $200,000 on exploration of Discovery and Cameron Projects and $200,000 on working capital expenses.  The Company anticipates possibly using the proceeds for another project if the results obtained do not justify further expenses and the Company reserves the right to reallocate the use of proceeds as it deems appropriate in the best interests of the Company and its shareholders.

For the period between September 30, 2003 and December 31, 2003, exploration works on the Discovery Project amounted at $348,007 representing 24,31% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery Project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also conducted during that period exploration works on Cameron Project in the amount of $126,766. representing 8,85% of the issuer’s net offering proceeds. A summary of grass roots exploration works conducted during this reporting period on the Cameron Project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also spent during that period exploration related expenses on Cardinal Property in the amount of $2,900 representing less than 5 % of the issuer’s net offering proceeds.

The Company paid no direct or indirect payments from the proceeds to directors or officers or to persons owning ten percent or more of any class of equity securities of the issuer.

The estimated use of proceeds described in the prospectus on the Cardinal Property in the amount of $750,000 in the case of a maximum financing was conditional to the attainment of positive results. Also the Company has revised the use of proceeds on that property during this quarter in view of the results of the exploration works obtained on the Cardinal Property. This eventuality based on results had been foreseen and announced in the prospectus in Québec, Canada. Therefore, the use of proceeds has rather been directed on the Discovery Project and Cameron Project until December 2003.

(f)

Holders

The Company has no holder of debentures as of Mach 15, 2004.  The Company had approximately 117 holders of which 16 are holders of record in the United States for the common shares as of March 15, 2004.  C.D.S. & Co. represents several unidentified holders in Canada and CEDE & CO several unidentified holders in the United States of America.

(g)

Dividends

The Company has not paid any dividends since its incorporation and does not anticipate as of March 15, 2004, the payment of dividends in the foreseeable future. At present, the Company’s policy is to retain earnings, if any, to finance exploration on its properties. The payment of dividends in the future will depend upon, among other factors, of the Company’s earnings, capital requirements and operating financial conditions.

(h)

Equity compensation plan information

The Company doesn’t have any Compensation plan under which equity securities are authorized for issuance.

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(a)

Plan of operation

The Company believes it can satisfy its cash requirements through December 31, 2004 since it completed four private offerings in Quebec, Canada in 2003 and two closings on the public offering for an amount of $709,000, two private offerings on January 13 2004 of a total of $180,100 and another private offering on February 16, 2004 of $255,750 for a total financing of $1,144,850 as of March 15, 2004. Warrants and stock options detailed in the Financial Statements could also be exercised during this period.

Parts of these sums must be spent on exploration works since $200,000 was obtained by the sale of flow-through shares giving to shareholders a tax rebate in Quebec, Canada and an additional $200,000 of a private offering of $250,000 was reserved for exploration on Discovery Project only.

For 2004, the Company will concentrate its efforts on the gold exploration sectors in Canada. The Company is already engaged in and will continue during this period, exploration works for gold exploration on the Discovery and Cameron Projects. Following the industry trends and demands, the Company is also considering the acquisition of properties to conduct exploration works for gold. To that end, a new public offering in Quebec, Canada, might be needed and completed during that period.

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

In 2003, management reassessed the Company’s portfolio in light of exploration results and industry trends. The Company incurred $1,600,000 in exploration expenses during the year on the Discovery, Cardinal and Cameron projects, pursuant to the flow-through financing completed in December 2002.

Given that no work had been done on the Kanasuta, Montbray and Quénonisca properties since 2001, management decided to write-off $251,000 for the year ended December 31, 2003, consisting of $7,000 in properties and $244,000 in deferred expenditures.

The formal agreement signed on October 8, 2002 with GéoNova, giving the Company an option to acquire a 50% interest in the Discovery project by funding $4,500,000 in exploration over four years, was amended on September 3, 2003 to include the Cameron project. Pursuant to this agreement, the Company issued 150,000 shares to GéoNova on October 8, 2003.

The Company stepped up exploration on the Discovery project in 2003, conducting an 11,254-metre drilling program. The results were encouraging, and warrant continued exploration given the rising gold market. SRK carried out a new resource estimate in October 2003 based on National Instrument 43-101 as required by Canadian Securities Commissions, using the geostatistical method. As a result, the Discovery project is now estimated to contain geological resource of 1,936,276 tonnes grading 4.40 g/t Au, or approximately 274,000 ounces of gold.

Drilling done in 2003 on the Discovery project indicated that the two main known lenses (East and West) are open at depth, with an hydrothermal system persisting to a vertical depth of 700 metres. The discovery of new mineralized lenses 600 metres east of the main Discovery Zone in an unexplored area indicates the possibility of increasing the resource.

Based on the gold potential of the Cameron project, management increased the property size by staking so as to protect the structural anomaly identified in the fall of 2002 based on a regional structural study by SRK. The property now consists of 59 claims covering an area of 1,759 hectares.

The initial holes drilled by the Company on the Cameron project in the fall of 2003 produced good results. A 60-metre wide, altered deformation zone with 2 to 10% quartz-ankerite veins and 1 to 3% pyrite as well as anomalous gold values attests to the project’s potential.

On its wholly-owned Cardinal diamond property in the Otish Mountains, the Company carried out a short, 500-metre drilling program of six priority targets. No kimberlites were intersected. Despite the disappointing results, management renewed the property claims due its strategic location less than four kilometres from the Beaver Lake kimberlite. In all, 205 cells were renewed for an area of 10,892 hectares.

With a focus on investor relations, management retained the services of the Toronto firm of Cavalcanti Hume Funfer Inc. (“CHF”) in October 2003 to act as investor relations advisors. CHF will support management, concentrating on shareholder communications and outreach to investment professionals. CHF will also afford the Company a higher national profile.

The $780,100 raised in December 2003 and early January 2004 will enable the Company to continue explorating the Cameron project. A 3,000-metre drilling program will begin by the end of February. An additional financing could take place later in 2004 so as to accelerate exploration on the Discovery and Cameron projects.

Results

For the year ended December 31, 2003, interest income totalled $20,000 compared to $16,000 in 2002. General and administrative expenses amounted to $548,000 in 2003, down $58,000 from $606,000 in 2002. The decrease was primarily due to lower professional fees, with an increase in general exploration expenses offset by savings in shareholder communications.

For the year ended December 31, 2003, the Company wrote off $40,000 in expenses incurred on the Kanasuta property, $106,000 on the Montbray property and $106,000 on the Quénonisca property.

At December 31, 2003, the Company reported a net loss of $779,000 ($0.02 per share) compared to a net loss of $921,000 ($0.05 per share) in 2002. The per share figures are based on an average number of 32,768,288 common shares outstanding at December 31, 2003 and 19,791,368 common shares outstanding at the same date in 2002.

Cash Flows

For the year ended December 31, 2003, the Company used cash flow of $1,542,000 in its investing activities, compared to $784,000 in 2002. These amounts were applied to exploration on the properties.

The number of shares outstanding rose from 31,865,485 shares evaluated at $4,624,000 at the beginning of 2003 to 36,813,402 shares evaluated at $5,196,000 at year end. The difference represents a net equity financing of $575,000. A total of 150,000 shares were issued as consideration for a $20,000 property, and an additional 200,000 shares were issued pursuant to a $28,000 corporate finance services agreement. Finally, 4,597,917 shares were issued in consideration of $525,000 (net of $184,000 in common share issue costs) pursuant to public and private financings during the year.

The Company had cash and cash equivalents of $162,000 at December 31, 2003 compared to $320,000 in 2002. Restricted cash stood at $200,000 in exploration expenses at December 31, 2003, compared to $1,600,000 at December 31, 2002.

Balance Sheets

At December 31, 2003, the Company had total assets of $2,779,000 compared to $2,971,000 in 2002. Working capital stood at $330,000 at December 31, 2003 compared to $1,882,000 in 2002.

During 2003, the Company issued 4,947,917 common shares for $576,000 in net cash, corporate finance service agreements and properties. These issuance bring the total number of fully paid common shares outstanding to 36,813,402, representing $5,196,000.

Outlook

On January 13, 2004, as part of a private placement through Union Securities Ltd., the Company issued 534,000 common shares at $0.15 per share and 267,000 warrants for $80,100. Each warrant enables its holder to purchase one common share of the Company, at $0.20 per share up until January 13, 2005 and at $0.25 per share from January 14, 2005 until January 13, 2006.

On January 13, 2004, pursuant to a private placement with three Quebec investors, the Company issued 666,667 common shares at $0.15 per share and 333,333 warrants for $100,000. Each warrant enables its holder to purchase one common share, at $0.20 per share until January 13, 2005 and at $0.25 per share from January 14, 2005 until January 13, 2006.

On February 16, 2004, pursuant to a private placement through Union Securities Ltd., the Company issued 1,705,000 common shares at $0.15 per share and 852,500 warrants for $255,750. Each warrant enables its holder to purchase one common share of the Company, at $0.20 per share up until February 15, 2005 and at $0.25 per share from February 16, 2005 until February 15,2006.

If during the warrant exercise period the common shares trade for 30 consecutive trading days at a weighted average of more than $0.28 in the year following the closing and more than $0.35 the next year, the warrants will expire within 30 days of a notice to this effect issued by the Company to the warrant holders.

(c)

Off-balance sheet arrangements.

None

Item 7.

Financial Statements

The Company incorporates by reference to the present document the Strateco Resources Inc. consolidated financial statements for the fiscal year ending December 31, 2003 prepared in accordance with generally accepted accounting principles in Canada which include a U.S. GAAP reconciliation. These financial statements follow the page signature of the present document.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

For the year ending December 31, 2003, there has been no changes and disagreements with Accountants on accounting and financial disclosure.

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

(c)

Legal proceedings

None of the directors and executive officers mentioned above in ITEM 5 has been involved in the following legal proceedings in the last five years:

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

Item 8A.

Controls and Procedures

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, president, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer completed his evaluation. The Company has no principal Financial Officer and therefore the Company has no other certifying officer than the Chief Executive Officer.

Item 9.

Directors and Executive Officers, Promoters and Control persons; Compliance with section 16 (a) of the Exchange Act .

The Board of Directors consists of six directors who will serve until the next annual meeting and until they are re-elected or their successors will be elected. This annual meeting will be held on May 12, 2004 at the Hotel Reine Elizabeth, Saguenay Room in Montreal, Quebec, Canada. On February 18, 2004, the Board of directors adopted a Code of ethics which is filed as an Exhibit to the present annual report. This Code of Ethics can be consulted on the Company’s website at www.stratecoinc.com. And any interested person can receive copy of this Code of ethics without charge in addressing its request to the Company’s head office mentioned on the Title page of this annual report.

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

Claude Hubert – Geological Consultant, director

Jean-Guy Masse – President, Masvil Capital Inc., director

Robert Desjardins – President, Robert G. Desjardins et Associés, director

Francine Bélanger – Accountant Consultant, director

Henri Lanctôt -Secretary

Mr. Guy Hébert, 54 years old, has been President of BBH Géo-Management Inc. since October 1992. He was also President of Lyon Lake Mines Ltd. from 1986 to 2001. From 1985 to 1992, he was President and Chief Executive Officer of Audrey Resources Inc. Mr. Hébert was also a director of Orleans Resources Inc. from 1993 to 1998 and President and Chief Executive Officer of Altavista Mines Inc. from 1995 to 2000.  Mr. Hebert has been a director Chief executive officer and president of the Company since April 13, 2000.

Mr. Jean-Pierre Lachance, 51 years old, is Executive Vice President of the Company. He has been a director of the Company since April 13, 2000. He was also Vice President of Lyon Lake Mines Ltd. from 1996 to 2001, becoming Executive Vice President in May 1999. He has also been the president of Novontar S.A. since 1996. From 1992 to 1994, he was a freelance consultant, and from 1991 to 1992 he was Technical Director of Corpomin Management Inc. From 1989 to 1991 he was Expert Co-coordinator with Consortium Sidam-Minorex, and prior to that he was Project Manager, Mines and Geology Division with Groupe-Conseil Roche Ltd.

Mr. Claude Hubert, 68 years old, has been a geological consultant from 1997 to 2003, and was a professor in the geology department at Université de Montréal from 1967 to 1999. He is now an honorary professor at Universit of Montréal.  He has been a director of the Company since April 13, 2000.

Mr. Jean-Guy Masse, 63 years old, is president of Funds Metal Precious Northern and has been President of Masvil Capital Inc. since 1992. From 1992 to 1998 he was President of Orleans Resources Inc. From 1984 to 1992, he was Executive Vice President of Dundee Capital Inc. and President and Chief Executive Officer of CMP Fund Management Ltd. He is presently Chairman of the Board of Metco Resources Inc. and a director of Mines Cancor Inc. and Minerais Bruneau Inc., companies listed on the TSX Venture Exchange.  He has been a director of the Company since April 13, 2000.

Mr. Robert Desjardins, 60 years old, obtained his degree in accounting sciences in 1967 from École des Hautes Études Commerciales. He was a securities broker from 1968 to 1974, then President of Desjardins, Campeau, Dubord and Associates Inc., management consultants, from 1974 to 1989. Since 1989, Mr. Desjardins has been President of Robert G. Desjardins and Associates Inc., a firm specializing in corporate finance and the development of financial products. Mr. Desjardins is a member of the Corporation des Administrateurs Agréés du Québec.  He has been a director of the Company since October 31, 2001.

Ms. Francine Bélanger, 45 years old, has been the vice president and chief financial officer of Datacom Wireless Corporation from May 2000 to December 2001. Since December 2001, Mrs. Belanger is an Accounting Consultant. She was also the treasurer of BBH Géo-Management Inc. from 1992 to 2000. From 1987 to April 30, 2000, Mrs. Bélanger was the treasurer and director of finance for Lyon Lake Mines Ltd. Prior to 1992, she was treasurer and director of financial services for Audrey Resources Inc. She has been director of the Company from April 13, 2000 to October 30, 2001 and was re-appointed  on June 20, 2002.

Mr. Lanctôt, age 60, is the Corporate Secretary of the Company.  Mr. Lanctôt, LLL, is a member of the Bar of the Province of Quebec, Canada since 1968, is a partner of the law firm of Gowling, Lafleur, Henderson, LLP. Montreal, Canada since 1984.  Mr. Lanctôt has an extensive legal background in corporate, business and resources laws.

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

Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2003, except as provided in the next sentence, there was compliance with the Form 3, Form 4  filing requirements applicable to its directors and officers.

The directors and officers have thereafter filed only the Quebec Securities Commission, the principal national securities exchange jurisdiction of the Company as allowed by Rule 16a-3 (c).

Item 10.

Executive Compensation.

(a)

General

During the financial year ended December 31, 2003, the Company has not paid any form of remuneration to its directors or officers nor any compensation.

Mr. Guy Hébert, President and Chief Executive Officer has received the following Executive Compensation from BBH Géo-Management Inc. as a result of work performed or duties related to the Company’s business:

Name and Principal	Year	Salary (Canadian dollars)	Other annual compensation (Canadian dollars)(1)	Securities underlying option/SARs (#)

Guy Hebert, CEO	2003	$112,000	$3,600	nil
	2002	$78,925	$3,600	nil
	2001	$62,000	$3,600	nil

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

(b)

Stock options granted during the last financial year

Name	Number of Shares Underlying Stock Options Granted	Percent of total options granted to consultants and collaborators in fiscal year	Exercise Price	Expiration Date

Guy Hebert,
President and CEO	NIL	N/A	N/A	N/A

Jean-Pierre LaChance,
Executive Vice President	NIL	N/A	N/A	N/A

During the year ended December 31, 2003, the Company has granted stock options for 200,000 shares to a firm of investor relations pursuant to the Company’s stock options plan. The share price of the Company on the TSX Venture Exchange was equal or less than $0.18 per share at the time of the grant. During this period no stock options were exercised.

Item 11.

Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

(a)

Security ownership of certain beneficial owners

The Company is a publicly-traded Canadian corporation, the shares of which are owned by Canadian residents and U.S. residents.  Strateco is not owned or controlled, directly or indirectly by any foreign government or any other companies. Ownership is based on information furnished to the Company by its Transfer Agent, Computershare Company of Canada. The Company knows of only two persons owning more than 5% of any class of the small business issuer’s voting securities.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership at March 15, 2004	Percentage of class

Common shares , escrowed shares and stock options and controlled shares	GUY HEBERT, 595 Marie-Victorin Boucherville, Quebec Canada J4B 1X4 President, CEO & Director 2000	3,107,749(1)(2)(3)	7.8%

Common shares and warrants to purchase shares	SODEMEX II: GESTION Sodemex Inc. (General Partners) 65 Sainte-Anne Street 12th Floor, Quebec, Quebec G1R 3X5	2,734,195	7.29%

(1)

500,000 of the number of shares represent stock options, 300,000 of these stock options were attributed on Nov. 8, 2000 with expiry date of Nov. 7, 2005 at $0,20 per share and 200,000 were attributed on Sept. 26, 2001 with expiry date of Sept. 25, 2005 at the price of $0,15 per share. Mr. Hébert has the right to exercise these stock options within 60 days.

(2)

851,999 of the number of shares are held by Mr. Hébert and  137,500 of these are escrowed as of March 15, 2004.

(3)

2,214,750 of the number of shares are held by a company disclosed at Item 12 : Certain relationships and related transactions of which Mr Hébert is president and sole director and these shares are controlled by Mr. Hébert.

(b)

Security ownership of management

The following table sets forth the names and addresses of each of the directors and officers of the Company, their principal occupations and their respective date of commencement of their term with the Company.  All directors and officers hold office until the next Annual General Meeting of Shareholders of the Company or until a successor is appointed.

1	2	3	4
Title of Class	Name and Position with the Company	Number of Common Shares of the Company Beneficially Owned Directly/Indirectly Controlled(1)(4)(6)(7)	Percentage of Issued Share Capital(5)

Common shares, escrowed shares, stock options to purchase common shares and common shares indirectly controlled	GUY HEBERT 595 Marie-Victorin Boucherville, Quebec Canada J4B 1X4 President & Director 2000	3,107,749(2)(5)	7,824%

Common shares, escrowed shares and stock options to purchase common shares	JEAN-PIERRE LACHANCE(8) 272, FairfieldGreenfield Park Quebec Canada J4V 1Z9 Executive Vice President and Director 2000	739,250(3)	1,861%

Common shares, escrowed shares and stock options to purchase common shares	CLAUDE HUBERT(8)(9) 29 De la Rochelle Ste-Julie, Quebec, Canada J0L 2S0 Director 2000	150,000	0.377%

Common shares and stock options to purchase common shares	JEAN-GUY MASSE(8)(9) 775 Chemin Markham, Montreal, Quebec Canada H3P 3A6 Director 2000	108,000	0.271%

Common shares and stock options to purchase common shares	ROBERT DESJARDINS(8) 236, Notre-Dame, apt#5 Repentigny, Quebec, Canada J6A 2R6 Director 2001	300,000	0.755%

Common shares and stock options to purchase common shares	FRANCINE BELANGER(8)(9) 260, de Normandie, Boucherville, Quebec Canada J4B 8C2 Director 2000 to October 2001 and from June 2002	120,228	0.302%

Common shares and stock options to purchase common shares	HENRI LANCTOT(8) 247, Trenton Ave., Montreal Quebec, Canada H3P 1Z8 Corporate Secretary	100,875	0.253%

Total Common shares, escrowed shares and stock options to purchase common shares		4,626,102	11.64%

(1)

Provided by each of the directors and officers, as of March 15, 2004.

(2)

137,500 of the 3,107,749 shares held by Mr. Hébert are escrowed.

(3)

50,000 of the 739,250 shares held by Mr. Lachance are escrowed.

(4)

Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof, based upon information furnished to the Company by individual directors and officers. Unless otherwise indicated, such shares are held directly. The directors do not own any share purchase warrants as of March 15, 2004.

(5)  2,214,750 of the number of shares under the name of Mr. Guy Hébert. are held by a company disclosed at Item 12 : Certain relationships and related transactions of which Mr Hébert is president and sole director and these shares are controlled by Mr. Hébert and of that number 41,000 shares are owned by another company controlled also by Mr. Hébert.

(6)

The directors, officers and other members of management of the Company, as a group beneficially own, directly or indirectly, common shares of the Company, representing 11,64 % of the total issued and outstanding securities of the Company as of March 15, 2004.

(7)

Details of stock options held by the directors and officers have been provided in Form 10-SB/A2.

(8)

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

(9)

Member of the Audit Committee of the Company.

(c)

Changes in control

The Company does not anticipate at this time any changes in control of the Company.

Item 12.

Certain Relationships and Related Transactions.

(a)

Related parties transactions

The Company has incurred fees and administrative expenses totaling $366,720 during the financial year ended December 31, 2003 and $327,668 for the year ended December 31, 2002 with BBH Géo-Management Inc., a private company that provides project management and administrative services to the Company under a services contract dated August 1, 2002. Guy Hébert, President and director of the Company is also the sole director and Executive Officer of BBH Géo-Management Inc. The payments made to BBH Géo-Management Inc. are equivalent to the payments that would be made by the Company to an unrelated company. This agreement terminates July 31, 2005.

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

As of December 31, 2003, the accounts payables to BBH Géo-Management inc. by the Company amounts to $40,130 and $86,767 for the year ended December 31, 2002.

(b)

Transactions with Promoters

Mr. Guy Hébert, President and director of the Company can be considered as the promoter of the Company in consideration of his participation and managing of the business of the Company since its incorporation.

Mr. Hébert does not receive any salary or compensation for his services as Director and Chief Executive Officer of the Company but is entitled to receive stock options as an incentive. The Board of Directors of the Company has awarded Mr. Hébert 500,000 stock options since its incorporation.

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

Item 13.

Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)

Exhibits

14.

Code of Ethics

31.

Certifications

32.

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a)

Reports on Form 8-K. None

Item 14.

a) Audit Fees

In the last two fiscal years for the professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10 Q-SB or services that are normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years amounted to $60,575 at December 31, 2002 and $44,200 at December 31, 2003 .

b) Audit-Related Fees

None

c)

Tax Fees

Aggregate fees billed for tax compliance, tax advice and tax planning in each of the two last fiscal years for professional services rendered by the principal accountant are as follows:

Year ending at December 31, 2002: $4,500.

Year ending at December 31, 2003: $4,500.

d)

All other Fees

None

e)

Audit committee’s pre approval policies and procedures

Before the accountant is engaged by the Company, to render audit services, the engagement is approved by the Company’s audit committee.

With respect to the provision of services other than audit, review or attest services, the pre-approval by the audit committee is waived if the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by the Company to its accountant during the fiscal year in which the services are provided. Such services are promptly brought to the attention of the Company’s audit committee and approved prior to the completion of the audit by the audit committee or by one or more members of the audit committee who are members of the board of directors to whom authority to grant such approval has been delegated by the audit committee.

SIGNATURE

In accordance with the requirements of the Exchange Act. The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Dated: March 26, 2004

/s/ Guy Hébert

___________________________________

Name: Guy Hébert

Title: President and Chief Executive Officer

Financial Statements of

STRATECO RESOURCES INC.

For the years ended December 31, 2003 and 2002

Auditors’ Report to the Shareholders

We have audited the balance sheets of Strateco Resources Inc. as at December 31, 2003 and 2002 and the statements of deferred expenditures, earnings and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

Chartered Accountants

Montreal, Canada

February 6, 2004

STRATECO RESOURCES INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Balance Sheets

Statements of Deferred Expenditures

Statements of Earnings and Deficit

Statements of Cash Flows

Notes to Financial Statements

STRATECO RESOURCES INC.

Financial Statements

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(in Canadian dollars)

	2003	2002

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 161,417	$ 320,220
Restricted cash (Note 3)	200,000	1,600,000
Accounts receivable	97,954	90,165
Prepaid expenses	16,696	11,300

	476,067	2,021,685

PROPERTIES (Note 4)	68,250	55,500

DEFERRED EXPENDITURES (Note 5)	2,234,543	893,387

$ 2,778,860	$ 2,970,572

LIABILITES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities (Note 10)	$ 146,344	$ 139,317

SHAREHOLDERS’ EQUITY

Capital stock (Note 6)	5,196,375	4,623,490
Stock options	7,750	2,150
Warrants	42,500	40,250
Deficit	(2,614,109)	(1,834,635)

2,632,516	2,831,255

Commitments and contingencies (Note 9)
Subsequent events (Note 13)
	$ 2,778,860	$ 2,970,572

See notes to financial statements.

ON BEHALF OF THE BOARD:

___________________________________

(signed) Guy Hebert, Director

___________________________________

(signed) Jean-Pierre Lachance, Director

STRATECO RESOURCES INC.

STATEMENTS OF DEFERRED EXPENDITURES

YEARS ENDED DECEMBER 31, 2003 AND 2002

(in Canadian dollars)

	2003	2002

EXPLORATION EXPENSES

Consultants and subcontractors	$ 1,282,483	$ 566,241
Professional fees	44,878	36,999
Management fees	168,919	95,339
Travel expenses	41,440	22,546
Supplies and equipment rental	15,201	15,552
General exploration expenses	32,102	6,743

1,585,023	743,420

Write-off of deferred expenditures	(243,867)	(244,239)

INCREASE IN DEFERRED EXPENDITURES	1,341,156	499,181

BALANCE, BEGINNING OF YEAR	893,387	394,206

BALANCE, END OF YEAR	$ 2,234,543	$ 893,387

See notes to financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF EARNINGS AND DEFICIT

YEARS ENDED DECEMBER 31, 2003 AND 2002

(in Canadian dollars)

	2003	2002

INTEREST INCOME	$ 19,584	$ 15,877

ADMINISTRATIVE AND GENERAL EXPENSES

Professional fees	216,841	285,702
Legal and audit expenses	162,263	157,105
Shareholder communications	44,386	58,373
Listing and registrar fees	20,767	20,924
Travel expenses	3,829	4,067
Rent	36,000	36,000
Insurance	18,291	16,404
Office expenses	22,603	27,607
General exploration expenses	21,676	-
Interest and bank charges	1,035	224

547,691	606,406

Write-off of deferred expenditures and properties	251,367	330,239

799,058	936,645

NET LOSS	779,474	920,768

DEFICIT, BEGINNING OF YEAR	1,834,635	913,867

DEFCIIT, END OF YEAR	$ 2,614,109	$ 1,834,635

NET LOSS PER SHARE	$ 0.02	$ 0.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	32,768,288	19,791,368

See notes to financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

(in Canadian dollars)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (779,474)	$ (920,768)

Write-off of deferred expenditures and properties	251,367	330,239
Stock based compensation	5,600	2,150
Changes in non-cash working capital items:
Accounts receivable	(7,789)	(33,026)
Prepaid expenses	(5,396)	(4,610)
Accounts payable and accrued liabilities	(35,725)	(3,039)

(571,417)	(629,054)

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase of deferred expenditures	(1,542,271)	(783,628)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common share issuance	709,000	2,247,310
Common share issue costs	(154,115)	(72,027)

554,885	2,175,283

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,558,803)	762,601

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,920,220	1,157,619

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 361,417	$ 1,920,220

See notes to financial statements.

STRATECO RESOURCES INC.

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2003 AND 2002

(in Canadian dollars)

1.

INCORPORATION AND NATURE OF OPERATIONS

The Company is incorporated under the Canadian Business Corporations Act, and is engaged in the exploration of  properties.

Recovery of amounts indicated under  properties and deferred expenditures is subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to complete development and profitable future production or the proceeds from the sale of such assets.

2.

SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers cash, reserved cash and short-term investments maturing within three months of their acquisition date as cash and cash equivalents.

PROPERTIES AND DEFERRED EXPENDITURES

Properties are recorded at cost.  Exploration and development costs are deferred, net of government assistance received. However, when a project is abandoned, the corresponding costs are charged against earnings.

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

3.

RESTRICTED CASH

Pursuant to the flow-through financing for which closings took place In December 2003 with the Northern Precious Metals Limited Partnership (“Northern”), the Company undertook to incur $200,000 in exploration expenses before December 31, 2004. This amount will be used primarily on exploration on the Discovery and Cameron projects.

4.

PROPERTIES

	2003	2002

Discovery and Cameron	$ 68,250	$ 48,000
Montbray	-	7,500

$ 68,250	$ 55,500

5.

DEFERRED EXPENDITURES

	Balance at December 31, 2002	Exploration Expenses	Grant or Write-off	Balance at December 31, 2003

Properties

Montbray	$ 97,477	$ 882	$ (98,359)	$ -
Quenonisca	104,253	974	(105,227)	-
Discovery	382,631	1,113,709	-	1,496,340
Kanasuta	40,170	111	(40,281)	-
Cardinal	268,856	285,999	-	554,855
Cameron	-	183,101	-	183,101
Prospecting	-	247	-	247

$ 893,387	$ 1,585,023	$ (243,867)	$ 2,234,543

6.

CAPITAL STOCK

AUTHORIZED

Unlimited number of common shares without par value.

Unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors.

December 31, 2003		December 31, 2002
Common shares	Amount	Common shares	Amount

ISSUED AND FULLY PAID

Balance, beginning of year	31,865,485	$ 4,623,490	18,252,985	$ 2,437,207

In consideration of cash or option agreement and consulting services	200,000	28,000	25,000	3,250

In consideration of properties	150,000	20,250	300,000	48,000

Flow-through and other financings	4,597,917	709,000	13,287,500	2,446,000

Common share issue costs	-	(184,365)	-	(310,967)

Balance, end of year (a)	36,813,402	$ 5,196,375	31,865,485	$ 4,623,490

(a)

187,500 common shares are escrowed and cannot be transferred, mortgaged, pledged or otherwise disposed of without the consent of the Quebec Securities Commission.

WARRANTS

At December 31, 2003, there were 4,708,333 warrants outstanding (4,858,124 in 2002). Each warrant entitles its holder to purchase one share of the Company. Strike prices and expiries are as follows:

December 31, 2003		December 31, 2002
Number	Weighted average strike price	Number	Weighted average strike price

Balance, beginning of year	4,858,124	$ 0.21	3,256,250	$ 0.32
Issued (1)(2)(3)(4)	2,123,646	$ 0.20	3,601,874	$ 0.19
Exercised	-		-
Expired	(2,273,437)		(2,000,000)

Balance, end of year	4,708,333	4,858,124

The strike prices and expires for these warrants are as follows:

Strike Price	Number	Expiry

$ 0.21	2,500,000	May 10, 2004
$ 0.16	650,000	June 6, 2004
$ 0.19	150,000	October 7, 2004
$ 0.21	75,000	October 7, 2005
$ 0.20	833,333	Between December 11, 2003 and December11, 2004
$ 0.25		Between December 12, 2004 and December 11, 2005
$ 0.20	500,000	Between December 3, 2003 and December 3, 2004
$ 0.25		Between December 4, 2004 and December 4, 2005

4,708,333

(1)

Pursuant to a public offering dated November 11, 2002, the Company issued 12,318,750 common shares and 1,818,750 warrants for proceeds of $2,291,000 on December 31, 2002, as well as 681,250 common shares and 681,250 warrants for proceeds of $109,000 on December 31, 2003. Each warrant entitles its holder to subscribe to a common share at $0.21 per common share at any time up until May 10, 2004. The Company issued to CTI Capital Inc. acting as agent on the public offering, 615,937 broker’s warrants as partial remuneration of the broker’s fee on December 31, 2002, and 34,063 broker’s warrants as partial remuneration of the broker’s fee on December 31, 2003. Each warrant entitles its holder to subscribe to a common share at $0.16 per common share at any time up until June 6, 2004.

(2)

During the year ended December 31, 2002, the Company issued 300,000 common shares and 150,000 warrants pursuant to a formal agreement between the Company and GéoNova Explorations Inc. (“GéoNova”), in consideration of the partial acquisition of the Discovery and Cameron projects for $48,000. During the year ended December 31, 2003, the Company issued 150,000 common shares and 75,000 warrants in consideration of the partial acquisition of the Discovery and Cameron projects for $20,250.

(3)

During the year ended December 31, 2003, the Company issued 1,666,667 common shares and 833,333 warrants pursuant to a subscription agreement with James Bay development corporation (“SDBJ”) for $250,000. Each warrant entitles its holder to subscribe to a common share at $0.20 per common share at any time up until December 11, 2004 and at $0.25 per common share at any time from December 12, 2004 up until December 11, 2005.

(4)

During the year ended December 31, 2003, the Company issued 1,000,000 common shares and 500,000 warrants pursuant to a private placement with Fonds régional de solidarité FTQ Nord-du-Québec for $150,000. Each warrant entitles its holder to subscribe to a common share at $0.20 per common share at any time up until December 3, 2004 and at $0.25 per common share at any time from December 4, 2004 up until December 3, 2005.

None of the Company’s warrants were exercised during the year ended December 31, 2003.

During the year ended December 31, 2003, the Company granted 34,063 broker’s warrants (615,937 broker’s warrants in 2002). These warrants vest immediately. The fair value of each warrant granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted average fair value of the warrants granted was $0.066 per warrant. The following weighted average assumptions were used in the calculations:

Risk-free interest rate

3.7%

Expected life

18 months

Volatility

105%

Expected dividend yield

$0.00

An amount of $2,250 ($40,250 in 2002) was charged against earnings for the year.

7.

STOCK OPTIONS PLAN

The Company has a stock option plan for its officers, directors and consultants. A total of 2,200,000 common shares are reserved for issuance under the plan. The maximum number of options that can be granted to any participant cannot exceed 5% of the issued and outstanding shares of the capital stock. The price of the options granted may not be less than the market price of the common shares on the Montreal Exchange or the TSX Venture Exchange at the time the options are granted. The options granted are valid for a period established by the board of directors, not to exceed ten years from the date the options are granted.

During the year ended December 31, 2003, 200,000 stock options were granted to Cavalcanti Hume Funfer Inc. (“CHF”), an investor relations firm.

Changes to the stock options under the plan are shown in the following table:

December 31, 2003		December 31, 2002
Number of options	Weighted average strike price	Number of options	Weighted average strike price

Balance, beginning of year	1,998,000	$0.19	1,848,000	$0.19
Granted	200,000	$0.25	50,000	$0.20
			100,000	$0.20
Cancelled	-	-	-	-
Exercised	-	-	-	-

Balance, end of year	2,198,000	$0.20	1,998,000	$0.19

(1)

Of the 200,000 stock options granted on October 30, 2001, 50,000 options at $0.15 per share were exercisable as of the date they were granted, 75,000 options at $0.20 per share were exercisable as of August 1, 2002 and the remaining 75,000 options were exercisable as of January 1st, 2003. These options expire on October 29, 2006.

(2)

Of the 50,000 stock options granted on August 7, 2002, 25,000 were exercisable as of the date they were granted. The remaining 25,000 were exercisable as of August 6, 2003. These options expire on August 6, 2007.

(3)

Of the 200,000 stock options granted on October 8, 2003, 50,000 options at $0.25 per share were exercisable as of the date they were granted, 50,000 options at the price of $0.35 per share are exercisable as of April 8, 2004 and the remaining 50,000 options at $0.35 per share are exercisable as of July 8, 2003. These options expire on October 7, 2006.

The outstanding stock options and the stock options exercisable as at December 31, 2003 are shown in the following table:

Options outstanding			Options exercisable
Weighted average strike price	Number	Weighted average lifespan (years)	Weighted average strike price	Number

$0.20	1,248,000	2.0	$0.20	1,248,000
$0.15	750,000	1.9	$0.15	750,000
$0.25	100,000	2.8	$0.25	100,000
$0.35	100,000	2.8	$0.35	100,000
$0.24	2,198,000	2.4	$0.24	2,198,000

During the year ended December 31, 2003, the Company granted 200,000 stock options of which 50,000 stock options could be exercised in 2003 (50,000 stock options in 2002) to non-salaried officers of the Company. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted average fair value of the stock options granted was $0.052 per option ($0.103 per option in 2002). The following weighted average assumptions were used in the calculations:

	2003	2002

Risk-free interest rate	3.4%	3.7%
Expected life	2 years	4 years
Volatility	95%	105%
Expected dividend yield	$0.00	$0.00

An amount of $5,600 ($2,150 in 2002) was reported under earnings for the year.

During the year ended December 31, 2002, the Company granted 100,000 stock options to a director. These options vest immediately. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted average fair value of the stock options granted was $0.128 per option. The following weighted average assumptions were used in the calculations:

Risk-free interest rate	3.4%
Expected life	4 years
Volatility	105%
Expected dividend yield	$0.00

The Company has elected to account for its stock options by measuring compensation cost for options determined under the settlement value. If the stock options had been accounted for using the fair value based method, the pro-forma net loss and net loss per share would have been as follows:

As reported		Pro forma
2003	2002	2003	2002

Net loss	$ 779,474	$ 920,768	$ 779,474	$ 933,568
Net loss per share	$ 0.02	$ 0.05	$ 0.02	$ 0.05

The pro-forma figures omit the effect of stock options granted prior to January 1, 2002.

8.

INCOME TAXES

The income taxes impact of temporary differences giving rise to material future income tax assets or liabilities at December 31, 2003 and 2002 are as follows:

2003	2002

Future income tax asset:
Net operating losses	$ 553,602	$ 354,495
Financial expenses	125,693	89,873

	679,295	444,368
Less: valuation allowance	(235,635)	(435,683)

Total future income tax asset	$ 433,660	$ 8,685

Future income tax liability:
Properties and deferred expenditures	$ 443,660	$ 8,685

Future income taxes	$ -	$ -

At December 31, 2003, the Company had losses other than capital losses and unused share issue costs that could be deferred to later periods and which could be used to reduce future taxable income. These losses expire as follows:

Federal	Provincial

Losses other than capital losses:
2007	$ 143,401	$ 143,401
2008	341,930	317,930
2009	678,122	630,122
2010	641,867	641,867

Share issue costs:
2004	$ 121,275	$ 121,275
2005	121,203	121,203
2006	90,566	90,566
2007	36,423	36,423

9.

COMMITMENTS AND CONTINGENCIES

Quénonisca Property

On February 26, 1996, Altavista Mines Inc. signed an agreement with SOQUEM pursuant to which it owns a 50% undivided interest in the 78 claims making up the Quénonisca property in the Quénonisca and Salamandre Lakes district north of Matagami, Quebec.

Work is financed in proportion to the respective interests, or failing which the undivided interest of the non-participating party is diluted. Any dilution of an interest to 10% entails the loss of that interest in consideration of a 1% net profits royalties (as defined in the agreement) from commercial production on the property.

In April 2000, the Company entered into an agreement whereby it will respect all Altavista Mines Inc.’s rights and obligations in relation to the Quénonisca agreement with SOQUEM dated February 26, 1996.

Discovery Project

On June 4, 2002, the Company signed a letter of intent with Campbell, amended on June 14, 2002 with GéoNova, for an option to acquire a 50% interest in the Discovery project.

This letter of intent was subject to a formal agreement (the “Agreement”) signed on October 8, 2002. This agreement was amended on September 3, 2003 to add the Cameron project and redefine the property covered by the option retroactively to October 8, 2002. The property now consists of the Discovery and Cameron projects. The Company can therefore acquire its interest in the property as follows.

The terms of the Agreement provides for the Company to incur total exploration expenses of $4,500,000 over a four-year period, including $750,000 before the first anniversary of the Agreement (including $250,000 in the first six months), $1,000,000 on or before the second anniversary, $1,250,000 on or before the third anniversary and $1,500,000 on or before the fourth anniversary. The Company must also issue 600,000 shares of its share capital to GéoNova, including 300,000 issued upon signature of the Agreement, 150,000 on the first anniversary and 150,000 on the second anniversary. Of the 300,000 shares issued on signature of the Agreement, 150,000 are subject to an 18-month hold period and 150,000 are subject to a 12-month hold period. The 150,000 shares issued on the first anniversary of the Agreement are subject to a 12-month hold period, and the 150,000 shares to be issued on the second anniversary will be subject to an 8-month hold period.

In addition, each share issued to GéoNova will be accompanied by half a warrant. Valid for a 24-month period, each full warrant entitles GéoNova to purchase one share of the Company at a price equal to the average trading price of the shares on the TSX Venture Exchange for the 10 days preceding their issuance, plus a premium of 20%. Of the total 300,000 warrants, 225,000 have been issued to date.

Once the option is exercised, a joint venture will be formed and each party will finance any subsequent works in accordance with their interest.

SERVICE AGREEMENTS

Effective August 1, 2002, the Company and BBH Géo-Management Inc. (“BBH”) signed an agreement whereby BBH will render the Company the following services: office space, secretarial, management, administration, accounting, legal, geological consulting, relations with investors and regulatory authorities, as well as financing-related services. This agreement covers a three-year period ending August 1, 2005.

On October 15, 2003, the Company and CHF, the investor relations firm, signed an agreement providing for $5,000 per month to be paid for services, plus expenses. This agreement is binding for six months, until April 2004.

PRIVATE PLACEMENTS

The Company completed a private placement for $250,000 with SDBJ. Part of the proceeds of this placement, $200,000, will be applied to exploration on the Discovery project, unless both parties agree to a different use of proceeds.

The Company completed a $200,000 private placement of flow-through shares with Northern. Proceeds of this placement will be applied to exploration on the Discovery and Cameron projects. The Company has undertaken to renounce its exploration expenses credit in favour of Northern.

On November 20, 2003, the Company signed an agency agreement with Union Securities Ltd. (« Union »), amended on January 8, 2004 pursuant to a non-flow-through private placement for a maximum of $2,400,000. The Company has undertaken to pay Union a cash fee representing 8% of the gross proceeds of the placement, as well as 5% of the proceeds from any warrants that are exercised. The Company also issued broker’s warrants representing 10% of the number of units sold. Each warrant entitles its holder to subscribe to one common share at a price of $0.15 per share for a period of 24 months ending on January 13, 2006.

ROYALTIES

The Company is subject to royalty payments on commercial production from certain properties.

ENVIRONMENT

The Company's exploration activities are subject to various laws and regulations governing environmental protection. These laws and regulations are continually changing and generally tend to impose increasing restrictions. The Company conducts its operations so as to provide adequate protection for public health and the environment.

10.

RELATED PARTY TRANSACTIONS

During the year, professional fees and administrative expenses totalling $367,000 ($328,000 in 2002) were paid to a company whose officers are also officers of the Company.

At December 31, 2003, accounts payable and accrued liabilities included an amount of $40,000 ($86,000 in 2002) payable to the same company.

11.

STATEMENTS OF CASH FLOWS

Additional information to cash flows:	2003	2002

Non related cash operating and investing activities items:

Corporate finance service agreement in exchange for common shares	$ 28,000	$ -
Option agreement in consideration of common share issuances	-	3,250
Deferred expenses financed through increases in accounts payable	85,367	42,615
Acquisition of properties in exchange for common shares	20,250	48,000
Common share issue costs paid by issuance of warrants	2,250	40,250
Common share issue costs paid from the proceeds of the offering	-	198,690

12.

FINANCIAL INSTRUMENTS

CREDIT RISK

The financial instruments that expose the Company to market risk and concentrations of credit risk include cash, short-term investments and accounts receivable. The Company invests its cash and short-term investments in high quality securities issued by financial institutions, government agencies and large corporations, and diversifies its investments so as to limit its exposure to credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The accounting value of cash, short-term investments, accounts receivable and accounts payable and accrued liabilities approximate their fair value as the related instruments have a relatively short term.

13.

SUBSEQUENT EVENTS

On January 13, 2004, pursuant to a private placement through the Union brokerage firm, the Company issued 534,000 common shares at $0.15 per share and 267,000 warrants for $80,100. Each warrant entitles its holder to subscribe to one common share at a price of $0.20 per share until January 13, 2005, and at $0.25 per share from January 14, 2005 until January 13, 2006.

On January 13, 2004, pursuant to a private placement with three Quebec investors, the Company issued 666,667 common shares at $0.15 per share and 333,333 warrants for $100,000. Each warrant entitles its holder to subscribe to one common share at a price of $0.20 per share until January 13, 2005, and at $0.25 per share from January 14, 2005 until January 13, 2006.

If during the warrant exercise period the common shares trade for 30 consecutive days at a weighted average price higher than $0.28 during the first year following the closing and at a weighted average price higher than $0.35 during the second year following the closing, the warrants will expire within 30 days following a notice to this effect from the Company to the warrant holders.

14.

COMPARATIVE FIGURES

Certain figures from the preceding year have been reclassified to conform to this year’s presentation.

15. THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

2003	2002

Net loss per Canadian GAAP, as reported	$ 779,474	$ 920,768

Properties and deferred expenditures(1)	1,353,906	461,181
Deferred tax expenses (recovery)(2)	(640,000)	(200,000)

Net loss and comprehensive income for the year, according to U.S. GAAP	$ 1,493,380	$ 1,181,949

Net loss per share per Canadian GAAP, as reported	0.02	0.05

Effect of adjustments:
Properties and deferred expenditures(1)	0.04	0.02
Deferred tax expenses (recovery)(2)	(0.02)	(0.01)

Loss per share, according to U.S. GAAP	$ 0.04	$ 0.06

(1)

Properties and deferred expenditures are accounted for in accordance with Canadian GAAP as disclosed in note 3. Under Canadian GAAP, the property’s potential for development is sufficient to permit the capitalization of exploration expenditures incurred as property acquisition costs and deferred expenditures and management intends to pursue the development. Under U.S. GAAP, a final feasibility study showing economically recoverable proven and probable reserves is required for capitalization of property acquisition costs and exploration expenditures. Accordingly, the property related costs must be expended as incurred.

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

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2003 would be to decrease properties by $68,250 to $0 ($55,500 in 2002 to $0), decrease deferred expenditures by $2,234,543 to $0 ($893,387 in 2002 to $0), increase long-term liability by $0 ($640,000 in 2002) and decrease shareholders’ equity by $2,302,793 ($1,588,887 in 2002).

The effect on the statement of cash flows would be a further decrease of $1,542,271 ($783,628 in 2002) in cash flows from operating activities and a decrease of $1,542,271 ($783,628 in 2002) in cash flows used in investing activities.