Form 10KSB/A
period 2003-12-31
STRATECO RESOURCES INC
filed 2004-05-14
CIK 1178672

OMB Number: 3235-0420

Expires: April 30, 2006

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Mark One)

 X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to___________________________

Commission file number : 0-49942

STRATECO RESOURCES INC.

_____________________________________________________________________________________

(Name of small business issuer in its charter)

Québec, Canada

N/A

_______________________________________

______________________________________

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

1225 Gay-Lussac street

Boucherville, Québec

J4B 7K1

_______________________________________

______________________________________

(Address of principal executive offices)

(Zip Code)

Issuer’s telephone number : (450) 641-0775

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class

Name of each exchange on which registered

_______________________________________

______________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common classes

______________________________________________________________________________________

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ¨

Sec 2337 (12-03)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number

Item 12.

Certain Relationships and Related Transactions.

(a)

Related parties transactions

During the financial year ended December 31, 2003, BBH Géo-Management Inc., (“BBH”) a private company, provided project management and administrative services to the Company under a services contract dated August 1, 2002. Pursuant to that contract, the Company paid to BBH an amount of $406,000 ($367,000 in 2002) for general and administrative expenses, an amount of $169,000 ($95,000 in 2002) for management fees, an amount of $242,000 ($141,000 in 2002) for consultant and subcontractor fees and an amount of $22,000 ($9,000 in 2002) for travel expenses.  Guy Hébert, President and director of the Company is the sole director and Executive Officer of BBH Géo-Management Inc. The payments made to BBH Géo-Management Inc. are equivalent to the payments that would be made by the Company to an unrelated company. This agreement terminates July 31, 2005.

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

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2003 AND 2002

(In Canadian Dollars)

10.

RELATED PARTY TRANSACTIONS

An amount of $406,000 ($367,000 in 2002) included under general and administrative expenses in the statement of earnings and deficit was paid during the year to a company with a director who is also a director of the Company.

Management fees of $169,000 ($95,000 in 2002), consultant  and subcontractor fees of $242,000 ($141,000 in 2002) and travel expenses of $22,000 ($9,000 in 2002) shown in the statement of deferred expenses were also paid to the same company.

At December 31, 2003, accounts payable and accrued liabilities included an amount of $40,000 ($86,000 in 2002) owed to the same company.