Form 10QSB
period 2004-03-31
STRATECO RESOURCES INC
filed 2004-05-14
CIK 1178672

OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

Hours per response: 32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

OR

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

Yes

[     ]

No

[ X ]

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

The Quarterly financial statements of Strateco Resources inc. (hereafter called “the Company”) dated May, 5, 2004 for the period between January 1, 2004 and March 31, 2004 are hereby incorporated in the following pages of PART 1 and are filed on EDGAR.

Item 2. Management’s Discussion and Analysis or Plan of Operation

As required by Item 303 of Regulation S-B incorporation by reference is made to Section “Management Analysis of  Financial Position” in the Company’s First Quarter Interim Report for the period ended March 31, 2004 in the following pages of PART 1 for discussion by the Company’s Management of the material changes in financial condition and results of operation since the end of the last quarter and for the comparable interim period in the preceding year.

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

STRATECO RESOURCES INC.

FIRST QUARTER

INTERIM REPORT

March 31, 2004

________________________________________________________

1225, Gay-Lussac Street

Boucherville, Quebec J4B 7K1

Telephone:(450) 641-0775

Fax: (450) 641-1601

Email: info@stratecoinc.com

Website: www.stratecoinc.com

SUPPLEMENTARY INFORMATION

1.

Analysis of Deferred Exploration Expenses and Costs

See Note 6

2.

Related-Party Transactions

See Note 8

3.

Summary of Shares Issued and Options Granted During the Period

See Note 7

4.

Summary of Shares at the End of the Period

See Note 7

5.

List of Names of Directors and Officers

Guy Hébert, President and Director

Jean-Pierre Lachance, Executive Vice President and Director

Robert Desjardins, Director

Francine Bélanger, Director *

Claude Hubert, Director *

Jean-Guy Masse, Director *

*

Member of the Audit Committee

Report to Shareholders

In the first quarter of 2004, exploration activities targeted the Cameron project.

The Company holds an option to acquire a 50% interest in the Cameron project, which lies 45 kilometres northwest of Lebel-sur-Quévillon, Québec. The Cameron property is located on an unexplored section of the Cameron deformation corridor. It is adjacent to the Discovery project in which the Company also holds an option to acquire a 50% interest.

At the end of February 2004, the Company began a 3,000-metre drilling program on the Cameron project. The purpose of the program is to test the continuity of an anomalous structure over a distance of more than two kilometres. The presence of this discontinuity was confirmed in the fall of 2003 by two stratigraphic holes drilled by the Company. The second of these holes, hole CAM-03-2, drilled in the western part of the property on section 7+00E, intersected a 60-metre wide shear zone influenced by a ferrous carbonate zone containing 2 to 10% quartz ankerite veins and 1 to 3% pyrite. The sections of more intense deformation and alteration returned anomalous gold values, including 0.46 g/t Au over 6.4 metres.

The 10 holes to be drilled are aimed at testing various induced polarization (IP) anomalies identified during the 39-kilometre survey completed by the Company at the end of January 2004. One of the IP axes investigated corresponds to the interpreted location of the deformation corridor.

Seven of the ten holes were drilled between February 26 and April 6, 2004, for a total of 2,411 metres. With the exception of CAM-04-9, drilled to test a random, high chargeability anomaly on line 4+00E to the south of the presumed structural discontinuity, the holes were drilled between sections 13+70E and 28+00E, thus covering a distance of approximately 1.4 kilometres. Four of the seven holes drilled (CAM-04-3, 4, 5, 8) tested the continuity to the east of the shear zone intersected in the fall of 2003 on a large grid, with the closest hole to CAM-03-2 drilled 700 metres east of it. The three other holes (CAM-04-6, 7, 9) tested chargeability anomalies further south.

The four holes referred to above confirmed the eastern extension of the shear zone, with the width of the deformation envelope varying from 13 metres (CAM-04-3) to 100 metres (CAM-04-4) and the intensity of the shear varying from one hole to the next. The hole CAM-04-3 intersection, which represented a concentrated deformation zone containing 2 to 10% quartz ankerite veins with ferrous carbonate alteration, was most similar to the zone intersected in CAM-03-2. However, at first glance, gold content appears limited. At the same time, there is considerable overburden of up to 56 metres in the southeast portion of the property.

Holes CAM-04-6 and 9 showed their IP anomalies to be respectively attributable to a pyritized silicified graphite horizon and a thin shear mineralized in pyrite-pyrrotine. Hole CAM-04-7 permitted the completion of a stratigraphic section.

In January and February 2004, two closings were held for $335,850 on the non-flow-through private placement initiated in the fall of 2003 through Union Securities Ltd. of Toronto. Another non-flow-through private placement for $100,000 was completed with three Quebec investors. Management thus raised a total of $1,036,000 in the fall of 2003 and the first two months of 2004.

In line with corporate objectives, management prioritized investor relations in the first quarter of 2004. The involvement of the firm of Cavalcanti Hume Funfer Inc., retained as investor relations consultants since the end of October 2003, is generating results.

Guy Hébert

President

May 5, 2004

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

The recovery of the cost of assets depends on the Company’s ability to discover and extract economic reserves, obtain the financing required to continue exploring and developing its properties and put its properties into commercial production or realize proceeds from their sale.

The Company must periodically obtain new funding to continue its activities. Despite the fact that it has succeeded to do so in the past, there is no assurance that it will succeed to do so in the future.

RESULTS

For the three-month period ended March 31, 2004, interest income totalled $2,000 compared to $9,000 at March 31, 2003. General and administrative expenses for the same period amounted to $172,000. This compares to an amount of $152,000 at March 31, 2003.

At March 31, 2004, the net loss amounted to $164,000 ($0.00 per share) compared to a net loss of $144,000 ($0.01 per share) at March 31, 2003. The net loss is based on a weighted average of 38,666,941 common shares outstanding at March 31, 2004 compared to a weighted average of 23,210,307 common shares outstanding at March 31, 2003.

CASH FLOWS

For the three-month period ended March 31, 2004, investing activities used total cash flows of $249,000 compared to $290,000 at March 31, 2003.

The total number of issued and outstanding common shares was 39,719,069 at March 31, 2004, compared to 36,813,402 at December 31, 2003.

BALANCE SHEET

At March 31, 2004, the Company had total assets of $3,006,000 compared to $2,779,000 at December 31, 2003. Working capital was $272,000 at March 31, 2004 compared to $330,000 at December 31, 2003. The Company has the capacity to finance its exploration programs.

During the period ended March 31, 2004, the Company issued 2,905,667 common shares for $345,000 in net cash. These issuances bring the total number of fully paid common shares outstanding to 39,719,069 representing $5,540,000.

OUTLOOK

The Company plans to continue exploring the Discovery and Cameron projects very actively in the coming quarter.

On the Cameron project, located in a promising area unexplored prior to the Company’s involvement in 2003, the extension of a major structural anomaly less than two kilometres south of the Discovery zone was confirmed by recent drilling across more than 2.0 kilometres southeast of hole CAM-03-2, drilled in 2003. To date, with the exception of anomalous gold values found in hole CAM-03-2, gold content appears to be limited moving to the southeast. No holes have yet been drilled to the west of hole CAM-03-2, with the closest hole lying 700 metres to the east.

Exploration drilling aimed at a discovery remains fully warranted on this property, which is still at an embryonic stage.

With the rising gold cycle expected to continue, the approximately 275,000 ounces of gold resources at the Discovery project are becoming increasingly attractive. The 2004 exploration program scheduled to begin in June is three-pronged, including testing the southeast extension of the East lens and the northwest extension of the West lens, carrying out definition drilling on the East and West lenses to obtain required information on the geometry and lateral extension of the mineralization, and finally calculation of a new resource estimate as well as preliminary engineering for possible underground exploration in early 2005.

On April 23, the Company received the visa for its final prospectus on a public offering for a maximum of $3.5 million. This financing will enable the Company to continue exploring the Discovery and Cameron projects.

Investor relations remain more of a priority than ever for the coming quarters. The Toronto firm of Cavalcanti Hume Funfer Inc., whose service have been retained since the end of October 2003, will play a major role in raising the Company’s national and international profile and providing diligent outreach to investment professionals.

Management is pursuing its efforts to minimize and even cut administrative expenses in the coming quarters, having already reduced these expenses by 10% in 2003.

STRATECO RESOURCES INC.

BALANCE SHEETS

(In Canadian dollars)

March 31, 2004	December 31, 2003

	(unaudited)	(audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 352,315	$ 161,417
Restricted cash (note 4)	-	200,000
Accounts receivable	67,883	97,954
Prepaid expenses	34,601	16,696

	454,799	476,067

PROPERTIES (note 5)	68,250	68,250

DEFERRED EXPENDITURES (note 6)	2,483,264	2,234,543

$ 3,006,313	$ 2,778,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities (note 8)	$ 182,689	$ 146,344

SHAREHOLDERS’ EQUITY

Capital stock (note 7)	5,540,031	5,196,375
Stock options	20,550	7,750
Warrants	53,730	42,500
Deficit	(2,790,687)	(2,614,109)

2,823,624	2,632,516

Commitment (note9)
Subsequent events (note10)	$ 3,006,313	$ 2,778,860

See notes to unaudited financial statements.

ON BEHALF OF THE BOARD:

/s/ Guy Hébert

_______________________________________

Guy Hébert, Director

/s/ Jean-Pierre Lachance

________________________________________

Jean-Pierre Lachance, Director

STRATECO RESOURCES INC.

STATEMENTS OF EARNINGS AND DEFICIT

(unaudited)

(In Canadian dollars)

For the three-month periods ended March 31,

2004	2003

INTEREST INCOME	$ 2,093	$ 8,771

ADMINISTRATIVE AND GENERAL EXPENSES

Professional fees	61,473	66,170
Legal and audit fees	22,904	36,075
Directors’ fees	3,000	-
Shareholder communications	10,631	21,721
Listing and registrar fees	7,711	8,301
Public relations	42,155	86
Travel expenses	1,975	1,904
Insurance	4,045	4,628
Rent	9,000	9,000
Office expenses	8,064	4,456
General exploration expenses	736	-
Interest and bank charges	143	106

171,837	152,447

NET LOSS BEFORE INCOME TAXES	169,744	143,676

INCOME TAXES RECOVERED	(5,966)	-

NET LOSS	163,778	143,676

DEFICIT, BEGINNING OF PERIOD	2,614,109	1,834,635

ADJUSTMENT RESULTING FROM A CHANGE IN ACCOUNTING POLICY (note 3)	12,800	-

DEFICIT, END OF PERIOD	$ 2,790,687	$ 1,978,311

NET LOSS PER SHARE	$ 0.00	$ 0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	38,666,941	23,210,307

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF DEFERRED EXPENDITURES

(unaudited)

(In Canadian dollars)

For the three-month periods ended March 31,

2004	2003

EXPLORATION EXPENSES

Consultants and subcontractors	$ 205,593	$ 220,310
Professional fees	2,070	19,552
Management fees	24,760	27,354
Travel expenses	9,776	9,618
Supplies and equipment rental	2,140	4,602
General exploration expenses	4,382	8,084

INCREASE IN DEFERRED EXPENDITURES	248,721	289,520

BALANCE, BEGINNING OF PERIOD	2,234,543	893,387

BALANCE, END OF PERIOD	$ 2,483,264	$ 1,182,907

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(In Canadian dollars)

For the three-month periods ended March 31,

2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (163,778)	$ (143,676)

Stock-based compensation	11,230	-

Changes in non-cash working capital items:
Accounts receivable	30,071	23,398
Prepaid expenses	(17,905)	(4,816)
Accounts payable and accrued liabilities	36,345	78,851

(104,037)	(36,611)

CASH FLOWS USED BY INVESTING ACTIVITIES:

Net increase of deferred expenditures	(248,721)	(289,520)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common share issuance	435,850	109,000
Common share issue costs	(92,194)	(11,357)

343,656	97,643

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,102)	(228,488)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	361,417	1,920,220

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 352,315	$ 1,691,732

See notes to unaudited financial statements

SRATECO RESOURCES INC.

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

2.

SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements do not include all the disclosure required by general accepted accounting principles for annual financial statements and should be read in conjunction with the notes to the Company’s audited financial statements for the year ended December 31, 2003.

CASH AND CASH EQUIVALENTS

The Company considers cash and short-term investments maturing within three months or less as cash and cash equivalents.

PROPERTIES AND DEFERRED EXPENDITURES

Properties are recorded at cost. Exploration costs are deferred, net of government assistance received

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

On January 1, 2004, the Company adopted the new accounting recommendations published by the Canadian Institute of Chartered Accountants (“CICA”) relating to stock-based compensation and other stock-based payments made in exchange for goods and services. The Company uses the fair value method at the date of grant to record the stock options granted for the benefit of senior executives, directors and non-employees.

INCOME TAXES

The Company records its income taxes using the asset and liability method. Future income tax assets and liabilities are recorded to take into account the impact on income taxes of variances between the accounting value of certain assets and liabilities shown on the balance sheet and their respective fiscal values. A valuation allowance is recorded as required to reflect an income tax asset that is more likely to be realized than not. The impact of any changes in income tax rates is recorded in the year in which the rates change.

The Company records its income taxes using the asset and liability method. Future income tax assets and liabilities are recorded to take into account the impact on income taxes of variances between the accounting value of certain assets and liabilities shown on the balance sheet and their respective fiscal values. A valuation allowance is recorded as required to reflect an income tax asset that is more likely to be realized than not. The impact of any changes in income tax rates is recorded in the year in which the rates change.

LOSS PER SHARE

The loss per share is calculated based on the weighted average number of common shares outstanding during the period.

3.

CHANGES IN ACCOUNTING POLICIES

Prior to January 1, 2004, the Corporation applied the settlement-based method of accounting prescribed by the Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments, for stock-based compensation awards granted to directors and employees. Section 3870 was amended to require entities to account for directors and employees stock option using the fair value based method, beginning January 1, 2004. Under the fair value based method, compensation cost is measured at fair value at the date of grant and is expensed over the awards vesting period. In accordance with one of the transitional options permitted under amended Section 3870, the Corporation has retroactively applied without restatement the fair value based method to directors and all employees stock options granted on or after January 1, 2002, and has restated deficit as at January 1, 2004 to reflect the prior period effect, resulting in an increase of deficit and an increase in shareholders’ equity under stock options of $12,800. Prior period amounts have not been reflect the change in accounting policy.

4.

RESTRICTED CASH

Pursuant to a flow-through financing in December 2003 from Northern Precious Metals Limited Partnership, the Company undertook to incur $200,000 in exploration expenses by December 31, 2004. This amount was incurred during the quarter ended March 31, 2004, mainly in exploration on the Cameron project.

5.

PROPERTIES

March 31, 2004	December 31, 2003

	(Unaudited)	(Audited)

Discovery	$ 68,250	$ 68,250

6.

DEFERRED EXPENDITURES

Properties	Balance at December 31,2003	Exploration costs	Write-off/ Government assistance	Balance at March 31,2004

	(audited)			(unaudited)
Cardinal	$ 554,855	$ 1,650	$ -	$ 556,505
Discovery	1,496,340	20,104	-	1,516,444
Cameron	183,101	226,967	-	410,068
Prospecting	247	-	-	247

$ 2,234,543	$ 248,721	$ -	$ 2,483,264

7

CAPITAL STOCK

Unlimited number of common shares without par value.

Unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors.

March 31,2004	December 31,2003

(unaudited)		(audited)
Common shares	Amount	Common shares	Amount

ISSUED AND FULLY PAID

Balance, beginning of year	36,813,402	$ 5,196,375	31,865,485	$ 4,623,490

Shares for services	-	-	200,000	28,000

In consideration of properties	-	-	150,000	20,250

Flow-through and other financings	2,905,667	435,850	4,597,917	709,000

Common share issue costs	-	(92,194)	-	(184,365)

Balance, end of period (a)	39,719,069	$ 5,540,031	36,813,402	$ 5,196,375

(a)

187,500 common shares are escrowed and cannot be transferred, mortgaged, pledged or otherwise disposed of without the consent of the Quebec Securities Commission.

The following table summarizes information on the shares issued during the three-month period ended March 31, 2004:

Date	Shares	Number	Price	Total in cash	Issue costs

January 13,2004	Common	1,200,667	$ 0.15	$ 180,100	$ 40,846
February 16,2004	Common	1,705,000	$ 0.15	$ 255,750	$ 51,348

2,905,667	$ 0.15	$ 435,850	$ 92,194

STOCK OPTIONS PLAN

The Company has a stock option plan for officers, directors and employees. A total of 2,200,000 common shares have been reserved for options. The maximum number of options that can be granted to a participant cannot exceed 5% of the issued and outstanding common shares. The exercise price of the options cannot be lower than the market price on the Montreal Exchange, Canadian Venture Exchange (CDNX) or TSX Venture Exchange at the time of granting. The options must expire no later than five years after the date the options were granted.

During the three-month periods ended March 31, 2004 and 2003, no stock options have been granted to a director or a consultant.

At March 31, 2004, the outstanding stock options and the stock options exercisable are shown in the following table:

Options outstanding	Options exercisable

Weighted average strike price	Number	Weighted average contractual life (years)	Weighted average strike price	Number

$ 0.20	1,248,000	2.0	$ 0.20	1,248,000
$ 0.15	750,000	1.9	$ 0.15	750,000
$ 0.25	100,000	2.8	$ 0.25	100,000
$ 0.35	100,000(1)	2.8	$ 0.35	100,000

$ 0.24	2,198,000	2.4	$ 0.24	2,198,000

(1)

Of the 100,000 stock options granted on October 8, 2003, 50,000 options at $0.35 per share were exercisable as of April 8, 2004 and the remaining 50,000 options at $0.35 per share are exercisable as of July 8, 2004. These options expire on October 7, 2006.

WARRANTS

Changes to the warrants are shown in the following table:

March 31,2004 (unaudited)

Number	Weighted average strike price

Balance, beginning of period	4,708,333	$ 0.21
Issued (1)	653,733	$ 0.20
Issued (2)	1,023,000	$ 0.20

Balance, end of period	6,385,066	$ 0.20

(1)

On January 13, 2004, pursuant to a private placement through Union Securities Ltd., the Company issued 534,000 common shares at $0.15 per share and 267,000 warrants for proceeds of $80,100. Each warrant allows its holder to purchase one common share at $0.20 per share until January 13, 2005, and at $0.25 per share from January 14, 2005 until January 13, 2006.

On January 13, 2004, the Company also issued, as partial remuneration, 53,400 broker’s warrants for the purchase of shares at $0.15 per share for a 24-month period.

(2)

On January 13, 2004, pursuant to a private placement with three Quebec investors, the Company issued 666,667 common shares at $0.15 per share and 333,333 warrants for proceeds of $100,000. Each warrant allows its holder to purchase one common share at $0.20 per share until January 13, 2005, and at $0.25 per share from January 14, 2005 until January 13, 2006.

(3)

On February 16, 2004, pursuant to a private placement through Union Securities, the Company issued 1,705,000 common shares at $0.15 per share and 852,500 warrants for proceeds of $255,750. Each warrant allows its holder to purchase one common share at $0.20 per share until February 16, 2005, and at $0.25 per share from February 17, 2005 until February 16, 2006.

On February 16, 2004, the Company also issued, as partial remuneration, 170,500 broker’s warrants for the purchase of shares at $0.15 per share for a 24-month period.

(4)

For these three placements, if during the warrant exercise period the common shares trade for 30 days consecutive session at a weighted average price of over $0.28 in the first year following the closing, and at a weighted average price of $0.35 in the second year following the closing, the warrants will expire at the end of a 30-day period following a notice to this effect from the Company to the warrant holders

The strike prices and expiry dates for these warrants are as follows:

Strike price	Number	Expiry

$ 0.21	2,500,000	May 10, 2004
$ 0.16	650,000	June 6, 2004
$ 0.19	150,000	October, 7, 2004
$ 0.21	75,000	October 7, 2004
$ 0.20	833,333	Between December 11, 2004 and December 11, 2004
$ 0.25		Between December 12, 2004 and December 11, 2005
$ 0.20	500,000	Between December 3, 2003 and December 3, 2004
$ 0.25		Between December 4, 2004 and December 3, 2005
$ 0.20	653,733	Between January 13, 2004 and January 13, 2005
$ 0.25		Between January 14, 2005 and January 13, 2006
$ 0.20	1,023,000	Between February 16, 2004 and February 16, 2005
$ 0.25		Between February 17, 2005 and February 16, 2006

6,385,066

None of the Company’s warrants were exercised during the three-month period ended March 31, 2004.

During the three-month period ended March 31, 2004, the Company granted 223,900 broker’s warrants. These warrants vest immediately. The fair value of each warrant granted was determined using the Balck-Scholes option pricing model. At the date of the grant, the weighted average fair value of the warrants granted was $0.05 per warrant. The following weighted average assumptions were used in the calculations:

Risk-free interest rate	2.8%
Expected life	24 months
Volatility	83%
Expected dividend yield	$ 0.00

An amount of $ 11,230 ($0 in 2003) was charged against earnings for the period.

8.

RELATED PARTY TRANSACTIONS

During the period ended March 31, 2004, a sum of $119,000 ($108,000 in 2003) shown under administrative and general expenses on the statement of earnings and deficit was paid to a company with an officer who is also an officer of the Company.

In addition, management fees of $25,000 ($27,000 in 2003), consulting and contracting fees of $55,000 ($68,000 in 2003) and travel costs of $10,000 ($10,000 in 2003) included in the statement of deferred expenditures were paid to the same company.

At March 31, 2004, accounts payable and accrued liabilities included an amount of $77,946 ($93,180 in 2003) payable to the same company.

9.

COMMITMENT

On August 1, 2002, the Company signed an agreement with BBH Géo-Management Inc. pursuant to which BBH Géo-Management Inc. will rendered the following services to the Company: office rent, secretarial, management, administration, accounting and legal services, consulting in geology, investors’ relations and relations with regulatory authorities as well as financing. This agreement will be in force for a three-year period ending July 31, 2005.

10.

SUBSEQUENT EVENTS

PUBLIC OFFERING

On April 20, 2004, the Company signed an agency agreement with CTI Capital Inc. for the following placement:

A Units:

A minimum of 750 A units ($750,000) and a maximum of 3,000 A units ($3,000,000) of the Company, each consisting of i) 3,200 common flow-through shares priced at $0.25 per share; and ii) 1,250 common shares priced at $0.16 per share; and

B Units:

A maximum of 500 B units ($500,000) of the Company, each consisting of i) 6,250 common shares priced at $0.16 per share, and ii) 3,125 warrants, each allowing its holder to purchase one (1) common share of the Company at $0.22 per share on or before October 20, 2005.

The Company will apply the subscription proceeds to exploration on the Discovery and Cameron projects, the agent’s fee and issue costs, with the balance to be added to its working capital.

11.

COMPARATIVE FIGURES

Certain figures have been reclassified to conform to this period’s presentation.

12.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

2004	2003

Net loss per Canadian GAAP, as reported	$ 163,778	$ 143,676

Properties and deferred expenditures (1)	248,721	289,520
Deferred tax expenses (recovery) (2)	-	(113,074)

Net loss and comprehensive income for the year, according to U.S. GAAP	$ 412,499	$ 320,122

Net loss per share per Canadian GAAP, as reported	0.00	0.01

Effect of adjustments:
Properties and deferred expenditures (1)	0.01	0.01
Deferred tax expenses (recovery) (2)	-	-

Loss per share, according to U.S. GAAP	$ 0.01	$ 0.02

(1)

Properties and deferred expenditures are accounted for in accordance with Canadian GAAP as disclosed in notes 5 and 6. Under Canadian GAAP, the property’s potential for development is sufficient to permit the capitalization of exploration expenditures incurred as property acquisition costs and deferred expenditures and the management intends to pursue the development. Under U.S. GAAP, a final feasibility study showing economically recoverable proven and probable reserves is required for capitalization of property acquisition costs and exploration expenditures. Accordingly, the property related costs must be expended as incurred.

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

The effect of the application of the above adjustments on the balance sheet of the Company at March 31, 2004 would be to decrease properties by $68,250 to $0 ($68,250 as at December 31, 2003 to $0), decrease deferred expenditures by $2,483,264 to $0 ($2,234,543 as at December 31, 2003 to $0) and decrease shareholders’ equity by $2,551,514 ($2,302,793 as at December 31, 2003).

The effect on the statement of cash flows would be a further decrease of $248,721 ($289,520 in 2003) in cash flows from operating activities and a decrease of $248,721 ($289,520 in 2003) in cash flows used in investing activities.

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of March 31, 2004 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) The Company has concluded three private placements in Quebec and other provinces of Canada during the reporting period.

On January 13, 2004, pursuant to a private placement through Union Securities Ltd., the Company issued 534,000 common shares at $0.15 per share and 267,000 warrants for proceeds of $80,100. Each warrant allows its holder to purchase one common share at $0.20 per share until January 13, 2005, and at $0.25 per share from January 14, 2005 until January 13, 2006. On January 13, 2004, the Company also issued, as partial remuneration, 53,400 broker’s warrants for the purchase of shares at $0.15 per share for a 24-month period.

On January 13, 2004, pursuant to a private placement in Quebec, Canada with three Quebec investors, the Company issued 666,667 common shares at $0.15 per share and 333,333 warrants for proceeds of $100,000. Each warrant allows its holder to purchase one common share at $0.20 per share until January 13, 2005, and at $0.25 per share from January 14, 2005 until January 13, 2006.

On February 16, 2004, pursuant to a private placement n Canada through Union Securities, the Company issued 1,705,000 common shares at $0.15 per share and 852,500 warrants for proceeds of $255,750. Each warrant allows its holder to purchase one common share at $0.20 per share until February 16, 2005, and at $0.25 per share from February 17, 2005 until February 16, 2006.

On February 16, 2004, the Company also issued, as partial remuneration, 170,500 broker’s warrants for the purchase of shares at $0.15 per share for a 24-month period.

For these three placements, if during the warrant exercise period the common shares trade for 30 days consecutive session at a weighted average price of over $0.28 in the first year following the closing, and at a weighted average price of $0.35 in the second year following the closing, the warrants will expire at the end of a 30-day period following a notice to this effect from the Company to the warrant holders.

In Quebec, Canada, the Commission des valeurs mobilières du Québec (Quebec Securities Commission now called since February 1st, 2004 “Autorité des marchés financiers”), by a prospectus dated November 11, 2002 issued a visa on November 12, 2002 for a public “flow-through” financing to take place only in Quebec, Canada and not registered in the United States as fully described in Form 10-KSB and Form 10-QSB for the period ending March 31, 2003, June 30, 2003, September 30, 2003 and Form 10KSB, annual report at December 31, 2003.

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

This financing has been totally completed on January 21, 2003 for a total amount of $2,400,000 since November 12, 2002.

During the reporting period, the Company obtained from the Autorité des marches financiers a visa on March 18, 2004 for a preliminary prospectus and obtained the visa for the final prospectus on April 23, 2004 for the issuance and sale of common flow-through shares in Québec Canada pursuant to the following terms :

A Units:

A minimum of 750 A units ($750,000) and a maximum of 3,000 A units ($3,000,000) of the Company, each consisting of i) 3,200 common flow-through shares priced at $0.25 per share; and ii) 1,250 common shares priced at $0.16 per share; and

B Units:

A maximum of 500 B units ($500,000) of the Company, each consisting of i) 6,250 common shares priced at $0.16 per share, and ii) 3,125 warrants, each allowing its holder to purchase one (1) common share of the Company at $0.22 per share on or before October 20, 2005.

The Company will apply the subscription proceeds to exploration on the Discovery and Cameron projects, the agent’s fee and issue costs, with the balance to be added to its working capital.

For the period between January 1st, 2004 and March 31, 2004, the Company obtained through private placements a total of 435,850, with net proceeds in the approximate amount of $354,886. Of that amount, $248,721 or 70 % of the issuer’s net offering proceeds were used in the exploration programs on the properties.

During the reporting period, exploration works were conducted on the Cameron  Project pursuant to a formal Option and Joint Venture Agreement dated October 8, 2002 which was amended on September 3, 2003 to include the Cameron Project, composed of adjacent claims to the Discovery Project. This Option and Joint Venture Agreement was fully described in Form 10-QSB for the period ending September 30, 2002 and in the Annual Report Form 10 KSB for the year ended December 31, 2002.

For the period between January, 1st, 2004 and March 31, 2004, the Company conducted exploration works on Cameron Project in the amount of $226,967 representing 64% of the issuer’s net offering proceeds. A summary of grass roots exploration works conducted during this reporting period on the Cameron Project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company conducted during that period exploration works on the Discovery Project that amounted at $20,104 representing 6% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery Project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also conducted during that period exploration works on Cardinal Property in the amount of $1,650 representing les than 5% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Cardinal Property can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company paid no direct or indirect payments from the proceeds to directors or officers or to persons owning ten percent or more of any class of equity securities of the issuer.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

Notice of Annual Special Meeting of Shareholders to be held on May 12, 2004 at Hotel Reine Elizabeth , Saguenay room at 10:30a.m. in Montréal, Québec, Canada and Management Information Circular dated April 12, 2004  for the upcoming Annual Special Meeting of Shareholders is incorporated by reference and is filed as Exhibit 22 of the present report.

Item 5. Other information

There is no other information to report

Item 6.

22.

CE Notice of Annual General Meeting of Shareholders and Management Information Circular dated April 12, 2004

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date:  May, 12, 2004

/s/  Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer