Form 10QSB
period 2004-06-30
STRATECO RESOURCES INC
filed 2004-08-11
CIK 1178672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

40,656,569 Common shares

(Check one):

Transitional Small Business Disclosure Format:

Yes

[     ]

No

[ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Quarterly financial statements of Strateco Resources inc. (hereafter called “the Company”) dated July 20, 2004 for the period between April, 1st, 2004 and June 30, 2004 are hereby incorporated in the following pages of PART 1 and are filed on EDGAR.

Item 2. Management’s Discussion and Analysis or Plan of Operation

As required by Item 303 of Regulation S-B, incorporation by reference is made to Section “Management Analysis of Financial Position” in the Company’s Second Quarter Interim Report for the period ended June 30, 2004 in the following pages of PART 1 for discussion by the Company’s Management of the material changes in financial condition and results of operation since the end of the last quarter and for the comparable interim period in the preceding year.

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

STRATECO RESOURCES INC.

SECOND QUARTER

INTERIM REPORT

June 30, 2004

_________________________________________________

1225 Gay-Lussac Street

Boucherville, Quebec, Canada J4B 7K1

Telephone: (450) 641-0775

Fax: (450) 641-1601

Website: www.stratecoinc.com

TSX Venture Exchange: RSC

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

5.

List of Names of Directors and Officers

Guy Hébert, President and Director

Jean-Pierre Lachance, Executive Vice President and Director

Robert Desjardins, Director*

Francine Bélanger, Director*

Claude Hubert, Director*

Jean-Guy Masse, Director*

*

Member of the Audit Committee

Report to Shareholders

In the second quarter of 2004, the Company’s exploration activities consisted primarily of an exhaustive compilation and in-depth interpretation of all the exploration work done to date on the Discovery and Cameron gold projects, as well as planning of the next exploration program. This program got underway on July 5, and includes drilling first on the Discovery project and then on the Cameron project.

The Company holds an option to acquire a 50% interest in the Discovery and Cameron projects, which lie 45 kilometres northwest of Lebel-sur-Quévillon, Quebec, Canada. The two contiguous projects cover 124 claims totalling 3,371 hectares. The properties are 100% owned by GéoNova Explorations Inc. (GéoNova), a wholly-owned subsidiary of Campbell Resources Inc. (Campbell).

The two easily-accessible projects are located on an unexplored section of the Casa-Bérardi and Douay-Cameron deformation corridors, which form a discontinuity crossing the northern part of the Abitibi region.

The Discovery project, which hosts resources estimated at 275,000 ounces of gold by Steffen Robertson and Kirsten (Canada) Inc. in June 2003, is an advanced gold exploration project. The potential for increasing the resource exists both at depth and in the lateral extensions. On the Cameron project, exploration conducted by the Company in the fall of 2003 and in March and April 2004 confirmed the presence of a structural discontinuity less than two kilometres south of the Discovery Zone. Holes drilled in April 2004 on a large grid traced the structure in question over a distance of 2.1 kilometres. To date, the structure has only been drilled to a depth of less than 100 metres, and the potential for a mesothermal-type gold deposit remains.

The data compilation and interpretation work performed during the last quarter highlighted a network of northeast striking faults within the northwest-striking gold-bearing deformation zones identified on the Discovery and Cameron projects. On the Discovery project, the regular 400-metre spacing of these faults corresponds to the location of the West lens, the East lens and the southeast extension of the Discovery Zone, as well as a new lens intersected by hole BD-03-76, drilled in December 2003.

On the financing side, the Company received a visa on April 23, 2004, for its final prospectus in Quebec, Canada for a $3.5 million public offering. A first closing on the offering took place in Quebec, Canada on June 23, 2004. This closing covered 750 A units and 150 B units for total proceeds of $900,000. Additional closings are planned, and management expects to reach the maximum offering by October 1, 2004.

Each A unit consists of 3,200 common flow-through shares priced at $0.25 per share and 1,250 common shares priced at $0.16 per share. Each B unit consists of 6,250 common shares priced at $0.16 per share and 3,125 warrants, each allowing its holder to purchase one (1) common share of the Company at $0.22 per share on or before October 20, 2005. The A and B units are offered at $1,000 per unit, with a minimum subscription of three (3) A units ($3,000) or one B unit ($1,000).

Each A unit is payable in two instalments, of $400 at closing and $600 by postdated cheque dated October 1, 2004. The flow-through and common shares included in the A units will only be issued once the Company has received full payment, and the certificates for such shares will be delivered within 30 days after the postdated cheque has been cashed.

Guy Hébert

President

July 20, 2004

Management’s Discussion and Analysis

INCORPORATION, NATURE OF BUSINESS AND ONGOING EXPLORATION

The Company was incorporated under the Canada Business Corporations Act, by statutes of incorporation dated April 13, 2000.

The Company is primarily engaged in the exploration of properties with a view to commercial production. The Company does not currently have any properties in production. The Company owns or holds interests in various properties in Quebec, Canada.

The recovery of the cost of mining assets depends on the Company’s ability to discover and extract economic reserves, obtain the financing required to continue exploring and developing its properties and put its properties into commercial production or realize proceeds from their sale.

The Company must periodically obtain new funding to continue its activities. Despite the fact that it has succeeded to do so in the past, there is no assurance that it will manage to do so in the future.

RESULTS

For the three-month period ended June 30, 2004, interest income totalled $618 compared to $7,449 at June 30, 2003. General and administrative expenses for the same period amounted to $140,466 compared to $170,021 a year earlier.

Interest income for the six-month period ended June 30, 2004 amounted to $2,711 compared to $16,220 at June 30, 2003. General and administrative expenses for the same period was $312,303 compared to $322,468 last year.

The Company posted a net loss of $303,626 ($0.01 per share) for the quarter ended June 30, 2004 compared to $306,248 ($0.01 per share) for the same period a year earlier. The net loss is based on a weighted average of 39,229,063 common shares outstanding at June 30, 2004 compared to a weighted average of 32,494,698 common shares outstanding at June 30, 2003.

CASH FLOWS

For the three-month period ended June 30, 2004, investing activities used cash flow of $81,432 compared to $472,146 at June 30, 2003.

For the six months period ended June 30, 2004, investment activities used cash flow of $330,153 compared to $761,666 for the same period a year earlier. This cash flow was used for exploration expenses.

The Company had a total of 40,656,569 common shares issued and outstanding at June 30, 2004, compared to 32,564,735 at June 30, 2003.

For the six-month period ended June 30, 2004, cash and cash equivalents stood at $281,761, including $109,847 in cash reserved for exploration pursuant to the flow-through financing, compared to $875,005 at June 30, 2003, including $844,940 in cash reserved for exploration.

BALANCE SHEET

At June 30, 2004, the Company had total assets of $3,016,102 compared to $2,778,860 at December 31, 2003. Working capital was $345,128 at June 30, 2004 compared to $329,723 at December 31, 2003. The Company has sufficient funds to finance its exploration programs.

RISKS AND UNCERTAINTIES

Exploration and Mining

Exploration and mining involve a high degree of risk. Few exploration properties end up going into production. Other risks related to exploration and mining activities include unusual or unforeseen formations, fire, power failures, labour disputes, flooding, explosions, cave-ins, landslides and shortages of adequate or appropriate manpower, machinery or equipment.

The development of a resource property is subject to many factors, including the cost of mining, variations in the quality of the material mined, fluctuations in the commodity and currency markets, the cost of processing equipment, and others, such as aboriginal claims, government regulations including regulations regarding royalties, authorized production, import and export of natural resources and environmental protection. Depending on the price of the natural resources produced, the Company may decide not to undertake or continue commercial production. There can be no assurance that the expenses incurred by the Company to explore its properties will result in the discovery of a commercial quantity of ore. Most exploration projects do not result in the discovery of commercially viable mineral deposits.

Environmental and Other Regulations

Current and future environmental laws, regulations and measures could entail unforeseeable additional costs, capital expenditures, restrictions or delays in the Company’s activities. Environmental regulations and standards are subject to constant revision and could be substantially tightened, which could have a serious impact on the Company and its ability to develop its properties economically. Before it commences mining a property, the Company must obtain environmental permits and the approval of the regulatory authorities. There is no assurance that these permits and approvals will be obtained, or that they will be obtained in a timely manner. The cost of complying with government regulations may impact the viability of an operation or altogether prevent the economic development of a property. The Company considers that it is in compliance with all major aspects of the current environmental legislation.

Financing and Development

The Company has incurred losses to date and does not presently have sufficient financial resources by itself to undertake its planned exploration and development programs. Development of the Company’s properties therefore depends on its ability to raise the additional funds required. There can be no assurance that the Company will succeed in obtaining the funding required, and doing so may result in a loss or in considerable dilution of its interest (existing or proposed) in the properties. The Company also has limited experience in developing resource properties, and its ability to do so depends on the use of appropriately skilled personnel or signature of agreements with other large resource companies that can provide the required expertise.

Commodity Prices

The factors that influence the market value of gold, diamonds, base metals and any other mineral discovered are outside the Company’s control. The impact of these factors cannot be accurately predicted. Resource prices can fluctuate widely, and have done so in recent years.

Risks Not Covered by Insurance

The Company may become subject to claims arising from cave-ins, pollution or other risks against which it cannot insure itself or chooses not to insure itself due to the high cost of premiums or other reasons. Payment of such claims would decrease and could eliminate the funds available for exploration and mining activities.

DIVIDEND POLICY

The Company has not declared or paid any dividends on its common shares since incorporation, and does not currently expect to pay any such dividend. Any decision to pay dividends to holders of common shares of the Company will be taken by the Board of Directors based on its assessment of the Company’s financial position, taking into account the financial requirements for future growth and other factors that the Board may deem pertinent under the circumstances.

DEFERRED EXPENSES RELATED TO FLOW-THROUGH FINANCING

Stated objectives for the flow-through financing to December 31, 2005	Cumulative exploration expenses related to the flow-through financing from the date of the financing to June 30, 2004(1)	Current exploration expenses to the flow-through financing for the interim period ended June 30, 2004

Discovery project	$ 1,600,000	$ 47,140	$ 47,140
Cameron project	$ 800,000	$ 80,544	$ 80,544

Total	$ 2,400,000	$ 127,684	$ 127,684

(1)

As provided for in the prospectus, as any second payment of A units by post-dated cheque cannot be cashed until October 1, 2004, amounts from the first instalment will be recorded as liquidated damages and will not be considered as flow-through funds. Consequently, the exploration expenses related to such flow-through financing as indicated above may be adjusted accordingly.

LIQUID ASSETS AND SOLVENCY

The Company is in a position to meet its obligations until June 30, 2005 given its current assets of $345,128 at June 30, 2004, and the public offering authorized in Quebec, Canada by a visa from the Autorité des marchés financiers (Quebec Securities Commission) dated April 23, 2004.

At June 30, 2004, one closing had taken place for proceeds of  $750,000 in flow-through funding for exploration expenses from A units ($300,000 paid on June 30, 2004 and $450,000 payable on October 1, 2004) and $150,000 in non-flow-through funding from B units, which was applied to working capital. Other closings can be held until September 30, 2004 for the A units and until December 31, 2004 for the B units. If the maximum offering is reached, $2,400,000 will be used for flow-through exploration expenses, and the balance net of the agent’s fee will be applied to working capital.

The Company could also benefit from revenues generated by the exercise of warrants and stock options currently outstanding. These are more fully described in Note 6 to the financial statements under STOCK OPTIONS PLAN and WARRANTS.

RELATED PARTY TRANSACTIONS

During the interim period ended June 30, 2004, pursuant to the services agreement dated August 1, 2002 with BBH Géo-Management Inc., a company whose sole director is also a director of the Company, the Company paid BBH Géo-Management Inc. the amounts mentioned in Note 7 to the financial statements for office space, geological consulting services, professional services, public relations and investor relations. The amounts incurred by the Company through BBH Géo-Management Inc. are comparable to those that the Company would have incurred itself or through another management company to carry out exploration on its properties.

OUTLOOK

In the coming months, your Company plans to step up exploration on the Discovery and Cameron projects, based in part on the current financing in Quebec, Canada.

Resuming in July 2004, exploration will initially focus on drilling on the Discovery project. The goal remains to increase resources in order to begin preliminary engineering for an underground exploration project. Exploration on the Cameron project will resume in September 2004.

FINANCIAL SUMMARY

The following tables present a summary of the main financial elements for the last three financial years and the last eight quarters.

FOR THE LAST THREE FINANCIAL YEARS

2003	2002	2001

Total revenue	$ 19,584	$ 15,877	$ 15,915
Net loss	$ 779,474	$ 920,768	$ 727,479
Net loss per share	$ 0.02	$ 0.05	$ 0.06
Exploration expenses	$ 1,341,156	$ 499,181	$ 210,425
Total assets	$ 2,778,860	$ 2,970,572	$ 1,709,154

Shareholders’ equity
Total	$ 2,632,516	$ 2,831,255	$ 1,523,340
Per share	$ 0.07	$ 0.14	$ 0.13

FOR THE LAST EIGHT QUARTERS

2004

1st Quarter	2nd Quarter

Total revenue	$ 2,093	$ 2,711
Net loss	$ 163,778	$ 139,848
Net loss per share	$ 0.00	$ 0.01

2003

1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenue	$ 8,771	$ 7,449	$ 2,560	$ 804
Net loss	$ 143,676	$ 162,572	$ 110,164	$ 363,062
Net loss per share	$ 0.01	$ 0.01	$ 0.01	$ 0.02

2002

3rd Quarter	4th Quarter

Total revenue	$ 3,359	$ 4,080
Net loss	$ 110,164	$ 298,466
Net loss per share	$ 0.02	$ 0.03

Guy Hebert

President

July 20, 2004

STRATECO RESOURCES INC.

BALANCE SHEETS

(In Canadian dollars)

June 30, 2004	December 31, 2003

	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 171,914	$ 161,417
Restricted cash for exploration work	109,847	200,000
Accounts receivable	87,422	97,954
Prepaid expenses	13,973	16,696

	383,156	476,067

PROPERTIES (Note 4)	68,250	68,250

DEFERRED EXPENDITURES (Note 5)	2,564,696	2,234,543

TOTAL OF ASSETS	$ 3,016,102	$ 2,778,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 7)	$ 38,028	$ 146,344

SHAREHOLDERS’ EQUITY

Capital stock (Note 6)	5,534,329	5,196,375
Deposit on share purchase	300,000	-
Stock options	20,550	7,750
Warrants	53,730	42,500
Deficit	(2,930,535)	(2,614,109)

2,978,073	2,632,516

TOTAL OF LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,016,102	$ 2,778,860

See notes to unaudited financial statements.

ON BEHALF OF THE BOARD OF DIRECTORS:

“signed”

_____________________________

Guy Hebert, Director

“signed”

_____________________________

Jean-Pierre Lachance, Director

STRATECO RESOURCES INC.

STATEMENTS OF EARNINGS AND DEFICIT

(unaudited)

(In Canadian dollars)

For the three-month periods ended June 30,		For the six-month periods ended June 30,
2004	2003	2004	2003

INTEREST INCOME	$ 618	$ 7,449	$ 2,711	$ 16,220

GENERAL AND ADMINISTRATIVE EXPENSES

Professional fees	49,225	64,222	110,698	130,392
Legal and audit fees	20,875	53,415	43,779	89,490
Directors’ fees	1,800	-	4,800	-
Shareholder communications	22,128	3,713	32,759	25,520
Public relations	25,151	6,808	67,306	6,808
Listing and registrar fees	2,705	4,480	10,416	12,781
Travel expenses	2,086	1,878	4,061	3,782
Insurance	4,045	4,629	8,090	9,257
Rent	9,000	9,000	18,000	18,000
Office expenses	3,206	8,200	11,270	12,656
General exploration expenses	152	13,581	888	13,581
Interest and bank charges	93	95	236	201

140,466	170,021	312,303	322,468

INCOME TAXES RECOVERED	-	-	(5,966)	-

NET LOSS	139,848	162,572	303,626	306,248

DEFICIT, BEGINNING OF PERIOD	2,790,687	1,978,311	2,614,109	1,834,635

ADJUSTMENT RESULTING FROM A CHANGE IN ACCOUNTING POLICY (Note 3)	-	-	12,800	-

DEFICIT, END OF PERIOD	$ 2,930,535	$ 2,140,883	$ 2,930,535	$ 2,140,883

NET LOSS PER SHARE	$ 0.00	$ 0.01	$ 0.01	$ 0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,265,120	32,645,735	39,229,063	32,494,698

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF DEFERRED EXPENDITURES

(unaudited)

(In Canadian dollars)

For the three-month periods ended June 30,		For the six-month periods ended June 30,
2004	2003	2004	2003

EXPLORATION EXPENSES

Consultants and subcontractors	$ 68,815	$ 370,653	$ 274,408	$ 590,963
Professional fees	4,478	18,826	6,548	38,378
Management fees	5,355	49,926	30,115	77,280
Travel expenses	1,496	13,648	11,272	23,266
Supplies and equipment rental	2,310	4,431	4,450	9,033
General exploration expenses	(1,022)	14,662	3,360	22,746

81,432	472,146	330,153	761,666

INCREASE IN DEFERRED EXPENDITURES	81,432	472,146	330,153	761,666

BALANCE, BEGINNING OF PERIOD	2,483,264	1,182,907	2,234,543	893,387

BALANCE, END OF PERIOD	$ 2,564,696	$ 1,655,053	$ 2,564,696	$ 1,655,053

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(In Canadian dollars)

For the three-month periods ended June 30,		For the six-month periods ended June 30,
2004	2003	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (139,848)	$ (162,572)	$ (303,626)	$ (306,248)
Stock-based compensation	-	-	11,230	-

Changes in non-cash working capital items:
Accounts receivable	(19,539)	(28,581)	10,532	(5,183)
Prepaid expenses	20,628	4,816	2,723	9,632
Accounts payable and accrued liabilities	(144,661)	(155,959)	(108,316)	(77,108)

(283,420)	(342,296)	(387,457)	(378,907)

CASH FLOWS USED BY INVESTING ACTIVITIES:

Net increase of deferred expenditures	(81,432)	(472,146)	(330,153)	(761,666)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common share issuance	150,000	-	585,850	109,000
Deposit on share purchase	300,000	-	300,000	-
Common share issue costs	(155,702)	(2,285)	(247,896)	(13,642)

294,298	(2,285)	637,954	95,358

NET DECREASE IN CASH AND CASH EQUIVALENTS	(70,554)	(816,727)	(79,656)	(1,045,215)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	352,315	1,691,732	361,417	1,920,220

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 281,761	$ 875,005	$ 281,761	$ 875,005

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

2.

SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements do not include all the disclosure required by general accepted accounting principles for annual financial statements and should be read in conjunction with the notes to the Company’s audited financial statements for the year ended December 31, 2003. Company’s ongoing information may be consulted on SEDAR at www.sedar.com.

CASH AND CASH EQUIVALENTS

The Company considers cash and short-term investments maturing within three months or less as cash and cash equivalents.

PROPERTIES AND DEFERRED EXPENDITURES

Properties are recorded at cost. Exploration costs are deferred, net of government assistance received.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Corporation expenses stock-based compensation provided to its employees and directors, and stock based payments to non-employees, using the fair value-based method for all awards granted or modified after January 31, 2002. The fair value of stock options at the grant date is determined using an option pricing model. Compensation expense is recognized over the vesting period of the stock options.

INCOME TAXES

The Company records its income taxes using assets the liability method. Future income tax assets and liabilities are recorded to take into account the future impact on income taxes of variances between the accounting value of certain assets and liabilities shown on the balance sheet and their respective fiscal values. A valuation allowance is recorded as required to reflect an income tax asset that is more likely to be realized than not. The impact of any changes in income tax rate is recorded in the year in which the rates change.

LOSS PER SHARE

The loss per share is based on the weighted average number of common shares outstanding during the period.

3.

CHANGES IN ACCOUNTING POLICY

Prior to January 1, 2004, the Corporation applied the settlement-based method of accounting prescribed by the Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments, for stock-based compensation awards granted to directors and employees. Section 3870 was amended to require entities to account for director and employee stock options using the fair value based method, beginning January 1, 2004.

Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award vesting period. In accordance with one of the transitional options permitted under amended Section 3870, the Corporation has retroactively applied, without restatement, the fair value-based method to directors and all employees stock options granted on or after January 1, 2002, and has restated the deficit as at January 1, 2004 to reflect the prior period effect, resulting in an increase in the deficit and in shareholders’ equity under stock options of $12,800. Prior period amounts have not been restated to reflect the change in accounting policy.

4.

PROPERTIES

June 30, 2004	December 31, 2003

	(unaudited)	(audited)

Discovery and Cameron	$ 68,250	$ 68,250

5.

DEFERRED EXPENDITURES

Properties	Balance at December 31, 2003	Exploration costs	Write-off / Government assistance	Balance at June 30, 2004

(audited)	(unaudited)

Cardinal	$ 554,855	$ 1,750	$ -	$ 556,505
Discovery	1,496,340	47,140	-	1,534,480
Cameron	183,101	280,544	-	463,645
Prospecting	247	719	-	966

$ 2,234,543	$ 330,153	$ -	$ 2,564,696

6.

CAPITAL STOCK

AUTHORIZED

Unlimited number of common shares without par value.

Unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the Board of Directors.

June 30, 2004		December 31, 2003
(unaudited)		(audited)
Common shares	Amount	Common shares	Amount

ISSUED AND FULLY PAID

Balance, beginning of year	36,813,402	$ 5,196,375	31,865,485	$ 4,623,490

In consideration of consulting services	-	-	200,000	28,000

In consideration of properties	-	-	150,000	20,250

Flow-through and other financings	3,843,167	585,850	4,597,917	709,000

Common shares issue costs	-	(247,896)	-	(184,365)

Balance, end of period(a)	40,656,569	$ 5,534,329	36,813,402	$ 5,196,375

(a)

187,500 common shares are escrowed and cannot be transferred, mortgaged, pledged or otherwise disposed of without the consent of the Autorité des marchés financiers (Quebec Securities Commission)

SHARES ISSUED

The following table summarizes information on the shares issued during the six-month period ended June 30, 2004:

Date	Shares	Number	Price	Total in cash	Issue costs

January 13, 2004	common	1,200,667	$ 0.15	$ 180,100	$ 40,846
February 16, 2004	common	1,705,000	$ 0.15	$ 255,750	$ 51,348
June 23, 2004	common	937,500	$ 0.15	$ 150,000	$ 155,702(a)

3,843,167	$ 0.15	$ 585,850	$ 247,896

(a)

Includes the agent’s fee, professional fees and other costs related to the financing pursuant to a public offering dated April 20, 2004.

STOCK OPTIONS PLAN

The Company has a stock options plan for officers, directors and consultants. A total of 2,200,000 common shares have been reserved for options. The maximum number of options that can be granted to a participant cannot exceed 5% of the issued and outstanding common shares. The exercise price of the options cannot be lower than the market price on the Montreal Exchange, Canadian Venture Exchange (CDNX) or TSX Venture Exchange (TSX) at the time of granting. The options expire at the date set by the Board of Directors, no later than five years after the date the options were granted.

Amendment

The Company amended its stock options plan on May 27, 2004. Pursuant to this amendment, the Company also increased the number of common shares reserved for incentive options granted to officers, employees and consultants, including public relations consultants and investor relations consultants, from 2,200,000 shares to 3,800,000 shares, being less than 10% of the number of shares outstanding.

The amended plan will come into effect once approved by the regulatory authorities.

No stock options were granted to a director or consultant during the six-month period ended June 30, 2004.

Stock options outstanding and stock options exercisable at June 30, 2004 are shown in the following table:

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

WARRANTS

Changes to the warrants are shown in the following table:

June 30, 2004 (unaudited)

Number	Weighted average strike price

Balance, beginning of period	4,708,333	$ 0.21
Issued (1)(2)	653,733	$ 0.20
Issued (3)(4)	1,023,000	$ 0.20
Issued (5)	468,750	$ 0.22
Expired	(3,150,000)	-

Balance, end of period	3,703,816	$ 0.21

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

(2)

On January 13, 2004, pursuant to a private placement with three Quebec investors in Canada, the Company issued 666,667 common shares at $0.15 per share and 333,333 warrants for proceeds of $100,000. Each warrant allows its holder to purchase one common share at $0.20 per share until January 13, 2005, and at $0.25 per share from January 14, 2005 until January 13, 2006.

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

(5)

On June 23, 2004, pursuant to a public offering dated April 20, 2004, the Company issued 937,500 common shares and 468,750 warrants for proceeds of $150,000. Each warrant allows its holder to purchase one common share at $0.22 per share until October 20, 2005.

The strike prices and expiry dates for these warrants are as follows:

Strike price	Number	Expiry

$ 0.19	150,000	October, 7, 2004
$ 0.21	75,000	October 7, 2004
$ 0.20	833,333	Between December 11, 2003 and December 11, 2004
$ 0.25		Between December 12, 2004 and December 11, 2005
$ 0.20	500,000	Between December 3, 2003 and December 3, 2004
$ 0.25		Between December 4, 2004 and December 3, 2005
$ 0.20	653,733	Between January 13, 2004 and January 13, 2005
$ 0.25		Between January 14, 2005 and January 13, 2006
$ 0.20	1,023,000	Between February 16, 2004 and February 16, 2005
$ 0.25		Between February 17, 2005 and February 16, 2006
$ 0.22	468,750	October 20, 2005

3,703,816

None of the Company’s warrants were exercised during the six-month period ended June 30, 2004.

During the same period, the Company granted 223,900 broker’s warrants. These warrants vest immediately. The fair value of each warrant granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted average fair value of the warrants granted was $0.05 per warrant. The following weighted average assumptions were used in the calculations:

Risk-free interest rate	2.8%
Expected life	24 months
Volatility	83%
Expected dividend yield	$ 0.00

An amount of $ 11,230 ($2,250 in 2003) was charged against earnings for the period.

7.

RELATED PARTY TRANSACTIONS

During the six-month period ended June 30, 2004, a sum of $223,373 ($201,589 in 2003) shown under general and administrative expenses on the statement of earnings and deficit was paid to a company with an officer who is also an officer of the Company.

In addition, management fees of $30,115 ($77,280 in 2003), consulting and contracting fees of $94,185 ($137,184 in 2003) and travel costs of $11,272 ($23,266 in 2003) included in the statement of deferred expenditures were paid to the same company.

At June 30, 2004, accounts payable and accrued liabilities included an amount of $19,622 ($41,693 in 2003) payable to the same company.

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

9.

SUBSEQUENT EVENTS

Stock Options Plan Amendment

On July 6, 2004, the Company received regulatory approval to increase the number of reserved shares, as discussed in Note 6 under STOCK OPTIONS PLAN.

10.

COMPARATIVE FIGURES

Certain figures have been restated to conform to the presentation of the financial statements for this period.

11.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

2004	2003

Net loss per Canadian GAAP, as reported	$ 193,848	$ 306,248

Properties and deferred expenditures (1)	330,153	761,666
Deferred tax expenses (recovery) (2)	-	(295,738)

Net loss and comprehensive income for the year, according to U.S. GAAP	$ 470,001	$ 772,176

Net loss per share per Canadian GAAP, as reported	0.00	0.01

Effect of adjustments:
Properties and deferred expenditures (1)	0.01	0.03
Deferred tax expenses (recovery) (2)	-	(0.01)

Loss per share, according to U.S. GAAP	$ 0.01	$ 0.03

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

The effect of the application of the above adjustments on the balance sheet of the Company at June 30, 2004 would be to decrease properties by $68,250 to $0 ($55,500 in 2003 to $0), decrease deferred expenditures by $2,564,696 to $0 ($1,655,053 in 2003 to $0), increase long-term liability by $0 ($344,262 in 2003) and decrease shareholders’ equity by $2,632,946 ($2,054,815in 2003).

The effect on the statement of cash flows would be a further decrease of $330,153 ($761,666 in 2003) in cash flows from operating activities and a decrease of $330,153 ($761,666 in 2003) in cash flows used in investing activities.

SCHEDULE 52-109AT2

CERTIFICATION OF DISCLOSURE IN INTERIM FILINGS DURING TRANSITION PERIOD

I, Guy Hébert, President of Strateco Resources Inc., certify that:

1.

I have reviewed the interim filings (as defined in Guideline 52-109 regarding certification of the information presented in annual and interim issuer filings) of Strateco Resources Inc. (the issuer) for the interim period ended June 30, 2004.

2.

To my knowledge, the interim filings do not contain any false or misleading information regarding a material fact, do not omit any material information requiring disclosure or required so that the disclosure not be misleading given the circumstances in which it is made, in relation to the period covered by the interim filings.

3. To my knowledge, the interim financial statements and other aspects of financial information presented in the interim filings accurately portray, in all material respects, the issuer’s financial position at the end dates for the periods presented in the interim filings, as well as the results of operations and cash flow for the periods presented in the interim filings.

Date: July 20, 2004

(signed) Guy Hébert

______________________

[Signature]

President and Chief Executive Officer

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of June 30, 2004 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) The Company has concluded one closing by public flow-through financing in Quebec, Canada during the reporting period.

During the reporting period, the Company obtained from the Autorité des marchés financiers a visa on April 23, 2004 for a public “flow-through” financing to take place only in Quebec, Canada and not registered in the United States of America by final prospectus dated April 20, 2004 upon the following terms.

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

A first closing was held in Quebec, Canada on June 23, 2004 in which 750 A Units were sold for a total of $750,000 of which $300,000 was received and the balance of $450,000 will be cashed on October 1, 2004 by post-dated checks and 150 B Units were sold for an amount of $150,000 for a grand total of $900,000. A total of 937,500 common shares and 468,750 warrants were issued to subscribers of B Units. The flow-through common shares and common shares related to A Units will be issued only on or about October 1, 2004 to A Units subscribers. Other closing could be held until September 30, 2004 for the A Units and until December 31, 2004 for the B Units.

The Company will apply the subscription proceeds to exploration on the Discovery and Cameron projects, the broker’s fees and issue costs, with the balance to be added to its working capital.

For the period between April 1, 2004 and June 30, 2004, the Company obtained through public financing a total of $450,000, with net proceeds in the approximate amount of $ 202,104. Of that amount, $127,684 or 63% of the issuer’s net offering proceeds were used for the exploration programs on the properties. The costs related to professional fees, broker’s remuneration were engaged as to the full amount subscribed even if the balance of the payment will only be received on October 1st, 2004.

During the reporting period, exploration works were conducted on the Cameron project pursuant to a formal Option and Joint Venture Agreement dated October 8, 2002 which was amended on September 3, 2003 retroactively to include the Cameron project, composed of adjacent claims to the Discovery project. This Option and Joint Venture Agreement was fully described in Form 10-QSB for the period ending September 30, 2002 and in the Annual Report Form 10 KSB for the year ended December 31, 2002.

For the period between April 1st, 2004 and June 30, 2004, the Company conducted exploration works on Cameron project in the amount of $80,544 representing 39.85% of the issuer’s net offering proceeds. A summary of grass roots exploration works conducted during this reporting period on the Cameron project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company conducted during that period exploration works on the Discovery project that amounted at $47,140 representing 23.32% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company paid direct payments from the proceeds to a director in the amount of $7,500 as consultant and paid to all Company’s directors for their presence to the Directors’ meetings fixed fees in the total amount of $4,800 for the period between January 1st, 2004 to June 30, 2004.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

a)

On May 12, 2004, the Annual and Special Meeting of Shareholders was held in Montreal, at the Reine Elizabeth Hotel. Notice of Annual and Special Meeting of Shareholders and Management Information Circular dated April 12, 2004 was incorporated by reference and was filed as Exhibit 22.1 of Form 10 Q-SB for the period ending March 31, 2004.

b)

At this meeting, Mr. Guy Hébert, Mr. Jean-Pierre Lachance, Mr. Claude Hubert, Mr. Robert Desjardins, Mr. Jean-Guy Masse and Mrs. Francine Bélanger were all re-elected as directors of the Company.

c)

The appointment of PETRIE RAYMOND, LLP as new Auditors in replacement of KPMG, LLP for the year ending December 31, 2004 on proposition of the Board of Directors and on recommendation of the audit committee was also submitted to the vote of shareholders on May 12, 2004.

d)

The following table describes the number of votes cast for, against or withheld and the number of annulled votes as to each matter submitted to the shareholders:

Annual and Special Meeting of Shareholders May 12, 2004	Votes cast for	Votes withheld	Votes annulled
Election of Directors	14,432,173	11,875	0
Appointment of Auditors	14,443,798	250	0

Item 5. Other information

There is no other information to report

Item 6.

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

May 17, 2004: Item 4: Changes in Registrant’s certifying Accountants

June 15, 2004: Amendment on Item 4: Changes in Registrant’s certifying Accountant.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date:  July 20, 2004

/s/  Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer