Form 10QSB
period 2004-09-30
STRATECO RESOURCES INC
filed 2004-11-12
CIK 1178672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

45,441,119 Common shares

(Check one):

Transitional Small Business Disclosure Format:

Yes  [     ]   No  [ X ]

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

The Quarterly financial statements of Strateco Resources inc. (hereafter called “the Company”) dated November 9, 2004 for the period between July 1st, 2004 and September 30, 2004 are hereby incorporated in the following pages of PART 1 and are filed on EDGAR.

Item 2. Management’s Discussion and Analysis or Plan of Operation

As required by Item 303 of Regulation S-B, incorporation by reference is made to Section “Management Analysis of Financial Position” in the Company’s Third Quarter Interim Report for the period ended September 30, 2004 in the following pages of PART 1 for discussion by the Company’s Management of the material changes in financial condition and results of operation since the end of the last quarter and for the comparable interim period in the preceding year.

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

STRATECO RESOURCES INC.

THIRD QUARTER

INTERIM REPORT

September 30, 2004

___________________________________________________

1225 Gay-Lussac Street

Boucherville, Québec J4B 7K1

Telephone:    (450) 641-0775

Fax:               (450) 641-1601

Website:        www.stratecoinc.com

TSX Venture Exchange:      RSC

___________________________________________________________________________________

SUPPLEMENTARY INFORMATION

1.

Analysis of Deferred Exploration Expenses and Costs

See Note 5

2.

Related-Party Transactions

See Note 7

3.

Summary of Shares Issued and Options Granted During the Period

See Note 6

4.

Summary of Shares at the End of the Period

See Note 6

5.

List of Names of Directors and Officers:

Guy Hébert, President and Director

Jean-Pierre Lachance, Executive Vice President and Director

Robert Desjardins, Director*

Francine Bélanger, Director *

Claude Hubert, Director *

Jean-Guy Masse, Director *

*

Member of the Audit Committee

Report to Shareholders

In the third quarter of 2004, your Company focused its exploration efforts on the Discovery project. Exploration work consisted mainly of drilling, and produced encouraging results. No major work was carried out on the Cameron project adjacent to the Discovery project.

The Company has an option to acquire a 50% undivided interest in the Discovery and Cameron projects, located 45 kilometres northwest of Lebel-sur-Quévillon, Quebec. The two projects are contiguous, covering 124 claims or 3,371 hectares. They are wholly owned by GeoNova Explorations Inc. (‘GeoNova’), a wholly owned subsidiary of Campbell Resources Inc. (“Campbell”).

The 2004 drilling program on the Discovery project began on July 5th. Resources on the project were estimated at 275,000 ounces of gold by Steffen Robertson and Kirsten (Canada) Inc. in the summer of 2003. The 2004 drilling program focused on the East lens as well as sector 6+00E, henceforth called the sector 600, located about 600 metres east of the East lens. From early July to the end of September 2004, 2,907 metres were drilled in three holes and three wedges.

One hole (BD-04-77A) as well as two wedges off this hole were drilled in the heart of the upper part of the East lens to infill an 80 x 70 metre area. The results were positive, confirming the continuity of the high East lens grades.

The most significant intersection, 10.77 g/t Au over 10.10 metres (0.31 oz/t Au over 33.1 feet), was obtained from wedge BD-04-77B. Hole BD-04-77A returned a grade of 5.03 g/t Au over 13.35 metres (0.15 oz/t Au over 43.8 feet), including a richer section of 7.91 g/t Au over 4.15 metres (0.23 oz/t Au over 13.6 feet). A grade of 6.28 g/t Au over 6.30 metres (0.18 oz/t Au over 20.7 feet) was obtained for the last wedge drilled, BD-04-77C.

These positive results were outshone by the discovery of a second mineralized zone in the hanging wall of the Main zone. A grade of 5.0 g/t Au over 2.45 metres (0.15 oz/t Au over 7.9 feet) was obtained in the BD-04-77B area compared to 13.60 g/t Au over 0.85 metres (0.40 oz/t Au over 2.8 feet) in hole BD-04-77A.

Hole (wedge) BD-04-74A, aimed at the vertical extension of the East lens, did not return significant results, with an intersection of 0.16 g/t Au over 4.15 metres at a vertical depth of -620 metres. Another wedge is planned to infill the area between -450 metres and -600 metres.

The other holes drilled during the last quarter, holes BD-04-78 and BD-04-79, tested the sector 600. Hole BD-03-76, drilled in November 2003, intersected two new mineralized zones (A and B) with respective grades of 6.09 g/t Au over 2.20 metres (0.18 oz/t Au over 7.2 feet) and 7.00 g/t Au over 1.75 metres (0.20 oz/t Au over 5.7 feet).

Hole BD-03-76 was drilled to test a new model based on the intersection of northeast striking cross-faults.  Numerous displacements of the gabbro sill (host of the Discovery gold mineralization) by northeast striking cross-faults were discovered, at regular intervals of about 600 metres. Three of these displacements coincide with the location of the East and West lenses of the Discovery Zone and a high-grade lens on sector 1200 E. Another displacement is centred on sector 600.

Hole BD-04-78, drilled to test zones A and B, 100 metres below hole BD-03-76, did not reach its target at the expected depth due to excessive deviation, while hole BD-04-79 intersected Zones A and B at depths of -570 metres and -510 metres respectively, 130 and 120 metres below the hole BD-03-76 intersections. The Zone A intersection, characterized by a mineralized, 3.4-metre wide hydrothermal brecchia, returned a grade of 2.96 g/t Au over 3.40 metres (0.09 oz/t Au over 11.1 feet), including a richer section of 4.57 g/t Au over 1.70 metres (0.13 oz/t Au over 5.6 feet). A grade of 3.03 g/t Au over 1.75 metres (0.09 oz/t Au over 5.7 feet) was obtained for Zone B. Hole BD-04-80 is presently being drilled to test the -600-metre level.

Two closings were held in the third quarter for the Company’s public financing.  The visa for the final prospectus was issued on April 23, 2004, clearing the way for the Company to raise up to $3.5 million. A total of 269 A units and 16 B units were subscribed for in the third quarter for total proceeds of $285,000. This brings the total raised to date in this financing to $1,185,000. This public offering consists of a maximum of 3,000 A units ($3,000,000) and 500 B units ($500,000), of which 166 have been subscribed for to date.

The financing is at $0.25 per flow-through share and $0.16 per common share. Once the financing is completed, the Company will have issued 4,534,550 shares to holders of A units and 1,037,500 shares to holders of B units. This closing was the last for the A units. Other closings may be held for the B units up until December 31, 2004.

In the first three quarters of the year, the Company raised a total of $1,620,850 through private and public financings.

Guy Hébert, President

November 9, 2004

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

RESULTS

For the three-month period ended September 30, 2004, interest income totalled $691 compared to $2,560 at September 30, 2003. General and administrative expenses for the same period amounted to $129,633 compared to $112,724 a year earlier.

Interest income for the nine-month period ended September 30, 2004 amounted to $3,402 compared to $18,780 at September 30, 2003. General and administrative expenses for the same period was $441,936 compared to $435,192 last year.

The Company posted a net loss of $128,942 ($0.00 per share) for the quarter ended September 30, 2004 compared to $110,164 ($0.00 per share) for the same period a year earlier. The net loss per share is based on a weighted average of 40,731,569 common shares outstanding at September 30, 2004 compared to a weighted average of 32,510,490 common shares outstanding at September 30, 2003.

CASH FLOWS

For the three-month period ended September 30, 2004, investing activities used cash flow of $380,326 compared to $345,268 at September 30, 2003.

For the nine-month period ended September 30, 2004, investment activities used cash flow of $710,479 compared to $1,106,934 for the same period a year earlier. This cash flow was used for exploration expenses.

The Company had a total of 40,756,569 common shares issued and outstanding at September 30, 2004, compared to 32,546,735 at September 30, 2003.

For the nine-month period ended September 30, 2004, cash and cash equivalents stood at $54,488, including $19,020 in cash reserved for exploration pursuant to the flow-through financing, compared to $480,666 at September 30, 2003, including $461,790 in cash reserved for exploration.

BALANCE SHEET

At September 30, 2004, the Company had total assets of $3,174,742 compared to $2,778,860 at December 31, 2003. Working capital showed a $78,717 deficit at September 30, 2004 compared to $329,923 at December 31, 2003. The Company has sufficient funds to finance its exploration programs. The shortfall in working capital at September 30, 2004 is due to an increase in exploration programs payouts. An amount of $611,400 from the financing was received on October 1, 2004.

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

DEFERRED EXPENSES RELATED TO FLOW-THROUGH FINANCING

	Stated objectives for the flow-through financing to December 31, 2005	Cumulative exploration expenses related to the flow-through financing from the date of the financing to September 30, 2004 (1)	Current exploration expenses related to the flow-through financing for the interim period ended September 30, 2004
Discovery project	$1,600,000	$222,075	$174,935
Cameron project	$800,000	$84,985	$4,441
Total	$2,400,000	$307,060	$179,376

(1) As provided for in the prospectus, if any second payment of A units by postdated cheque cannot be cashed on October 1, 2004, amounts from the first instalment will be recorded as liquidated damages and will not be considered as flow-through funds. Consequently, the exploration expenses related to such flow-through financing as indicated above may be adjusted accordingly. (See note 9 entitled SUBSEQUENT EVENTS)

LIQUID ASSETS AND SOLVENCY

The Company is in a position to meet its obligations until September 30, 2005 given its working capital deficit of $78,717 at September 30, 2004 plus $611,400 in funding received October 1, 2004, and the public offering authorized by a visa from the Autorité des marchés financiers (Quebec Securities Commission) dated April 23, 2004.

At September 30, 2004, three closings had taken place for proceeds of $1,109,000 in flow-through funding for exploration expenses from A units ($407,600 paid on September 30, 2004 and $611,400 payable on October 1, 2004) and $166,000 in non-flow-through funding from B units, which was applied to working capital. Other closings can be held until December 31, 2004 for the B units.

The Company could also benefit from revenues generated by the exercise of warrants and stock options currently outstanding. These are more fully described in Note 6 to the financial statements entitled CAPITAL STOCK under STOCK OPTIONS PLAN and WARRANTS.

RELATED PARTY TRANSACTIONS

During the interim period ended September 30, 2004, pursuant to the services agreement dated August 1, 2002 with BBH Géo-Management Inc., a company whose sole director is also a director of the Company, the Company paid BBH Géo-Management Inc. the amounts mentioned in Note 7 to the financial statements entitled RELATED PARTY TRANSACTIONS for office space, geological consulting services, professional services, public relations and investor relations. The amounts incurred by the Company through BBH Géo-Management Inc. are comparable to those that the Company would have incurred itself or through other management companies to carry out exploration on its properties.

OUTLOOK

The encouraging drill results obtained in the last quarter on the Discovery project, both on the East lens and the sector 600, warrant more intense exploration work.

Consequently, next quarter, exploration work will focus on the Discovery project. Drilling will continue to test the model based on the intersection of cross-faults at regular intervals of about 600 metres, which corresponds to the location of the West and East lenses as well as the 600 and 1200 sectors. Validation of this model could lead to an increase in the Discovery project resource.

At the same time, a 3D magnetic geophysical study will be done by external, experienced consultants to assist in the delineation of the Discovery project gold zones. This relatively recent technology (1996), which consists of the 3D inversion of magnetic data, allows variations in magnetic sensitivity at depth to be identified. At a cost of in the order of $5,000, this affordable study is a high-tech geoscientific tool that should pinpoint new drilling targets.

On the Cameron project, a ground magnetic survey is presently underway to cover the northwest extension of the deformation corridor identified in 2003. This portion of ground, which is in fact located on the Discovery property, will eventually be integrated into the above-mentioned study. Drilling is expected to begin at the end of 2004.

In the last quarter, management continued and enhanced its efforts to enable the Company to adequately finance ongoing exploration. Thus, despite a difficult market, management has succeeded in raising a total of $1,620,850 in private and public financing since January 2004.

Continuous disclosure documents for the Company can be found on the SEDAR web site at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

FINANCIAL SUMMARY

The following tables present a summary of the main financial elements for the last three financial years and last eight quarters.

FOR THE LAST THREE FINANCIAL YEARS

	2003	2002	2001

Total revenue	$ 19,584	$ 15,877	$ 15,915
Net loss	$ 779,474	$ 920,768	$ 727,479
Net loss per share	$ 0.02	$ 0.05	$ 0.06
Exploration expenses	$ 1,341,156	$ 499,181	$ 210,425
Total assets	$ 2,778,860	$ 2,970,572	$ 1,709,154
Shareholders’ equity
Total	$ 2,632,516	$ 2,831,255	$ 1,523,340

FOR THE LAST EIGHT QUARTERS

2004
	1st Quarter	2nd Quarter	3rd Quarter

Total revenue	$ 2,093	$ 618	$ 691
Net loss	$ 163,778	$ 139,848	$ 128,941
Net loss per share	$ 0.00	$ 0.00	$ 0.00

2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenue	$ 8,771	$ 7,449	$ 2,560	$ 804
Net loss	$ 143,676	$ 162,572	$ 110,164	$ 363,062
Net loss per share	$ 0.01	$ 0.01	$ 0.01	$ 0.02

2002
Total revenue	$ 4,080
Net loss	$ 298,466
Net loss per share	$ 0.03

STRATECO RESOURCES INC.

BALANCE SHEETS

(In Canadian dollars)

	September 30, 2004	December 31, 2003
	(unaudited)	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 35,468	$ 161,417
Restricted cash for exploration work	19,020	200,000
Accounts receivable	81,080	97,954
Prepaid expenses	25,902	16,696

	161,470	476,067

PROPERTIES (Note 4)	68,250	68,250

DEFERRED EXPENDITURES (Note 5)	2,945,022	2,234,543

TOTAL OF ASSETS	$ 3,174,742	$ 2,778,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 7)	$ 240,187	$ 146,344

SHAREHOLDERS’ EQUITY

Capital stock (Note 6)	5,504,352	5,196,375
Deposit on share purchase	407,600	-
Stock options	28,350	7,750
Warrants	53,730	42,500
Deficit	(3,059,477)	(2,614,109)

	2,934,555	2,632,516

TOTAL OF LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,174,742	$ 2,778,860

See notes to unaudited financial statements.

ON BEHALF OF THE BOARD OF DIRECTORS:

“signed”

_____________________________

Guy Hébert, Director

“signed”

_____________________________

Francine Bélanger, Director

STRATECO RESOURCES INC.

STATEMENTS OF EARNINGS AND DEFICIT

(unaudited)

(In Canadian dollars)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2004	2003	2004	2003

INTEREST INCOME	$ 691	$ 2,560	$ 3,402	$ 18,780

GENERAL AND ADMINISTRATIVE EXPENSES

Professional fees	44,780	60,190	155,478	190,582
Legal and audit fees	27,741	35,188	71,520	124,678
Stock-based compensation	7,800	-	7,800	-
Directors’ fees	2,500	-	7,300	-
Shareholder communications	2,664	(5,825)	35,423	19,695
Public relations	19,260	1,502	86,566	8,310
Listing and registrar fees	4,997	2,961	15,413	15,742
Travel expenses	2,301	983	6,362	4,765
Insurance	4,929	4,989	13,019	14,246
Rent	9,000	9,000	27,000	27,000
Office expenses	3,522	5,254	14,792	17,910
General exploration expenses	42	(1,596)	930	11,985
Interest and bank charges	97	78	333	279

	129,633	112,724	441,936	435,192

INCOME TAXES RECOVERED	-	-	(5,966)	-

NET LOSS	128,942	110,164	432,568	416,412

DEFICIT, BEGINNING OF PERIOD	2,930,535	2,140,883	2,614,109	1,834,635

ADJUSTMENT RESULTING FROM A CHANCE IN ACCOUNTING POLICY (Note 3)	-	-	12,800	-

DEFICIT, END OF PERIOD	$ 3,059,477	$ 2,251,047	$ 3,059,477	$ 2,251,047

NET LOSS PER SHARE	$ 0.00	$ 0.00	$ 0.01	$ 0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,731,569	32,510,490	39,733,554	32,510,490

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF DEFERRED EXPENDITURES

(unaudited)

(In Canadian dollars)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2004	2003	2004	2003

EXPLORATION EXPENSES

Consulting and subcontractors	$ 319,837	$ 290,371	$ 594,245	$ 881,334
Professional fees	135	800	6,683	39,178
Management fees	40,143	35,870	70,258	113,150
Travel expenses	16,102	7,784	27,374	31,050
Supplies and equipment rental	2,569	1,585	7,019	10,618
General exploration expenses	1,540	8,858	4,900	31,604

	380,326	345,268	710,479	1,106,934

INCREASE IN DEFERRED EXPENDITURES	380,326	345,268	710,479	1,106,934

BALANCE, BEGINNING OF PERIOD	2,564,696	1,655,053	2,234,543	893,387

BALANCE, END OF PERIOD	$ 2,945,022	$ 2,000,321	$ 2,945,022	$ 2,000,321

See notes to unaudited financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(In Canadian dollars)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2004	2003	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (128,942)	$ (110,164)	$ (432,568)	$ (416,412)
Stock-based compensation	7,800	-	7,800	-

Changes in non-cash working capital items:
Accounts receivable	6,342	25,869	16,874	20,686
Prepaid expenses	(11,929)	(12,503)	(9,206)	(2,871)
Accounts payable and accrued liabilities	202,159	47,727	93,843	(29,381)

	75,430	(49,071)	(323,257)	(427,978)

CASH FLOWS USED BY INVESTING ATIVITIES:

Net increase of deferred expenditures	(380,326)	(345,268)	(710,479)	(1,106,934)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common share issuance	16,000	-	601,850	109,000
Deposit on share purchase	107,600	-	407,600	-
Common share issue costs	(45,977)	-	(282,643)	(13,642)

	77,623	-	726,807	95,358

NET DECREASE IN CASH AND CASH EQUIVALENTS	(227,273)	(394,339)	(306,929)	(1,439,554)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	281,761	875,005	361,417	1,920,220

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 54,488	$ 480,666	$ 54,488	$ 480,666

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

2.

SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements do not include all the disclosure required by general accepted accounting principles for annual financial statements and should be read in conjunction with the notes to the Company’s audited financial statements for the year ended December 31, 2003. Company’s ongoing information may be consulted on SEDAR at www.sedar.com and on EDGAR at www.sec.gov/edgar.shtml.

CASH AND CASH EQUIVALENTS

The Company considers cash and short-term investments maturing within three months or less as cash and cash equivalents.

PROPERTIES AND DEFERRED EXPENDITURES

Properties are recorded at cost. Exploration costs are deferred, net of government assistance received.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Company expenses stock-based compensation provided to its employees and directors, and stock based payments to non-employees, using the fair value-based method for all awards granted or modified after January 31, 2002. The fair value of stock options at the grant date is determined using an option pricing model. Compensation expense is recognized over the vesting period of the stock options.

INCOME TAXES

The Company records its income taxes using the assets liability method. Future income tax assets and liabilities are recorded to take into account the future impact on income taxes of variances between the accounting value of certain assets and liabilities shown on the balance sheet and their respective fiscal values. A valuation allowance is recorded as required to reflect an income tax asset that is more likely to be realized than not. The impact of any changes in income tax rate is recorded in the year in which the rates change.

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

4.

PROPERTIES

	September 30, 2004 (unaudited)	December 31, 2003 (audited)

Discovery and Cameron	$ 68,250	$ 68,250

5.

DEFERRED EXPENDITURES

Properties	Balance at December 31, 2003 (audited)	Exploration costs	Balance at September 30, 2004 (unaudited)

Cardinal	$ 554,855	$ 2,700	$ 557,555
Discovery	1,496,340	422,075	1,918,415
Cameron	183,101	284,985	468,086
Prospecting	247	719	966

	$ 2,234,543	$ 710,479	$ 2,945,022

6.

CAPITAL STOCK

AUTHORIZED

Unlimited number of common shares without par value.

Unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the Board of Directors.

	September 30, 2004 (unaudited)		December 31, 2003 (audited)
	Common shares	Amount	Common shares	Amount

ISSUED AND FULLY PAID

Balance, beginning of year	36,813,402	$ 5,196,375	31,865,485	$ 4,623,490
In consideration of consulting services	-	-	200,000	28,000
In consideration of properties	-	-	150,000	20,250
Flow-through and other financings	3,943,167	601,850	4,597,917	709,000
Common share issue costs	-	(293,873)(b)	-	(184,365)

Balance, end of period(a)	40,756,569	$ 5,504,352	36,813,402	$ 5,196,375

(a)

187,500 common shares are escrowed and cannot be transferred, mortgaged, pledged or otherwise disposed of without the consent of the Autorité des marchés financiers (Quebec Securities Commission)

(b)

This amount includes the agent’s fee, professional fees and other expenses related to the public offering dated April 20, 2004, for a total of $1,019,000. Of this total, $407,600 was received as of September 30, 2004 and is included in shareholders’ equity. The balance of $611,400 was received on October 1, 2004. (See Note 9, « SUBSEQUENT EVENTS »)

AMENDED STOCK OPTIONS PLAN

The Company has an amended stock options plan for officers, directors and consultants. A total of 3,800,000 common shares have been reserved for options. The maximum number of options that can be granted to a participant cannot exceed 5% of the issued and outstanding common shares. The exercise price of the options cannot be lower than the market price on the Montreal Exchange, Canadian Venture Exchange (CDNX) or TSX Venture Exchange (TSX) at the time of granting. The options expire at the date set by the Board of Directors, no later than five years after the date the options were granted.

Amendment

On July 6, 2004, the Company was notified that the amended plan had been approved by the regulatory authorities.

No stock options were granted to a director or consultant during the nine-month period ended September 30, 2004.

Stock options outstanding and stock options exercisable at September 30, 2004 are shown in the following table:

Options outstanding			Options exercisable
Weighted average strike price	Number	Weighted average contractual life (years)	Weighted average strike price	Number
$ 0.15	750,000	1.0	$ 0.15	750,000
$ 0.20	1,248,000	1,4	$ 0.20	1,248,000
$ 0.25	100,000	2.0	$ 0.25	100,000
$ 0.35	100,000	2.0	$ 0.35	100,000
$ 0.19	2,198,000	1.3	$ 0.19	2,198,000

WARRANTS

Changes to the warrants are shown in the following table:

September 30, 2004 (unaudited)
	Number	Weighted average strike price
Balance, beginning of period	4,708,333	$ 0.21
Issued (1) (2)	653,733	$ 0.20
Issued (3) (4)	1,023,000	$ 0.20
Issued (5)	468,750	$ 0.22
Issued (6)	50,000	$ 0.22
Expired	(3,150,000)	-
Balance, end of period	3,753,816	$ 0.21

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

(5)

On June 23, 2004, pursuant to a public offering dated April 20, 2004, the Company issued 937,500 common shares at $0.16 per share and 468,750 warrants for proceeds of $150,000. Each warrant allows its holder to purchase one common share at $0.22 per share until October 20, 2005.

(6)

On July 23, 2004, pursuant to a public offering dated April 20, 2004, the Company issued 100,000 common shares at $0.16 per share and 50,000 warrants for proceeds of $16,000. Each warrant allows its holder to purchase one common share at $0.22 per share until October 20, 2005.

The strike prices and expiry dates for these warrants are as follows:

Strike price	Number	Expiry
$ 0.19	150,000	October 7, 2004
$ 0.20	833,333	Between December 11, 2003 and December 11, 2004
$ 0.25		Between December 12, 2004 and December 11, 2005
$ 0.20	500,000	Between December 3, 2003 and December 3, 2004
$ 0.25		Between December 4, 2004 and December 3, 2005
$ 0,20	653,733	Between January 13, 2004 and January 13, 2005
$ 0.25		Between January 14, 2005 and January 13, 2006
$ 0.20	1,023,000	Between February 16, 2004 and February 16, 2005
$ 0.25		Between February 17, 2005 and February 16, 2006
$ 0.21	75,000	October 7, 2005
$ 0.22	518,750	October 20, 2005
	3,753,816

None of the Company’s warrants were exercised during the nine-month period ended September 30, 2004.

7.

RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2004, a sum of $307,667 ($291,062 in 2003) shown under general and administrative expenses on the statement of earnings and deficit was paid to a company with an officer who is also an officer of the Company.

In addition, management fees of $70,258 ($113,150 in 2003), consulting and sub-contracting fees of $159,437 ($197,311 in 2003) and travel expenses of $27,374 ($31,050 in 2003) included in the statement of deferred expenditures were paid to the same company.

At September 30, 2004, accounts payable and accrued liabilities included an amount of $87,552 ($39,345 in 2003) payable to the same company.

8.

COMMITMENT

On August 1, 2002, the Company signed an agreement with BBH Géo-Management Inc. pursuant to which BBH Géo-Management Inc. will render the following services to the Company: office rent, secretarial, management, administration, accounting and legal services, consulting in geology, investors’ relations and relations with regulatory authorities as well as financing. This agreement will be in force for a three-year period ending August 1, 2005.

9.

SUBSEQUENT EVENTS

Pursuant to the Company’s commitments under the option and joint venture agreement with GéoNova for the acquisition of a 50% undivided interest in the Cameron and Discovery projects, on October 8, 2004, the second anniversary of the agreement, the Company issued GéoNova 150,000 common shares at $0.13 per share with an eight-month resale restriction, and 75,000 warrants. Each warrant gives its holder the right to acquire one common share at $0.16 per share for a 24-month period. These securities were issued as consideration for the acquisition of a portion of a property for $19,500.

On October 25, 2004, pursuant to a public offering dated April 20, 2004, through CTI Capital Inc. acting as broker, the Company issued 3,260,800 common flow-through shares at $0.25 per share and 1,273,750 common shares at $0.16 per share (for the 1,019 A units sold at closings held on June 23, July 23 and September 30, 2004), bringing the flow-through financing to $1,019,000. These A units were payable in two instalments. The second instalment was received on October 1, 2004.

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

11.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

	2004	2003

Net loss per Canadian GAAP, as reported	$ 432,568	$ 416,412

Properties and deferred expenditures (1)	710,479	1,106,934
Deferred tax expenses (2)	-	(431,284)

Net loss and comprehensive income for the year,
according to U.S. GAAP	$ 1,143,047	$ 1,092,062

Net loss per share per Canadian GAAP, as reported	$ 0.01	$ 0.01

Effect of adjustments:
Properties and deferred expenditures(1)	0.02	0.03
Deferred tax expenses (recovery)(2)	-	(0.01)

Loss per share, according to U.S. GAAP	$ 0.03	$ 0.03

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

The effect of the application of the above adjustments on the balance sheet of the Company at September 30, 2004 would be to decrease properties by $68,250 to $0 ($55,500 in 2003 to $0), decrease deferred expenditures by $2,945,022 to $0 ($2,000,321 in 2003 to $0), increase long-term liability by $0 ($208,716 in 2003) and decrease shareholders’ equity by $3,013,272 ($2,264,537 in 2003).

The effect on the statement of cash flows would be a further decrease of $710,479 ($1,106,934 in 2003) in cash flows from operating activities and a decrease of $710,479 ($1,106,934 in 2003) in cash flows used in investing activities.

SCHEDULE 52-109AT2

CERTIFICATION OF DISCLOSURE IN INTERIM FILINGS DURING TRANSITION PERIOD

I, Guy Hébert, President of Strateco Resources Inc., certify that:

1.

I have reviewed the interim filings (as defined in Guideline 52-109 regarding certification of the information presented in annual and interim issuer filings) of Strateco Resources Inc. (the issuer) for the interim period ended September 30, 2004.

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

Date: November 9, 2004

(signed) Guy Hébert

______________________

Guy Hébert

President and Chief Executive Officer

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of September 30, 2004 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) The Company has concluded one closing by public flow-through financing in Quebec, Canada during the reporting period.

During the second quarter, the Company had obtained from the Autorité des marches financiers a visa on April 23, 2004 for a public “flow-through” and non-flow-through financing by final prospectus dated April 20, 2004 to take place only in Quebec, Canada and not registered in the United States of America upon the following terms.

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

As described in Form 10Q-SB for the period ending on June 30, 2004, a first closing was held in Quebec, Canada on June 23, 2004 in which 750 A Units were sold for a total of $750,000 and 150 B Units were sold for an amount of $150,000 for a grand total of $900,000. During the reporting period ending on September 30, 2004, a second closing was held in Quebec, Canada on July 23, 2004 at which 106 A Units and 16 B Units were sold for an amount of $122,000. A third closing was held in Quebec, Canada on September 30, 2004 and 163 A Units were sold for an amount of $163,000. To this date, a total of 1,019 A units and a total do 166 units B have been sold for a total amount of financing of $1,185,000. Following these closings, the Company issued a total of 3,260,800 flow-through shares and a total of 2, 311, 250 common shares. A total of 518,750 warrants were also issued. Other closings could be held until December 31, 2004 for the B Units.

The Company will apply the subscription proceeds to exploration on the Discovery and Cameron projects, to the broker’s fees and issue costs, with the balance to be added to its working capital.

For the period between July 1st and September 30, 2004, the Company obtained through public financing a total of $123,600, with net proceeds in the approximate amount of $ 77,623. The Company used the full amount or 100% of the issuer’s net offering proceeds for the exploration programs on the properties.

During the reporting period, exploration works were conducted on the Cameron project pursuant to a formal Option and Joint Venture Agreement dated October 8, 2002 which was amended on September 3, 2003 retroactively to include the Cameron project, composed of adjacent claims to the Discovery project. This Option and Joint Venture Agreement was fully described in Form 10-QSB for the period ending September 30, 2002 and in the Annual Report Form 10 KSB for the year ended December 31, 2002 and in Form 10QSB for the period ending September 30, 2003.

For the period between July 1st, 2004 and September 30, 2004, the Company conducted minor exploration work on Cameron project in the amount of $4,441 representing 6% of the issuer’s net offering proceeds. A summary of grass roots exploration works conducted during this reporting period on the Cameron project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company conducted during that period exploration works on the Discovery project that amounted at $73,182 representing 94% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company paid to all Company’s directors for their presence to the Directors’ meetings fixed fees in the total amount of $2,500 for the period from July 1st, 2004 to September 30, 2004.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

There has been no matters submitted to a Vote of Security Holders

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

Date:  November 9, 2004

/s/ Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer