Form 10KSB
period 2004-12-31
STRATECO RESOURCES INC
filed 2005-03-31
CIK 1178672

OMB Number: 3235-0420

Expires: April 30, 2006

Estimated average burden

hours per response: 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[     ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission File Number: 0-49942

STRATECO RESOURCES INC.

___________________________________________________________

(Name of small business issuer in its charter)

Quebec, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 Gay-Lussac street, Boucherville, Quebec	J4B 7K1
(Address of principal executive offices)	(Zip Code)

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

As of February 3rd, 2005 the average bid for the common shares for the past 60 days was $0.127 per share and aggregate market value of $6,175,794.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,286,119 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Part II Item 7.

Financial Statements

The Company incorporates for reference as exhibit to the present document the Strateco Resources Inc. consolidated unaudited financial statements for the fiscal year ending December 31, 2004 and audited financial statements for the fiscal year ending December 31, 2003 that include U.S. GAAP reconciliation.  These financial statements follow the signature page of the present document.

At the recommendation of the Securities and Exchange Commission, pending completion of registration process with the Public Accounting Oversight Board in the United States of America by Petrie Raymond, LLP, a Canadian based accounting firm, the financial statements for the year ending December 31, 2004 will be bear the mention "unaudited". Upon approval of registration, the Company will amend the present Form 10-KSB with financial statements bearing the mention "audited" for the year ended December 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes

[     ]

No

[ X ]

PART 1

Item 1.

Business.

In 2004, management pursued its financing efforts. The Company succeeded in raising $2,013,150, enabling it to both maintain the pace of its exploration activities on the Discovery and Cameron projects near Lebel-sur-Quévillon, Québec, Canada, and meet all its contractual obligations. In the first two months of the year, management raised $435,850 through private placements. Management subsequently collected an additional $1,185,000 through a public offering that received final clearance on April 23, 2004. In December 2004, two additional private placements were closed in the provinces of Quebec, Ontario and Alberta in Canada for a total of $392,300.

A sum of $949,517 was spent on exploration in 2004, including $656,807 on the Discovery project for which the Company claimed tax credits of $77,500 and a sum of $292,710 on the Cameron project. Exploration consisted mainly of the compilation of all the results of work done to date and an in-depth interpretation of the available data, followed by drilling. A portion of the funds raised in 2004 will be used for exploration in 2005.

The drilling program on the Discovery project consisted of six holes and four wedges for a total of 6,855 metres of drilling, that was carried out between July 7 and November 15, 2004. Among other things, the program was aimed at better defining the high-grade core of the East lens of the Discovery Zone and further exploring the new 600 sector discovered in December 2003.

The results were compelling, as shown by the assays for holes BD-04-77A and BD-04-77B, drilled to in-fill an 80 by 70-metre area at the heart of the East lens. Hole BD-04-77A returned a grade of 5.03 g/t Au over 13.35 metres, including a richer section of 7.91 g/t Au over 4.15 metres. Hole (wedge) BD-04-77B also returned significant values, with the main zone grading 10.77 g/t Au over 10.10 metres. These two holes also intersected another mineralized zone in the hanging wall adjacent to the main zone, with grades of 5.00 g/t Au over 2.40 metres and 13.60 g/t Au over 0.85 metres.

Two holes and a wedge were drilled on the 600 sector identified during fall 2003 to test a new model based on the intersection of northeast trending striking cross-faults. Several displacements of the gabbro sill (host of the Discovery gold mineralization) by the northeast striking cross-faults were revealed, at regular spacing of about 600 metres. Three of these displacements coincide with the location of the East and West lenses of the Discovery Zone and a high-grade lens on section 1200E. Another large displacement is centred on the 600 sector. The holes drilled on this section returned interesting gold intersections from structures A and B, the best being 5.15 g /t Au over 2.75 metres and 5.12 g/t Au over 1.25 metres.

In September 2004, line cutting took place on the southwestern portion of the Discovery project to re-establish the survey grid, following which a detailed ground magnetic survey was done. The new grid and the magnetic survey covered the northwest extension of the Cameron structure identified on the adjacent Cameron property. In order to define new drill targets for 2005, the Company had consultants Mira Geoscience Ltée carry out a 3D geological and magnetic modelling study. The study was aimed at identifying new areas along a 3.5-kilometre gabbro sill that hosts the Discovery gold mineralization. Four new targets were identified above the -500-metre level.

Between February 26 and April 6, 2004, seven holes totalling 2,411 metres were drilled on the Cameron project. The property covers five kilometres of the Cameron deformation corridor, or, more specifically, the western extension of the host structure of the Flordin and Cartwright deposits. It is centred on a major bend in this regional structure, which remains relatively unexplored despite the proximity of numerous gold showings and deposits.

The holes drilled in 2004 were aimed in part at testing various induced polarization anomalies identified by a survey conducted in 2003. Two holes were drilled in the fall of 2003, with hole CAM-03-2 intersecting a major, 60-metre thick deformation zone that returned a section of 0.46 g/t Au over 6.40 metres.

No interesting gold mineralization was intersected by the holes drilled in 2004. However, exploration carried out by the Company confirmed the presence of a major structural discontinuity less than two kilometres south of the Discovery Zone. The holes drilled in April 2004 on a loose, approximately 700-metre grid allowed the location of the target structure to be established over a length of 2.1 kilometres. To date, the property has been tested to a depth of only -100 metres. The potential for the discovery of an Archean mesothermal-type gold deposit remains intact.

Compilation and interpretation work completed to date has revealed a pattern of northeastern trending faults that cut the known northwest-striking gold-bearing deformation zones on the Discovery project. The presumed extensions of these faults onto a still unexplored section of the Cameron project represent select targets.

Investor relations remained a high priority for management in 2004. The increased presence of your president in Toronto combined with the efforts of Toronto investor relations firm Cavalcanti Humes Funfer Inc. (CHF) succeeded in enhancing the Company’s visibility with investment professionals.

On behalf of the Board of Directors,

Guy Hébert, President

February 3, 2005

Item 2.

Properties.

The Company owns 100% of two mining properties and has interests in or options on three other mining properties. These properties are all located in Québec, Canada and cover 435 claims for a total area of 16,628 hectares.

Discovery Project

Claims

Location and Access

The Discovery project comprises the Desjardins and Borduas-Martel properties, which lie 45 kilometres northwest of Lebel-sur-Quévillon, Québec, Canada, in Bruneau and Desjardins townships.

The properties are easily accessible by the gravel road that connects Lebel-sur-Quévillon with Matagami. A large network of logging roads provides access to various parts of the property.

Mining Claims

The Desjardins and Borduas-Martel properties are made up of 65 contiguous claims covering an area of 1,612 hectares. The claims belong to GéoNova Explorations Inc. (“GéoNova”), a wholly-owned subsidiary of Campbell Resources Inc. (“Campbell”).

Homestake Canada Inc. (“Homestake”) has a 1 to 3% NSR on the 28 Desjardins property claims. Fourteen of these 28 claims are also subject to a 20% net profits interest payable to Noranda Inc. The Borduas-Martel property claims are subject to an NSR of up to 2% or $1.00 per tonne on mineral substances milled or sold, payable to Messrs. Jean-Jacques Martel and Bernard Borduas.

On June 4, 2002, the Company signed a letter of intent with Campbell, amended on June 14, 2002 with GéoNova, pursuant to which it obtained an option to acquire a 50% interest in the Discovery project. The agreement allows the Company to earn its interest by funding $4,500,000 in exploration over a maximum period of four years, including a $750,000 in the first year, and by issuing 600,000 common shares over three years. The shares are subject to a hold period and all of these shares have now been issued. Each share was accompanied by half a warrant, with a whole warrant entitling its holder to acquire one share of the Company at a price equal to the weighted-average price of the shares on the TSX Venture Exchange for the 10 days prior to issuance, plus a premium of 20%. The warrants are exercisable for a 24-month period.

Exploration

The Discovery project lies in the eastern extension of the Harricana-Turgeon belt.

Previous exploration conducted on the Discovery project from 1986 to 1998, particularly by Homestake and GéoNova, led to the delineation of the Discovery gold-bearing zone for a distance of over 800 metres and to a depth of 600 metres. The Discovery mineralized zone splits into three subvertical gold-bearing lenses, each 100 to 200 metres wide. On the East lens, the two deepest holes drilled below the -400-metre level returned intersections of 11.97 g/t Au over 4.35 metres and 12.40 g/t Au over 2.00 metres. On the Central lens, the deepest hole drilled at the -580-metre level returned 4.33 g/t Au over 7.59 metres, including 5.51 g/t Au over 5.11 metres.

In December 1997, GéoNova estimated the geological resources of the Discovery Zone at 2,120,520 tonnes grading 5.11 g/t Au over an average horizontal thickness of 6.85 metres, including 1,250,595 tonnes grading 6.85 g/t Au over an average horizontal thickness of 3.41 metres.

The Company conducted its initial exploration program on the Discovery project between mid-October and late November 2002. The program consisted of 2,029 metres drilling, preceded by two structural studies carried out for the Company by engineering firm SRK. The first study was conducted on the Discovery Zone to determine the fundamental controls on the shape and distribution of the known gold mineralization. The second, a regional study, was carried out to enhance the understanding of the area in preparation for further exploration outside the Discovery mineralized corridor.

The drilling program, the first on the project since 1997, consisted of five NQ-calibre holes drilled to test the lateral extension of the East lens of the Discovery Zone and to further explore the southeast continuity of the Discovery structural corridor. The results proved to be encouraging. Hole BD-02-67A (Section 0+75W), which intersected the East lens at a vertical depth of -370 metres, returned 12.84 g/t Au over 8.85 metres, including 18.26 g/t Au over 5.75 metres.

In 2003, the Company drilled 15 holes and 10 wedges totalling 11,254 metres. The primary purpose of this program was to better delineate the gold mineralization of the Discovery Zone and to clarify the structural context in preparation for a new resource estimate.

On the East lens, the intersections obtained indicated a 150-metre by 75-metre core with subvertical longitudinal elongation. The East lens remains open at depth. The results obtained included a 4.50-metre interval grading 10.26 g/t Au at a vertical depth of 360 metres in hole BD-03-67B (Section 0+75W).

Drilling on the West lens was aimed at the -200 to -500 metre level. Results included 8.92 g/t Au over 4.30 metres at a depth of -200 metres in hole B-03-98 (Section 7+00W). Hole B-03-100A (Section 7+70W), which intersected the target at a vertical depth of  -410 metres, returned a 5.00-metre section grading 8.99 g/t Au.

Wildcat hole BD-03-76, drilled 600 metres to the east of the East lens on an unexplored section of the property led to the discovery of the 600 sector. Three mineralized lenses were intersected, two of which returned interesting results, namely 7.00 g/t Au over 1.75 metres and 5.85 g/t Au over 2.20 metres.

In October 2003, SRK performed a new resource estimate using geostatistical methods. The estimate was prepared in compliance with Canadian National Instrument 43-101 and was preceded by a detailed review of the entire database.

SRK estimated the mineral resource of the Discovery Zone using a total of 198 holes representing 10,425 metres of drilling.

RESOURCES	TONNES	GRADE (g/t Au)	OUNCES OF GOLD

Inferred	1,660,517	4.31	230,101
Indicated	276,209	4.94	43,869

In 2004, the Company conducted a 4,444-metre drilling program. Carried out between July 7 and November 15, the program consisted of six holes and four wedges. The holes drilled in 2004 were primarily aimed at better defining the high-grade core of the East lens of the Discovery Zone and further exploring the new 600 sector discovered in December 2003.

Results for the holes drilled to in-fill an 80- by 70-metre area at the heart of the East lens were compelling. Hole BD-04-77A, drilled on section 0+50W, returned a grade of 5.03 g/t Au over 13.35 metres, including a richer section of 7.91 g/t Au over 4.15 metres. Hole (wedge) BD-04-77B returned significant values, with the main zone grading 10.77 g/t Au over 10.10 metres. These two holes also intersected another mineralized zone in the hanging wall of the main zone, with grades of 5.00 g/t Au over 2.40 metres and 13.60 g/t Au over 0.85 metres.

Hole (wedge) BD-04-74B (Section 1+05W), drilled on the extension of the East lens at depth, indicated that the main zone of this lens has pinched out by the -600-metre level. The lens remains open between -475 and -600 metres.

Two holes and a wedge were drilled for a total of 1,682 metres on the new 600 sector identified in the fall of 2003. These holes were drilled to test a new model based on the intersection of northeast trending striking cross-faults. Several displacements of the gabbro sill (host of the Discovery gold mineralization) by the northeast-striking faults were revealed at regular spacings of about 600 metres. Three of these displacements coincide with the location of the East and West lenses of the Discovery Zone and a high-grade lens on section 1200E. Another large displacement is centred on the 600 sector. The holes drilled on this section returned encouraging gold intersections from structures A and B, the best being 5.15 g /t Au over 2.75 metres and 5.12 g/t Au over 1.25 metres.

In September 2004, line cutting took place on the southwestern portion of the Discovery project to re-establish the survey grid, following which a detailed ground magnetic survey was done. The new grid and the magnetic survey covered the northwest extension of the Cameron structure identified on the adjacent Cameron property.

In order to define new drill targets for 2005, the Company had consultants Mira Geoscience Ltée carry out a 3D geological and magnetic modelling study. The study was aimed at identifying new areas along a 3.5-kilometre gabbro sill that hosts the Discovery gold mineralization. Four new targets were identified above the -500-metre level.

Cameron Project

Location and Access

The Cameron project lies adjacent to the Discovery project in Bruneau and Desjardins townships, about 45 kilometres northwest of Lebel-sur-Quévillon, Québec in Canada.

Mining Claims

The Cameron project consists of 59 contiguous mining claims covering an area of 1,759 hectares. All the claims are registered to GéoNova. The claims acquired by the Company in December 2002 and March 2003 through staking are subject to the GéoNova agreement through which the Company may earn a 50% interest by funding $4,500,000 in exploration expenses over four years.

The property is located in the eastern extension of the Harricana-Turgeon Belt. Exploration was first carried out in the area in the early 1930s. Mining companies such as Esso Minerals (“Esso”), Homestake and GéoNova conducted intensive exploration to the north on the Discovery project and to the southeast on the Chieftain and Gander projects. The little exploration done on the Cameron project consisted of a few reverse circulation holes drilled by Esso on the southeastern tip of the property that returned anomalous values.

Gold Potential

The Cameron project was acquired for its potential to host an Archean mesothermal-type gold deposit based on the regional structural study done by SRK in the fall of 2002. The study revealed the presence of a discontinuity to the south of the Discovery deposit which was interpreted as the western extension of the known deformation zone near the Flordin and Cartwright gold deposits, several kilometres to the east.

The property lies along an SE-striking section of a regional network of interconnected deformation corridors extending east from the Québec-Ontario border and crossing the volcanic zone to the north of the Abitibi Greestone Belt. This network of intense deformation zones (Cameron-Casa-Bérardi deformation zone) represents a geological discontinuity characterized by narrow linear stratigraphic sedimentary basins that interrupt the structural and stratigraphic pattern, a prime environment for ultramafic and syenite intrusions.

In the immediate vicinity of the Cameron project, the Cameron shear shows a pronounced bend in direction in an otherwise linear northwest-southeast corridor. In this area, the interrupted magnetic patterns indicating strong deformation are interpreted as evidence of faults and folding of the lithology. Such structures are high priority targets for gold exploration.

Exploration Works

In June 2003, following its acquisition of the project, the Company cut new lines parallel to the Discovery project line network over an area of approximately 8.6 kilometres. Linecutting was followed by a ground magnetic survey aimed at improving the resolution of the local magnetic field and highlighting the structural interpretation of the magnetic patterns. Prospecting was carried out in parallel with the geophysical survey. A single outcrop was identified, consisting of a gabbro similar to that hosting the Discovery mineralization.

In November 2003, the Company drilled two stratigraphic holes for a total of 942 metres. The second hole intersected a major, 60-metre wide deformation zone, located less than two kilometres south of the Discovery Zone.

This deformation zone is affected by a ferrous carbonate alteration and contains 2-10% quartz-ankerite veins and 1-3% pyrite throughout. There are several zones of more intense deformation and alteration that returned anomalous gold values, including a section of 0.46 g/t Au over 6.40 metres containing an interval of 1.20 g/t Au over 1.00 metre. A magnetic gabbro similar to that which hosts the Discovery mineralization flanks the deformation zone to the south. The ferrous carbonate alteration, the presence of quartz-ankerite veins and the anomalous gold values all indicate a gold-bearing hydrothermal system.

Between late February and early April 2004, the Company carried out a drilling program totalling 2,411 metres in seven holes. This program was aimed at testing various induced polarization anomalies identified by a survey conducted in 2003. Four of these holes drilled on a loose 700-metre grid tested the eastern extension of the deformation zone intersected by hole CAM-03-2 over a distance of 2.1 kilometres. The four holes confirmed the presence of a deformation corridor.

Hole CAM-04-3 intersected a deformation zone about 13 metres thick, containing 2-10% quartz-ankerite veins with iron carbonate alteration. No sulfide-vein alteration was seen, however, and no gold mineralization was intersected during the program.

The holes drilled in 2004 allowed the location of the target structure to be established over a distance of 2.1 kilometres. To date, the property has been tested to a depth of only -100 metres.

Meanwhile, the area to the west of hole CAM-03-2, the only hole to intersect positive gold values, remains unexplored. This area corresponds to the presumed extension of the northeast trending fault pattern that intersects the northwest striking gold-bearing deformation zones identified on the Discovery project.

Cardinal Property

The Cardinal property lies in the Otish Mountains basin, in the James Bay area between the head of the Eastmain River and Lake Mistassini, about 300 kilometres northeast of Chibougamau, Québec, Canada. It straddles the 52nd parallel.

The property is wholly owned by the Company and is not subject to any royalty claims. It covers 205 mining claims for a total area of 10,892 hectares. The Cardinal property is currently accessible only by floatplane or helicopter. The Eastmain mine winter road runs a few dozen kilometres to the east of the property.

Acquired in 2001 for its diamond potential, the property occupies a clearly strategic position.

Between September and July 2001, Strateco conducted three till sampling programs for a total of 232 samples. The sampling was done by IOS Services Géoscientifiques Inc. (“IOS”). Samples were processed in the IOS laboratories to extract the accompanying minerals of kimberlite origin and were analyzed by microprobe at Université Laval. A total of six pyrope, diamond-inclusion-field chromite and chromiferous picroilmenite type indicator minerals were identified.

Work began on the property in mid-March 2002, consisting of an airborne magnetic survey and systematic detailed till sampling, both conducted simultaneously.

In April 2002, a 1,960 line-kilometre high-resolution aeromagnetic survey was conducted for the Company by Fugro Airborne Surveys Inc. (“Fugro”) on flight lines spaced at 100 metres. Interpretation of the survey by C. St-Hilaire, a geophysicist with Fugro Sial, revealed the presence of 52 anomalies, 10 of which were deemed high priority. The survey was reinterpreted in the fall of 2002 by M. Martin, an independent geophysicist.

The results of exploration conducted on the property in 2002 lead the Company to undertake a drilling program in 2003. This program, which took place from April 12th to 25th, was preceded by a ground magnetometer survey in February 2003 on thirteen potential targets. Based on the results interpretation, six targets were selected for drilling and six holes were drilled for a total of 500 metres.

No kimberlite bodies were intersected, with the anomalies explained by local magnetite concentrations in the amphibolites and granites. An unexpectedly thick, 25-metre overburden layer was encountered in four of the six holes.

The mining claims were renewed in the summer of 2003. No significant work was done on the property in 2004.

Other Properties

Quénonisca Property

The Quénonisca property consists of 78 claims for a total area of 1,245 hectares. It lies 180 kilometres northwest of Chibougamau, Québec, Canada. On February 26, 1996, Altavista obtained an exclusive, irrevocable option from SOQUEM to acquire a 50% undivided interest in the Quénonisca property as consideration for exploration work to be carried out under SOQUEM’s direction for a total of $75,000, plus an undertaking by Altavista to subsequently finance a minimum of $127,500 in exploration work by February 28, 1997. In 1997, stripping and drilling were carried out on the property. The best hole returned values of 1.08% Zn, 0.44% Pb and 7.5 g/t Ag over 3.80 metres, including 2% Zn, 7.00 g/t Ag and 0.53% Pb over 0.90 metres. In 1998, three sulfide occurrences in stockworks were discovered on the Montagnes-Nord grid by SOQUEM. These showings were the Perséïdes (2.05% Cu), St-Georges (2.21% Pb and 0.46% Zn) and Renversé (1.75 g/t Au, 4.26% Pb and 0.83% Zn).

In 1999, SOQUEM carried out a linear 19.6 line-kilometre magnetometer and Max-Min survey on the Montagnes-Nord grid. Various good conductors were detected by this survey.

In the fall of 2000, SOQUEM conducted a 1,050-metre, eight-hole drilling program in order to test the best conductors detected in 1999. Numerous sections of mineralized cherts ranging in width from 6 to 21 metres and containing over 0.50% base metals (Zn-Pb) were intersected. Several lenses of pyrrhotite-rich massive sulfides were identified, with hole 00-10 returning the most significant values: 1.65% Zn, 2.69% Pb and 37.60 g/t Ag over 1.35 metres. Strateco contributed 50% of the total $201,173 program cost for 2000.

No significant work was carried out on the Quénonisca property since 2001.

Montbray Property

The Montbray property consists of 28 claims in central Montbray Township covering an area of 1,120 hectares some 30 kilometres west of Rouyn-Noranda, Québec, Canada. The property is accessed by trails off a gravel road that connects to the paved road linking Rouyn and La Sarre.

In 1996, Altavista conducted detailed geological mapping and stripping, leading to the discovery of two networks of gold veins, the Tarsac and St-Martin showings, and confirming the existence of a third network, the Montbray showing. Channel sampling on the Montbray showing returned values of 17.53 g/t Au over 0.75 metres and 4.51 g/t Au over 2.50 metres. Nine holes drilled shortly thereafter confirmed the extension of the Montbray showing at depth and laterally, as well as the extension of the Tarsac showing at depth and to the north. The best values were 7.67 g/t Au over 2.35 metres and 2.96 g/t Au over 2.18 metres.

During the fall of 2000, Strateco carried out an induced polarization survey followed by a 683-metre, four-hole drilling program to test the eastern extension of the gold-bearing structure identified on the adjacent Agnico-Eagle property. Hole MB-01-12 returned the most significant result: 1.38 g/t Au over 1.55 metres, associated with a fault zone.

The Montbray property mining claims were renewed in 2004. Strateco did not carry out any significant work on the property since 2001.

Item 3.

Legal proceedings.

There are no legal proceedings pending against the Company.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no new matters submitted to a Vote of Security Holders since the filing of Form 10-QSB as of September 30, 2004.

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

	2004	2003	2002
Rate at end of Period	1.2034	1.2923	1.5776
Average Rate During Period	1.3016	1.4012	1.5703
High Rate	1.3970	1.4262	1.6184
Low Rate	1.1775	1.3792	1.5028

The high and low exchange rates for each month during the previous six months are as follows:

	July	August	September	October	November	December
	2004	2004	2004	2004	2004	2004
High rate	1.3325	1.3300	1.3069	1.2180	1.2243	1.2414
Low rate	1.3099	1.2978	1.2616	1.2727	1.1759	1.1837

On February 3, 2005 the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $ 1.00 USD=$1.2424 CND.

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

	High	Low	Volume
2000
November 7, 2000 to December 31, 2000	$0.40	$0.11	1,458,375
2001
First Quarter	$0.28	$0.11	646,741
Second Quarter	$0.25	$0.12	446,125
Third Quarter	$0.18	$0.10	216,750

Canadian Venture Exchange (CDNX) now called TSX Venture Exchange

The Company’s shares are listed on the Canadian Venture Exchange (CDNX), from October 1, 2001 to May 15, 2002 as Strateco Resources inc. (RSC). Since May 1, 2002 Canadian Venture Exchange (CDNX) is called TSX Venture Exchange.

	High	Low	Volume
2001
Fourth Quarter	$0.35	$0.11	1,317,805
2002
First Quarter	$0.30	$0.12	1,724,608
Second Quarter	$0.29	$0.14	2,494,500
Third Quarter	$0.21	$0,14	704,700
Fourth Quarter	$0.19	$0.12	2,227,000
2003
First Quarter	$0.21	$0.10	3,268,900
Second Quarter	$0.14	$0.07	1,825,600
Third Quarter	$0.155	$0.09	2,908,500
Fourth Quarter	$0.190	$0.12	7,377,600
2004
First Quarter	$0.220	$0.130	7,652,400
Second Quarter	$0.200	$0.125	2,795,600
Third Quarter	$0.180	$0.120	1,551,000
Fourth Quarter	$0.140	$0.090	3,672,200
2005
January 1, 2005 To February 3, 2005	$0.145	$0.115	514,300

On February 3, 2005, the closing bid price of the Common Shares on the TSX Venture Exchange was $0.115 per share. At February 03, 2005, 770,634 Common Shares were held by 15 registered holders in the United States, representing an aggregate of 0.016 % of the Company’s total issued and outstanding Common Shares. The Company is not listed for trading on any securities exchange in the United States, and there has been no active market in the United States for the Common Shares.

Price Fluctuations, Share Price Volatility

Securities markets in Canada have experienced a high level of price and volume volatility in recent years, with many resource companies experiencing wide price fluctuations not necessarily related to operating performance or underlying asset values of such companies. The Company’s shares traded between $0.075 and $0.21 during 2003 and between $0.22 and $0.09 during 2004. The Company’s shares traded between $0.18 and $0.12 during the third quarter of 2004, between $0.14 and $0.09 during the fourth quarter and between $0.145 and $0.115 from January 1, 2005 to February 3, 2005. No assurance can be made that the Company’s share price and volume will not continue to fluctuate materially.

(c)

Private offerings in Quebec, Canada

The Company has given information in its Form 10-KSB for the year ended December 31, 2002 and 2003 on the convention for an option agreement to acquire an interest of 50% on the Discovery Project and a joint venture agreement with GéoNova Explorations Inc. (“GéoNova”) on October 8, 2002. This agreement was modified on September 3, 2003 retroactively to October 8, 2002 to add the Cameron Project to the Discovery Project to constitute the “property” on which the Company can acquire a 50% interest by spending the same amount and issuing the same number of shares and warrants as detailed in Part I-Item 1.

Pursuant to this agreement, the Company issued on October 8, 2004, 150,000 common shares at the price of $0.13 per share and 75,000 warrants to purchase a share at the price of $0.16 per share for a period of 24 months to GéoNova. Pursuant to the terms of the agreement and the requirements of TSX Venture Exchange in Canada, these shares are subject to a resale restriction of 8 months and the warrants to a resale restriction for a period of 4 months.

During the fourth quarter of the year ending December 31, 2004, the Company closed three private placements in Québec, Canada as detailed in the following table and obtained an exemption from the prospectus requirements from the Quebec Securities Commission now called “Autorité des marchés financiers” and the authorizations from the TSX Venture Exchange for each offering:

Date of offering	Offering	Amount of offering	Number of shares	Price per share	Number of warrants	Price of exercise of warrants	Dates of expiry
Oct.8, 2004	GéoNova	Option agreement	150,000	$0.13	75,000	$0.16	Oct.7, 2006
Dec. 30, 2004,	Northern Precious Metals 2004 Limited Partnership (1)	$150,500	1,075,000 flow-through common shares	$0.14	0
Dec.30, 2004	Research Capital Corporation (2)	$205,800	1,470,000 flow-through common shares	$0.14	0
Dec.30, 2004	Research Capital Corporation	$36,000	300,000	$0.12	150,000	$0.20	Dec.30, 2006
Dec.30, 2004	Research Capital Corporation	Broker's warrants			177,000	$0.20	Dec 30, 2006

(1)

In exchange of an offering of $150,500 the Company issued 1,075,000 flow-through common shares. The Company committed itself to use these sums on Canadian exploration expenses and to renounce in favor of Northern Precious Metals 2004 Limited Partnership to Canadian and Quebec tax rebates for Canadian exploration expenses.

(2)

In exchange of private offering in the provinces of Ontario and Alberta in Canada through  Research Capital Corporation in the amount of $205,800, the Company issued 1,470,000 flow-through common shares. The Company committed itself to use these sums on Canadian exploration expenses and to renounce in favor of the accredited investors to Canadian tax rebates for Canadian exploration expenses.

The Company was at the time of these private placements under the jurisdiction of the Autorité des marches financiers (Quebec Securities Commission) and obtained from it an exemption to file a prospectus for each private placement according to the rules and regulations of the Quebec Securities Act and Quebec’s Regulations concerning securities and obtained also authorizations from the TSX Venture Exchange in Canada to issue the common shares and warrants described in these placements.

These private placements were exempted from registration in the United States.

(d)

Public offering in Quebec, Canada

The Company discussed in details in its Form 10-QSB for the quarter ended June 30, 2004, 2003 a public offering conducted under a visa for prospectus of the Quebec Securities Commission dated April 20, 2004 and the approval of the TSX Venture Exchange (TSX) in Canada to issue the common shares and warrants described in this public offering. This public offering was not registered in the U.S. since it was not offered in the U.S. but only in Canada. This public offering is detailed as follows:

On April 23, 2004, the Company received the final visa for a prospectus offering of up to $3,000,000 including $2,000,000 in flow-through shares in Quebec, Canada, from the Quebec Securities Commission. TSX Venture Exchange (TSX) had approved conditionally the issuance of shares and warrants of this public offering. The maximum offering was of 3,000 A units and 500 B units. On September 30, 2004, the last closing took place and the public offering was completed with the sale of 1,019 Units A representing a total of 3,260,800 flow-through common shares and 1,273,750 common shares and the sale of 166 B Units representing 1,037,500 common shares and 518,750 warrants. Each warrant gives the right to its holder to subscribe a common share at the price of $0.22 per share until October 20, 2005 with a total of $1,185,000 subscribed for.

(e)

Use of proceeds

Pursuant to the flow-through financing for which closings took place on June 23, July 23 and September 30, 2004, the Company undertook to incur $815,200 in exploration expenses before December 31, 2005. This sum will be primarily used on exploration on the Discovery and Cameron Projects.

The proceeds of the private placements realized in the last quarter of the year 2004, in the amount of $356,300, will be used of the following manner: $ 240,921 on exploration of Discovery and Cameron Projects and $36,000 on working capital expenses. The Company anticipates possibly using the proceeds for another project if the results obtained do not justify further expenses and the Company reserves the right to reallocate the use of proceeds as it deems appropriate in the best interests of the Company and its shareholders.

For the period between September 30, 2004 and December 31, 2004, exploration works on the Discovery Project amounted at $233,196 representing 24% of the issuer’s net offering proceeds of both public and private financings. A summary of exploration works conducted during this reporting period on the Discovery Project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also conducted during that period exploration works on Cameron Project in the amount of $7,725 representing less than 5% of the issuer’s net offering proceeds of both public and private financings. A summary of grass roots exploration works conducted during this reporting period on the Cameron Project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also spent during that period exploration related expenses on Cardinal Property in the amount of $3,528 representing also less than 5% of the issuer’s net offering proceeds of both public and private financings.

The Company paid payments from the proceeds to independent directors fixed fees for their presence to the Board of Directors Meetings and Audit committee meetings in the amount of $9,900.

(f)

Holders

As of February 3, 2005, the Company has no holder of debentures and had 122 holders of records of which 15 are holders of records in the United States. C.D.S. & Co. represents several unidentified holders in Canada and CEDE & CO several unidentified holders in the United States of America. According to Computershare of Canada, approximately 174 shareholders of common shares are known to be residents of the United States.

(g)

Dividends

The Company has not paid any dividends since its incorporation and does not anticipate as of February 3, 2005, the payment of dividends in the foreseeable future. At present, the Company’s policy is to retain earnings, if any, to finance exploration on its properties. The payment of dividends in the future will depend upon, among other factors, of the Company’s earnings, capital requirements and operating financial conditions.

(h)

Equity compensation plan information

The Company doesn’t have any Compensation plan under which equity securities are authorized for issuance.

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(a)

Plan of operation

The Company believes it can satisfy its cash requirements through December 31, 2005 since it completed four private offerings in Quebec, Canada in 2004 and three closings on the public offering for an amount of $2,013,150. Warrants and stock options detailed in the Financial Statements could also be exercised during this period.

Parts of these sums must be spent on exploration works since $1,171,500 was obtained by the sale of flow-through shares giving to shareholders tax rebates in Canada.

For 2005, the Company will concentrate its efforts on the gold exploration sectors in Canada. The Company is already engaged in and will continue during this period, exploration works for gold exploration on the Discovery and Cameron Projects. Following the industry trends and demands, the Company is also considering the acquisition of properties to conduct exploration works for gold. To that end, a new public offering in Quebec, Canada, might be needed and completed during that period.

The Company does not expect any changes or more hiring of employees since the contracts are given to consultants and sub-contractors specialized in specific fields of expertise for the exploration works.

(b)

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of the Company

The Company was incorporated under the Canadian Business Corporations Act on April 13, 2000.

The Company is primarily engaged in the exploration of mining properties with a view to commercial production. The Company does not presently have any properties in production. The Company owns or has interest in various mining properties in Québec.

Recovery of the cost of mining assets is subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to pursue exploration and development of its properties and profitable future production or the proceeds from the sale of properties.

The Company must periodically obtain additional funds to pursue its activities, and its ability to do so in the past is no guarantee of its success in doing so in the future.

Selected Annual Information

	December 31, 2004 $ (12 months)	December 31, 2003 $ (12 months)

Income
Interest	4,886	19,584
Expenses
General and administrative expenses	567,449	547,691
Income tax credits and mining duties	(6,325)	-
Write-off of deferred expenditures and mining properties	-	251,367

Net loss	556,238	779,474

Net loss per share, basic and diluted	0.01	0.02
Total assets	3,878,400	2,778,860
Current liabilities	143,603	146,344
Shareholders’ equity	3,734,797	2,632,516

Results of Operations

The Company posted a net loss of $556,238 for fiscal year 2004 compared to $779,474 for fiscal year 2003. The main reason for the lower loss in 2004 was the lack of deferred expenditures and mining property write-offs, compared with a write-off of $251,367 in 2003. The Company had no sales as none of its properties are in production. Interest income fell by nearly 75% in 2004 due to a substantial decline in amounts invested and interest rates. The 3.6% increase in general and administrative expenses was primarily due to higher investor relations expenses, which totalled $110,297 in 2004 compared to $20,000 in 2003. Most of the 2004 expenses were attributable to the hiring of investor relations firm Cavalcanti Hume Funfer Inc. (“CHF”). Legal and accounting expenses fell by 37.4% in 2004, due in large part to a change in accounting firms. Expenses for taxes, permits and restoration also declined substantially, amounted to $930 in 2004 compared to $21,676 in 2003, as the 2003 expenses were one-time charges related to dropping the Santa Anna project. In 2004, the Board of Directors adopted a policy regarding compensation of external directors of the Company, resulting in an expense of $9,900.

Quarterly Financial Information

The following table contains selected financial information for the last eight quarters.

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenue	$2,093	$618	$691	$1,484
Net loss	$163,778	$139,848	$128,942	$123,670
Net loss per share	$0.00	$0.00	$0.00	$0.00

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenue	$8,771	$7,449	$2,560	$804
Net loss	$143,676	$162,572	$110,164	$363,062
Net loss per share	$0.01	$0.01	$0.01	$0.02

Cash Flow

The Company’s current cash flow situation will require the injection of funds from private placements, public offerings, and the exercise of stock options and warrants, which should suffice to meet our flow-through commitments and ensure the continuity of the exploration programs planned for the rest of 2005. The Company will continue to monitor the state of the financial markets in order to meet its ongoing financing requirements.

Sources of Financing

In 2004, the Company closed several private placements ($828,150) and one public offering ($1,185,000) for a total of $2,013,150. No stock options or warrants were exercised during the year.

Dividend Policy

The Company has not declared any cash dividend on its outstanding common shares since its inception. Any future dividend payment will depend on the Company’s financial requirements for its exploration programs and future growth, as well as any other factor that the Board of Directors may deem necessary under the circumstances. It is unlikely that any dividend will be paid in the near future.

Off Balance-Sheet Arrangements

The Company has no off balance-sheet arrangements.

Related Party Transactions

The Company conducted the following transactions with another company that a Strateco’s director also serves as director for.

	2004	2003

Expenses capitalized under deferred expenditures
Management fees	$ 95,000	$ 169,000
Consultant and sub-contractor fees	$ 213,000	$ 242,000
Travelling expenses	$ 25,000	$ 22,000

General and administrative expenses on the earnings statement
Professional fees	$ 193,000	$ 210,000
Legal fees	$ 60,000	$ 73,000
Investor relations	$ 24,000	$ -
Rent and car	$ 39,000	$ 39,000
Share issue costs accounted for in reduction of capital stock.	$ 97,000	$ 84,000

Accounting Value of Mining Properties

At the end of each year, work done is assessed to determine the future potential of each property, and write-offs are taken as appropriate.

Changes in Accounting Policy

Since January 1st, 2004, the Company applied the fair value-based method for the accounting of stock-based compensation granted to directors and employees as described under Note 3.

Financial Instruments

Fair Value

Cash and cash equivalents, amounts receivable, cash restricted to exploration, accounts payable and accrued charges are financial instruments whose fair value approximates their accounting value due to their short term and current market rates.

Interest Rate Risk at December 31, 2004

The management considers that the Company is not exposed to any interest rate risk.

Outstanding Share Data

The Company may issue an unlimited number of common shares, without par value.

At February 3, 2005, 48,286,119 shares were issued and outstanding.

Risks and Uncertainties

Exploration and Mining

Exploration and mining activities are subject to a high level of risk. Few exploration properties reach the production stage. Unusual or unexpected formations, fires, power failures, labour conflicts, floods, rockbursts, subsidence, landslides and the inability to locate the appropriate or adequate manpower, machinery or equipment are all risks associated with mining activities and the execution of exploration programs.

The development of resource properties is subject to many factors, including the cost of mining, variations in the material mined, fluctuations in the commodities and exchange markets, the cost of processing equipment and other factors such as aboriginal claims, government regulations including in particular regulations on royalties, authorized production, importation and exportation of natural resources and environmental protection. Depending on the price of the natural resources produced, the Company may decide not to undertake or continue commercial production. There can be no assurance that the exploration expenses incurred by the Company will result in the discovery of commercial quantities of ore. Most exploration projects do not result in the discovery of ore.

Environmental and Other Regulations

Current possible or future environmental legislation, regulations and measures may entail unforeseeable additional costs, capital expenditures, restrictions or delays in the Company’s activities. The requirements of the environmental regulations and standards are constantly re-evaluated and may be considerably increased, which could seriously hamper the Company or its ability to develop its properties economically. Before a property can enter into production, the Company must obtain regulatory and environmental approvals. There can be no assurance that such approvals will be obtained, nor that they will be obtained in a timely manner. The cost related to assessing changes in government regulations may reduce the profitability of the operation or altogether prevent a property from being developed. The Company considers itself to be in material compliance with the existing environmental legislation.

Financing and Development

The Company has incurred losses to date and does not presently have the financial resources required to finance its planned exploration and development programs. Development of the Company’s properties therefore depends on its ability to obtain the additional financing required. There can be no assurance that the Company will succeed in obtaining the required funding. Failure to do so may lead to substantial dilution of its interests (existing or proposed) in its properties. Furthermore, the Company has limited experience in developing a resource property, and its ability to do so depends on the use of experienced people or in the signature of agreements with major resource companies that can produce such expertise.

Commodities Prices

The market for gold, diamonds, base metals or any other mineral discovered can be affected by factors beyond the Company’s control. Resource prices have always fluctuated widely, particularly in recent years. The impact of these factors cannot be accurately predicted.

Insurance

The Company could become liable for subsidence, pollution and other risks against which it cannot insure itself or chooses not to insure itself due to the high cost of premiums or for some other reason. Payment of such liabilities could decrease or even eliminate the funds available for exploration or mining activities.

Outlook

In 2005, the Company management is determined to do everything in its power to enhance shareholder value. Management is planning in particular to increase resources and make new discoveries while remaining on the lookout for acquisitions given the favourable market for metals stocks, which is expected to persist.

First, your Company plans to aggressively pursue drilling on the Discovery project between the -300 and -500-metre levels, where economic gold mineralization appears to be concentrated, as in the East lens. New targets identified between these levels based on the recently-completed 3D magnetic inversion study are considered priorities.

Management expects to perform a new resource estimate in the fall of 2005, as well as an engineering study as a prelude to underground exploration.

The northwestern extension of the as-yet unexplored Cameron structure, on which a magnetic survey was done in the fall of 2004, appears to be another excellent target. Four holes are already planned for this area.

These holes will test the Cameron structure where it intersects with NE-SW faults found in the Discovery Zone and the 600 sector of the Discovery project, where a spatial relationship has been established between gold mineralization and NE-SW faulting in the Discovery deformation corridor.

Investor relations will remain a priority for management, as they were in 2004, with the goal of increasing the Company’s visibility and enhancing its profile with investment professionals.

Additional Information and Continuous Disclosure

This management discussion and analysis was prepared as of February 3, 2005. Updated information disclosed through press releases or financial statements can be found on the SEDAR (www.sedar.com) and EDGAR (www.sec.gov/edgar.shtml) websites.

FINANCIAL SUMMARIES

The following tables provide selected financial information for the past three financial years.

FOR THE PAST THREE FINANCIAL YEARS

	2004	2003	2002

Total income	$ 4,886	$ 19,584	$ 15,877
Net loss	$ 556,238	$ 779,474	$ 920,768
Net loss per share	$ 0.01	$ 0.02	$ 0.05
Exploration expenses	$ 880,414	$ 1,341,156	$ 499,181
Total assets	$ 3,878,400	$ 2,778,860	$ 2,970,572

Shareholders’ equity	$ 3,734,797	$ 2,632,516	$ 2,831,255

(c)

Off-balance sheet arrangements.

None

Item 7.

Financial Statements

The Company incorporates by reference to the present document the Strateco Resources Inc. consolidated unaudited financial statements for the fiscal year ending December 31, 2004 prepared in accordance with generally accepted accounting principles in Canada which include a U.S. GAAP reconciliation. These financial statements follow the page signature of the present document.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

For the year ending December 31, 2004, there has been a change of Accountants at the Annual Assembly of shareholders on May 12, 2004. The new Accountants are Petrie Raymond LLP. as disclosed in Form 8-K dated May 17, 2004 and Form 8-K/A dated June 15, 2004 already filed on EDGAR

(a)

Significant employees

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

(c)

Legal proceedings

None of the directors and executive officers mentioned above in ITEM 5 has been involved in the following legal proceedings in the last five years:

1.

None of the directors and executive officers has been involved in any bankruptcy petition filed by or against any business of which a director or executive officer was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

2.

None of the directors or executive officers of the Company has been subject to any conviction in a criminal proceeding or is being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Item 9.

Directors and Executive Officers, Promoters and Control persons; Compliance with section 16 (a) of the Exchange Act .

The Board of Directors consists of six directors who will serve until the next annual meeting and until they are re-elected or their successors will be elected. This annual meeting will be held on May 18, 2005 at 10.30 a.m. at Hotel Reine Elizabeth, Montreal, Québec, St-Charles Room.

On February 18, 2004, the Board of directors adopted a Code of ethics. This Code of Ethics can be consulted on the Company’s website at www.stratecoinc.com. And any interested person can receive copy of this Code of ethics without charge in addressing its request to the Company’s head office mentioned on the Title page of this annual report.

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

Claude Hubert – Geological Consultant, director

Jean-Guy Masse – President, Masvil Capital Inc., director

Robert Desjardins – President, Robert G. Desjardins et Associés, director

Francine Bélanger – Accountant Consultant, director

Henri Lanctôt -Secretary

Mr. Guy Hébert, 55 years old, has been President of BBH Géo-Management Inc. since October 1992. He was also President of Lyon Lake Mines Ltd. from 1986 to 2001. From 1985 to 1992, he was President and Chief Executive Officer of Audrey Resources Inc. Mr. Hébert was also a director of Orleans Resources Inc. from 1993 to 1998 and President and Chief Executive Officer of Altavista Mines Inc. from 1995 to 2000.  Mr. Hebert has been a director Chief executive officer and president of the Company since April 13, 2000.

Mr. Jean-Pierre Lachance, 52 years old, is Executive Vice President of the Company. He has been a director of the Company since April 13, 2000. He was also Vice President of Lyon Lake Mines Ltd. from 1996 to 2001, becoming Executive Vice President in May 1999. He has also been the president of Novontar S.A. since 1996. From 1992 to 1994, he was a freelance consultant, and from 1991 to 1992 he was Technical Director of Corpomin Management Inc. From 1989 to 1991 he was Expert Co-coordinator with Consortium Sidam-Minorex, and prior to that he was Project Manager, Mines and Geology Division with Groupe-Conseil Roche Ltd.

Mr. Claude Hubert, 69 years old, is now retired and he has been a geological consultant from 1997 to 2003, and was a professor in the geology department at Université de Montréal from 1967 to 1999. He has been a director of Altavista Mines Inc. from 1995 to 2000 and of Lyon Lake Mines Ltd from 1986 to 2001.He is now an honorary professor at Université de Montréal. He has been a director of the Company since April 13, 2000.

Mr. Jean-Guy Masse, 63 years old, is president of Northern Precious Metals Funds Inc. and has been President of Masvil Capital Inc. since 1992. From 1992 to 1998 he was President of Orleans Resources Inc. From 1984 to 1992, he was Executive Vice President of Dundee Capital Inc. and President and Chief Executive Officer of CMP Fund Management Ltd. He has been Chairman of the Board of Metco Resources Inc. and a director of Mines Cancor Inc. and Minerais Bruneau Inc., companies listed on the TSX Venture Exchange. He has been a director of the Company since April 13, 2000.

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

Mrs. Francine Bélanger, 46 years old, has been the vice president and chief financial officer of Datacom Wireless Corporation from May 2000 to December 2001. Since December 2001, Mrs. Belanger is an Accounting Consultant. She was also the treasurer of BBH Géo-Management Inc. from 1992 to 2000. From 1987 to April 30, 2000, Mrs. Bélanger was the treasurer and director of finance for Lyon Lake Mines Ltd. Prior to 1992, she was treasurer and director of financial services for Audrey Resources Inc. She has been director of the Company from April 13, 2000 to October 30, 2001 and was re-appointed  on June 20, 2002.

Mr. Lanctôt, age 61, is the Corporate Secretary of the Company. Mr. Lanctôt, LLL, is a member of the Bar of the Province of Quebec, Canada since 1968. He is a partner of the law firm of Gowling, Lafleur, Henderson, LLP., Montreal, Canada since 1984.  Mr. Lanctôt has an extensive legal background in corporate, business and resources laws.

(b)

Compliance with section 16 (a) of the Exchange Act .

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (“SEC”). Such officers and directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all section 16 (a) forms they file.

The directors and officers have since December 31, 2003 filed only with the Quebec Securities Commission now called “Autorité des marchés financiers”, the principal national securities exchange jurisdiction of the Company as allowed by Rule 16a-3 (c). All transactions by directors and officers have been deposited electronically and can be consulted on http://www.sedi.ca/.

Item 10.

Executive Compensation.

(a)

General

During the financial year ended December 31, 2004, the Company has not paid any form of remuneration to its directors or officers nor any compensation other than fees for the presence of independent directors to Board of directors’ meetings.

Mr. Guy Hébert, President and Chief Executive Officer and Mr. Jean-Pierre Lachance, Executive Vice-President, have received the following Executive Compensation and salaries from BBH Géo-Management Inc. as a result of work performed or duties related to the Company’s business:

Name and principal position	Year	Salary (Canadian dollars)	Other annual compensation (Canadian dollars) (1)	Securities underlying options/SARs(#)

Guy Hébert, CEO	2004	$132,125	$3,600	nil
	2003	$112,000	$3,600	nil
	2002	$ 78,925	$3,600	nil
Jean-Pierre Lachance, Executive Vice-President	2004	$101,680	$2,400	nil

(1)

Mr. Guy Hébert received pursuant to the services contract between the Company and BBH Géo-Management Inc. an allowance for the use of a vehicle in the execution of his functions as Chief Executive Officer of the Company in the amount of $300. per month including Canadian taxes.

(2)

Mr. Jean-Pierre Lachance, Executive Vice President, receives an annual salary from BBH Géo-Management Inc. as a result of work performed or duties related to Strateco’s business and an allowance for the use of a vehicle in the execution of his functions as Executive Vice-President in the amount of $200. per month.

Mr. Henri Lanctôt, Secretary is also Partner of Gowling, Lafleur Henderson, LLP, a legal firm which receives payment for legal services and consultations from BBH Géo-Management Inc. on works and duties related to the Company’s business in an amount that did not exceed $100,000 for the last fiscal year.

(b)

Stock options granted during the last financial year

Name	Number of Shares Underlying Stock Options Granted	Percent of total options granted to consultants and collaborators in fiscal year	Exercise Price	Expiration Date

GUY HéBERT, President and CEO	NIL	N/A	N/A	N/A
JEAN-PIERRE LACHANCE, Executive Vice President	NIL	N/A	N/A	N/A

During the year ended December 31, 2004, the Company has amended its stock options plan and has received the approval from regulatory authorities in Quebec, Canada, to augment the number of common shares reserved for the grant of stock options to Directors and consultants of the Company from 2,200,000 common shares to 3,800,000 common shares. On November 9, 2004, the Company granted stock options for 100,000 common shares to Mr. Robert Desjardins, a director that could be levied at the price of $0.20 per share for a period of 5 years pursuant to the Company’s amended stock options plan. The share price of the Company on the TSX Venture Exchange was equal or less than $0.14 per share at the time of the grant. During this period no stock options were exercised.

Item 11.

Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

(a)

Security ownership of certain beneficial owners

The Company is a publicly-traded Canadian corporation, the shares of which are owned by Canadian residents, U.S. residents and other countries residents. Strateco is not owned or controlled, directly or indirectly by any foreign government or any other companies. Ownership is based on information furnished to the Company by its Transfer Agent, Computershare Company of Canada. The Company knows of only two persons owning more than 5% of any class of the small business issuer’s voting securities.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership at February 3, 2005	Percentage of class

Common shares, escrowed shares and stock options and controlled shares	GUY HéBERT, 595 Marie-Victorin Boucherville, Quebec, Canada J4B 1X4 President, CEO & Director 2000	3,461,750 (1) (2) (3)	7.2%

Common shares and warrants to purchase shares	SODEMEX II, 65, Sainte-Anne street, 12 th floor, Québec, Québec G1R 3X5	2,669,820(4)	5.5%

(1)

500,000 of the number of shares represent stock options, 300,000 of these stock options were attributed on Nov. 8, 2000 with expiry date of Nov. 7, 2005 at $0,20 per share and 200,000 were attributed on Sept. 26, 2001 with expiry date of Sept. 25, 2005 at the price of $0,15 per share. Mr. Hébert has the right to exercise these stock options within 60 days.

(2)

As of February 3, 2005, 182,000 of the number of shares are held by Mr. Hébert directly, 137,500 of these are escrowed, 500,000 are stock options to purchase a share that could be exercised in the next 60 days and 76,999 shares are held through third parties.

(3)

 3,002,750 of the number of shares are held by two companies that are controlled by Mr. Hébert. One of these companies is referred to at Item 12: Certain relationships and related transactions.

(4)

Of that number, 234,375 are warrants to purchase a share which could be exercised in the next 60 days.

(b)

Security ownership of management

The following table sets forth the names and addresses of each of the directors and officers of the Company, their principal occupations and their respective date of commencement of their term with the Company. All directors and officers hold office until the next Annual General Meeting of Shareholders of the Company or until a successor is appointed.

1	2	3	4
Title of class	Name and Position with the Company	Number of Common Shares of the Company Beneficially Owned or Directly/Indirectly Controlled (1) (4) (6) (7)	Percentage of Issued Share Capital (5)

Common shares, escrowed shares, stock options to purchase common shares and common shares indirectly controlled.	GUY HéBERT, (8) 595 Marie-Victorin Boucherville, Quebec, Canada J4B 1X4 President & Director 2000	3,461,750 (2) (5)	7.169%
Common shares, escrowed shares and stock options to purchase common shares	JEAN-PIERRE LACHANCE, (8) 272, FairfieldGreenfield Park, Quebec, Canada J4V 1Z9 Executive Vice President and Director 2000	739,250(3)	1.531%
Common shares and stock options to purchase common shares	CLAUDE HUBERT, (8) (9) 29 De la Rochelle Ste-Julie, Quebec, Canada J3E 3E9 Director 2000	150,000	0.311%
Common shares and stock options to purchase common shares	JEAN-GUY MASSE, (8)(9) 775 Chemin MarkhamMontreal,Quebec, Canada H3P 3A6 Director 2000	108,000	0.224%
Common shares and stock options to purchase common shares	ROBERT DESJARDINS, (8)(9) 236, Notre-Dame, apt. # 5 Repentigny, Quebec, Canada J6A 2R6 Director 2001	400,000	0.828%
Common shares and stock options to purchase common shares	FRANCINE BéLANGER (8)(9) 260, de Normandie, Boucherville, Quebec, Canada J4B 8C2 Director 2000 to October 2001 and from June 2002	125,500	0.260%
Common shares and stock options to purchase common shares	HENRI LANCTôT (8) 247, Trenton ave., Montreal, Quebec, Canada H3P 1Z8 Corporate secretary	100,875	0.209%
Total Common shares, escrowed shares and stock options to purchase common shares		5,085,375	10.532%

(1)

Provided by each of the directors and officers, as of February 3rd, 2005.

(2)

137,500 of the 896,499 shares held directly and indirectly by Mr. Hébert are escrowed.

(3)

50,000 of the 739,250 shares held by Mr. Lachance are escrowed.

(4)

Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof, based upon information furnished to the Company by individual directors and officers. Unless otherwise indicated, such shares are held directly. The directors do not own any share purchase warrants as of February 3, 2005.

(5)

2,961,750 of the number of shares under the name of Mr. Guy Hébert. are held by a company disclosed at Item 12 : Certain relationships and related transactions of which Mr. Hébert is president and sole director and these shares are controlled by Mr. Hébert and of that number, 41,000 shares are owned by another company controlled also by Mr. Hébert.

(6)

The directors, officers and other members of management of the Company, as a group beneficially own, directly or indirectly, common shares of the Company, representing 10.53% of the total issued and outstanding securities of the Company as of February 3, 2005.

(7)

Details of stock options held by the directors and officers have been provided in Form 10-SB/A2 dated January 20, 2003.

(8)

Of the number of common shares mentioned in Column 4 of the preceding table, the directors owned each a number of stock options with right to exercise within 60 days as follows: Mr. Hébert, 500,000; Mr. Lachance, 600,000; Mr. Hubert, 100,000; Mr. Masse, 100,000; Mr. Desjardins, 400,000; Mrs. Bélanger, 100,000 and Mr. Lanctôt, 100,000. To this date none of these stock options has been exercised.

(9)

Member of the Audit Committee of the Company.

(c)

Changes in control

The Company does not anticipate at this time any changes in control of the Company.

Item 12.

Certain Relationships and Related Transactions.

(a)

Related parties transactions

During the financial year ended December 31, 2004, BBH Géo-Management Inc., (“BBH”) a private company, provided project management and administrative services to the Company under a services contract dated August 1, 2002. Pursuant to that contract, the Company paid to BBH an amount of $316,000 ($322,000 in 2003) for general and administrative expenses, an amount of $95,000 ($169,000 in 2003) for management fees, an amount of $213,000 ($242,000 in 2003) for consultant and subcontractor fees and an amount of $25,000 ($22,000 in 2003) for travel expenses. Guy Hébert, President and director of the Company is the sole director and Executive Officer of BBH Géo-Management Inc. The payments made to BBH Géo-Management Inc. are equivalent to the payments that would be made by the Company to an unrelated company. This agreement terminates July 31, 2005.

In addition share issue costs of $97,000 ($84,000 in 2003) were paid to the same company.

BBH Géo-Management Inc. provides the following services to the Company:

1. Fixed fees of $3,000Cnd per month for the rent of offices and office equipment.

2. Secretarial personnel

3. Management, accounting and legal services

4. Geological consultants

5. Public relations with investors and regulatory or governmental organism.

6. Research of financing.

Mr. Henri Lanctôt, secretary of the Company, is a Partner of Gowling Lafleur Henderson LLP which is also the legal counsel of the Company.

As of December 31, 2004, the accounts payables to BBH Géo-Management inc. by the Company amounts to $29,000 and $40,000 for the year ended December 31, 2003.

(b)

Transactions with Promoters

Mr. Guy Hébert, President and director of the Company can be considered as the promoter of the Company in consideration of his participation and managing of the business of the Company since its incorporation.

Mr. Hébert does not receive any salary or compensation for his services as Director and Chief Executive Officer from the Company but is entitled to receive stock options as an incentive. The Board of Directors of the Company has awarded Mr. Hébert 500,000 stock options since its incorporation.

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

In that case, at the Board of Directors meeting, that director will abstain himself or herself from voting on that subject matter and will leave the room. Joint ventures in acquiring and exploring and mining natural resources are frequent in that industry. According to the laws regarding companies in Quebec, Canada, a director of the Company must act honestly, in good faith and in the fundamental interests of the Company.

Item 13.

Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)

Exhibits

31.

Certifications

32.

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)

Reports on Form 8-K.

Form 8 K/A filed on June 15, 2004

Item 4. Changes in Registrants’ Certifying Accountant

The direction of Strateco Resources Inc. (“Registrant”) has given notice that it has not renew the mandate of the previous auditors, KPMG, LLP and this decision has been ratified by the shareholders at the Special Annual Meeting on May 12, 2004. As of May 12, 2004, Strateco Resources has engaged PETRIE RAYMOND, LLP, 255, East Crémazie blvd., suite 1000, Montreal, Québec, H2M 1N2 as new corporate auditors for the financial exercise ending on December 31, 2004.

Item 14.

a) Audit Fees

In the last two fiscal years, two principal accountants rendered to the Company professional services for the total amount of  $80,000 for auditing of annual financial statements included in Form 10-KSB, review of quarterly interim financial statements included in the Company's Form 10-Q-SB and other services that are normally provided by the accountants in connection with statutory and regulatory filings for that period ("reports").

Services provided by KPMG LLP amounted at $59,700 for the annual reports and three quarterly reports at December 31, 2003 and at $6,500 for the quarterly reports for the period ending March 31, 2004.

Services provided by the new principal accountant PETRIE RAYMOND, LLP since May 12, 2004 for the review of quarterly filings for the periods ending June 30th and September 30th, 2004 and annual reports at December 31, 2004 amounted at $13,800.

b) Audit-Related Fees

None

c)

Tax Fees

Aggregate fees billed for tax compliance, tax advice and tax planning in each of the two last fiscal years for professional services rendered by the principal accountants are as follows:

Year ending at December 31, 2003: $4,500.

Year ending at December 31, 2004: $2,500.

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

Dated: February 3, 2005

/s/ Guy Hébert

_________________________________

Name: Guy Hébert

Title: President and Chief Executive Officer

Financial Statements of

STRATECO RESOURCES INC.

For the years ended December 31, 2004 and 2003

Management’s Report

The management of the Company is responsible for the preparation of the financial statements and the financial information included in this annual report. Management maintains a system of internal control to produce reliable financial statements and to provide reasonable assurance that assets are safeguarded.

The financial statements are prepared in accordance with generally accepted accounting principles in Canada and necessarily include amounts based on estimates and judgments of management. Petrie Raymond LLP, chartered accountants, was appointed by the shareholders as external auditors of the Company. Their report, presented below, expresses an opinion on the financial statements.

At the recommendation of the Securities and Exchange Commission, pending completion of registration process with the Public Accounting Oversight Board in the United States of America by Petrie Raymond, LLP, a Canadian based accounting firm, the following financial statements for the year ending December 31, 2004 will be filed as unaudited. Upon approval of registration, the Company will file an amendment to the present form 10-KSB with the financial statements for the year ended December 31, 2004 as audited.

The audit committee meets with the external auditors, with management present, to review the financial statements and to discuss audit-related matters.

On the recommendation of the audit committee, the Board of Directors has approved the Corporation’s financial statements for 2004.

Guy Hébert

Francine Bélanger

President and Chief Executive Officer

Administrator

Boucherville, Canada

March 17, 2005

AUDITORS’ REPORT TO THE SHAREHOLDERS

We have audited the balance sheets of Strateco Resources Inc. as at December 31, 2003 and the statements of deferred expenditures, earnings and deficit and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 2003 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

/s/ KPMG LLP

Chartered Accountants

Montreal, Canada

February 22, 2005

STRATECO RESOURCES INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Balance Sheets

Statements of Deferred Expenditures

Statements of Earnings and Deficit

Statements of Cash Flows

Notes to Financial Statements

STRATECO RESOURCES INC.

Financial Statements

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(In Canadian dollars)

	2004	2003
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ -	$ 161,417
Restricted cash (Note 4)	161,574	200,000
Tax credits receivable	77,500	-
Sales tax recoverable	58,563	97,954
Subscriptions receivable	356,300	-
Prepaid expenses	21,756	16,696

	675,693	476,067

MINING PROPERTIES (Note 5)	87,750	68,250

DEFERRED EXPENDITURES (Note 6)	3,114,957	2,234,543

TOTAL ASSETS	$ 3,878,400	$ 2,778,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued charges (Note 11)	$ 143,603	$ 146,344

SHAREHOLDERS’ EQUITY

Capital stock (Note 7)	6,826,869	5 196,375
Stock options (Notes 3 and 8)	32,070	7,750
Warrants (Note 7)	59,005	42,500
Deficit	(3,183,147)	(2,614,109)

	3,734,797	2,632,516
Commitments and contingencies (Note 10)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,878,400	$ 2,778,860

See notes to financial statements.

ON BEHALF OF THE BOARD

“Guy Hébert”

____________________________________
Guy Hébert, Director

“Francine Bélanger”

____________________________________

Francine Bélanger, Treasurer

STRATECO RESOURCES INC.

STATEMENTS OF DEFERED EXPENDITURES

YEARS ENDED DECEMBER 31, 2004 AND 2003

(In Canadian dollars)

	2004	2003
	(unaudited)	(audited)
EXPLORATION EXPENSES

Consultants and subcontractors	$ 799,742	$ 1,282,483
Professional fees	6,683	44,878
Management fees	94,855	168,919
Travelling expenses	36,979	41,440
Supplies and equipment rental	14,648	15,201
General exploration expenses	5,007	32,102

	957,914	1,585,023
Mining duties credits and other related exploration credits	(77,500)	-
Write-off of deferred expenditures	-	(243,867)

INCREASE IN DEFERRED EXPENDITURES	880,414	1,341,156

BALANCE, BEGINNING OF YEAR	2,234,543	893,387

BALANCE, END OF YEAR	$ 3,114,957	$ 2,234,543

See notes to financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF EARNINGS AND DEFICIT

YEARS ENDED DECEMBER 31, 2004 AND 2003

(In Canadian dollars)

	2004	2003
	(unaudited)	(audited)

INTEREST INCOME	$ 4,886	$ 19,584

GENERAL AND ADMINISTRATIVE EXPENSES

Professional fees	193,717	211,241
Legal and audit expenses	101,572	162,263
Stock-based compensation	11,520	5,600
Directors’ fees	9,900	-
Shareholder communications	37,981	24,386
Investor relations	110,297	20,000
Listing and registrar fees	20,970	20,767
Travelling expenses	3,024	3,829
Rent	36,000	36,000
Insurance	17,264	18,291
Office expenses	23,779	22,603
Taxes, permits and restoration	930	21,676
Interest and bank charges	495	1,035

	567,449	547,691

Write-off of deferred expenditures and mining properties	-	251,367

	567,449	799,058

INCOME TAX CREDITS AND MINING DUTIES	(6,325)	-

NET LOSS	556,238	779,474

DEFICIT, BEGINNING OF YEAR	2,614,109	1,834,635

ADJUSTMENT ARISING FROM AN ACCOUNTING CHANGE (Note 3)	12,800	-

DEFICIT, END OF YEAR	$ 3,183,147	$ 2,614,109

NET LOSS PER SHARE	$ 0.01	$ 0.02

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUSTANDING	41,631,253	32,768,288

See notes to financial statements.

STRATECO RESOURCES INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004 AND 2003

(In Canadian dollars)

	2004	2003
	(unaudited)	(audited)

CASH FLOW FROM OPERATING ACTIVITIES:

Net loss	$ (556,238)	$ (779,474)

Stock-based compensation	11,520	5,600
Write-off of deferred expenditures and mining properties	-	251,367
Changes in non-cash working capital items:
Tax credits receivable	(77,500)	-
Sales tax recoverable	39,391	(7,789)
Prepaid expenses	(5,060)	(5,396)
Accounts payable and accrued charges	14,815	(35,725)

	(573,072)	(571,417)

CASH FLOW FROM INVESTING ACTIVITIES:

Increase in deferred expenditures	(897,970)	(1,542,271)

CASH FLOW FROM FINANCING ACTIVITIES:

Common share issuance	1,656,850	709,000
Common share issue costs	(385,651)	(154,115)

	1,271,199	554,885

DECREASE IN CASH AND CASH EQUIVALENTS	(199,843)	(1,558,803)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	361,417	1,920,220

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 161,574	$ 361,417

Additional information related to cash flows	2004	2003
Non related cash operating, financing and investing activity items:
Corporate finance service agreement in exchange for common shares	$ -	$ 28,000
Deferred expenditures financed through increases in accounts payable	67,811	85,367
Acquisition of mining properties in exchange for common shares	19,500	20,250
Common share issue costs paid through the issuance of warrants	16,505	2,250
Subscriptions receivable	$ 356,300	$ -

See notes to financial statements.

STRATECO RESOURCES INC.

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2004 AND 2003

(In Canadian dollars)

1.

INCORPORATION AND NATURE OF OPERATIONS

The Company, incorporated under the Canadian Business Corporations Act, is engaged in the exploration of properties.

Recovery of amounts indicated under mining properties and the related deferred expenditures are subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to complete development and profitable future production or the proceeds from the sale of such assets. At December 31, 2004, management determined the net accounting value of mining properties to be the best estimate of their net recoverable value. This value may nonetheless be reduced in the future.

2.

SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers cash, restricted cash and short-term investments maturing within three months of their acquisition date as cash and cash equivalents, the value of which is not likely to change significantly.

MINING PROPERTIES AND DEFERRED EXPENDITURES

Mining properties are recorded at cost. Exploration and development costs are deferred, net of government assistance received. However, when a project is abandoned, the corresponding costs are charged against earnings.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Company charges against earnings stock-based compensation paid to its employees and directors as well as other stock-based payments made to non-employees, based on the fair value method for all grants made or amended since July 31, 2002. The fair value of stock options on the grant date is determined using an option pricing model.  The compensation charge is recognized over the stock option vesting period.

INCOME TAXES

The Company records its income taxes using the balance sheet method. Future income tax assets and liabilities are recorded to take into account the impact on income taxes of variances between the accounting value of certain assets and liabilities shown on the balance sheet and their respective fiscal values. A valuation allowance is recorded as required to reflect the income tax assets that is more likely to be realized than not. The impact of any changes in income tax rates is recorded in the year in which the rates change.

LOSS PER SHARE

The loss per share is calculated based on the weighted-average number of common shares outstanding during the year.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally recognized accounting principles requires management to make estimates and assumptions that affect the assets and liabilities reported, amounts related to revenue and expenses, recoverable values for mining property and deferred exploration expenses, environmental liability provisions and the presentation of future liabilities. Actual results could differ from these estimates.

3.

CHANGES IN ACCOUNTING POLICY

Prior to January 1, 2004, the Company applied the accounting method recommended by the Canadian Institute of Chartered Accountants (“CICA”), Section 3870, “Stock-based Compensation and Other Stock-based Payments” for the accounting of stock-based compensation granted to directors and employees. Section 3870 was amended to require that the fair value-based method be applied to options granted to directors and employees as of January 1, 2004. Under this method, compensation costs are measured at the grant date based on the fair value of the options and recognized over the related service period. In accordance with one of the transactional alternatives permitted under the revised version of Section 3870, the Company applied, retroactively and without adjustment, the fair value method to all stock options granted to directors and employees since January 1, 2002. Therefore an adjustment was made to the deficit at January 1, 2004 to reflect the cumulative effect on the prior year, resulting in a $12,800 increase in the deficit and in shareholders’ equity for stock options. Prior years were not restated to reflect this change in accounting standard.

4.

RESTRICTED CASH

Pursuant to the flow-through financing and private placements for which closings took place on June 23, July 23, September 30 and December 30, 2004, the Company undertook to incur $1,171,500 in exploration expenses before December 31, 2005 primarily for exploration on the Discovery and Cameron projects. Of this amount, $556,194 has been engaged as at December 31, 2004.

5.

MINING PROPERTIES

	2004	2003
	(unaudited)	(audited)

Discovery and Cameron	$ 87,750	$ 68,250

6.

DEFERRED EXPENDITURES

	Balance at December 31, 2003	Exploration expenses	Balance at December 31, 2004
	(audited)		(unaudited)
Mining properties

Discovery	$ 1,496,340	$ 579,307	$ 2,075,647
Cardinal	554,855	4,150	559,005
Cameron	183,101	292,710	475,811
Prospecting	247	4,247	4,494

	$ 2,234,543	$ 880,414	$ 3,114,957

7.

CAPITAL STOCK

AUTHORIZED

Unlimited number of common shares without par value.

Unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors.

	December 31, 2004		December 31, 2003
	(unaudited)		(audited)
	Common shares	Amount	Common shares	Amount

ISSUED AND FULLY PAID
Balance, beginning of year	36,813,402	$5,196,375	31,865,485	$4,623,490

In consideration of consulting services	-	-	200,000	28,000

In consideration of mining properties	150,000	19,500	150,000	20,250

Flow-through and other financings	11,322,717	2,013,150	4,597,917	709,000

Common share issue costs	-	(402,156)	-	(184,365)

Balance, end of year (a)	48,286,119	$6,826,869	36,813,402	$5,196,375

(a)

187,500 common shares are escrowed and cannot be transferred, mortgaged, pledged or otherwise disposed of without the consent of the Autorité des Marchés financiers (Québec Securities Commission).

WARRANTS

At December 31, 2004, there were 4,005,816 warrants outstanding (4,708,333 in 2003), each entitling its holder to purchase one share of the Company. Changes to the warrants are shown in the following table:

	2004		2003
	(unaudited)		(audited)

	Number	Weighted-average strike price	Number	Weighted-average strike price
Balance, beginning of year	4,708,333	$0.21	4,858,124	$0.21
Issued (4) (5)(6) (7) (8) (9) (10) (11)	2,597,483	$0.23	2,123,646	$0.20
Expired	(3,300,000)		(2,273,437)
Balance, end of year	4,005,816		4,708,333

See notes following next table.

The strike prices and the expiry dates of the warrants are shown in the following table:

Strike price	Number	Term
$0.21	75,000(1)	Until October 7, 2005
$0.16	75,000(1)	Until October 7, 2006
$0.25	833,333(2)	Between December 12, 2004 and December 11, 2005
$0.25	500,000(3)	Between December 4, 2004 and December 3, 2005
$0.22	518,750(4) (5)	Until October 20, 2005
$0.20	600,333(6) (7)	Between January 13, 2004 and January 13, 2005
$0.25		Between January 14, 2005 and January 13, 2006
$0.15	53,400(6)	Until January 30, 2006
$0.15	170,500(8) (9)	Until February 15, 2006
$0.20	852,500(8) (9)	Between February 16, 2004 and February 16, 2005
$0.25		Between February 17, 2005 and February 16, 2006
$0.20	150,000(10)	Until December 30, 2006
$0.20	177,000(11)	Until December 30, 2006
4,005,816

 (1)

Pursuant to a formal agreement between the Company and GéoNova Explorations Inc. (“GéoNova”), the Company issued 150,000 common shares and 75,000 warrants worth $20,250 on October 8, 2003, as consideration for the partial acquisition of the Discovery and Cameron projects. On October 8, 2004, the Company issued 150,000 common shares and 75,000 warrants worth $19,500 to GéoNova pursuant to the same agreement.

(2)

On December 12, 2003, the Company issued 1,666,667 common shares and 833,333 warrants pursuant to a subscription agreement with Société de développement de la Baie-James (“SDBJ”) for $250,000. Each warrant entitles its holder to subscribe to one common share at $0.20 at any time until December 11, 2004 and at $0.25 at any time from December 12, 2004 until December 11, 2005.

(3)

On December 4, 2003, the Company issued 1,000,000 flow-through common shares and 500,000 warrants for $150,000 to Fonds régional Solidarité FTQ Nord-du-Québec pursuant to a private placement. Each warrant entitles its holder to subscribe to one common share at $0.20 at any time until December 3, 2004, and at $0.25 at any time from December 4, 2004 until December 3, 2005.

(4)

Pursuant to a public offering dated April 20, 2004, the Company issued 937,500 common shares at $0.16 per share and 468,750 warrants for $150,000 on June 23, 2004. Each warrant entitles its holder to subscribe to one common share at $0.22 at any time until October 20, 2005.

(5)

Pursuant to a public offering dated April 20, 2004, the Company issued 100,000 common shares at $0.16 per share and 50,000 warrants for $16,000 on July 23, 2004. Each warrant entitles its holder to subscribe to one common share at $0.22 at any time until October 20, 2005.

(6)

During the year ended December 31, 2004, pursuant to a private placement with brokerage firm Union Securities Ltd. (“Union”), the Company issued 534,000 common shares at $0.15 per share and 267,000 warrants for $80,100. Each warrant entitles its holder to subscribe to one common share at $0.20 at any time until January 13, 2005 and at $0.25 between January 14, 2005 and January 13, 2006.

During the year, the Company also issued to Union, as partial compensation, 53,400 broker warrants to purchase shares at $0.15 per share for a 24-month period.

(7)

During the year ended December 31, 2004, pursuant to a private placement with three Québec investors, the Company issued 666,667 common shares priced at $0.15 per share and 333,333 warrants for $100,000. Each warrant entitles its holder to subscribe to one common share at $0.20 at any time until January 13, 2005 and at $0.25 between January 14, 2005 and January 13, 2006.

(8)

During the year ended December 31, 2004, pursuant to a private placement through Union, the Company issued 1,705,000 common shares at $0.15 per share and 852,500 warrants for $255,750. Each warrant entitles its holder to subscribe to one common share at $0.20 at any time until February 16, 2005 and at $0.25 between February 17, 2005 and February 16, 2006.

During the year ended December 31, 2004, the Company issued to Union, as partial compensation, 170,500 broker warrants to purchase common shares at $0.15 per share for a 24-month period.

(9)

For the three placements described in notes 6, 7 and 8, if during the term of the warrants the common shares trade for 30 consecutive days at an weighted-average price of more than $0.28 per share in the first year following the closing or more than $0.35 per share in the second year following the closing, the warrants will expire within 30 days following notice to this effect given by the Company to the warrant holders.

(10)

During the year ended December 31, 2004, pursuant to a private placement through the brokerage firm Research Capital Corporation (“Research”), the Company issued 300,000 common shares and 150,000 warrants for $36,000. Each warrant entitles its holder to subscribe to one common share at $0.20 at any time until December 30, 2006.

(11)

During the year ended December 31, 2004, the Company granted to Research 177,000 warrants as broker’s fee. Each warrant entitles its holder to subscribe to one common share at $0.20 at any time until December 30, 2006.

No warrants were exercised during the year ended December 31, 2004.

During the year ended December 31, 2004, the Company granted 400,900 broker’s warrants (34,063 broker’s warrants in 2003). These warrants vest immediately. The fair value of each warrant granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the warrants granted was $0.04 per warrant. The following weighted-average assumptions were used in the calculations:

Risk-free interest rate	2.3%
Expected life	21 months
Volatility	76%
Expected dividend yield	$0.00

An amount of $ 16,505 ($2,250 in 2003) was recognized in the share issue costs for the year.

8.

STOCK OPTION PLAN

The Company has a stock option plan for its officers, directors and consultants. A total of 3,800,000 common shares are reserved for issuance under the plan. The maximum number of options that can be granted to any participant cannot exceed 5% of the issued and outstanding shares of the capital stock. The price of the options granted may not be less than the market price of the common shares on the TSX Venture Exchange at the time the options are granted. The options granted are valid for a period established by the board of directors, not to exceed five years from the date the options are granted.

During the year ended December 31, 2004, 100,000 stock options were granted to a director.

Changes to the stock options under the plan are shown in the following table:

	2004		2003
	(unaudited)		(audited)

	Number of options	Weighted-average strike price	Number of options	Weighted-average strike price
Balance, beginning of year	2,198,000	$ 0.19	1,998,000	$ 0.19
Granted	100,000(1)	$ 0.20	200,000	$ 0.25
Balance, end of year	2,298,000	$ 0.19	2,198,000	$ 0.19

(1)

100,000 stock options were granted on November 9, 2004 at $0.20 per share. These options must be exercised within five years of the grant date, or no later than November 8, 2009.

The outstanding stock options and the stock options exercisable as at December 31, 2004 are shown in the following table:

Options outstanding			Options exercisable
Weighted-average strike price	Number	Weighted-average lifespan (years)	Weighted-average strike price	Number
$0.20	1,248,000	1.2	$0.20	1,248,000
$0.15	750,000	0.8	$0.15	750,000
$0.25	100,000	1.8	$0.25	100,000
$0.35	100,000	1.8	$0.35	100,000
$0.20	100,000	4.8	$0.20	100,000
$0.23	2,298,000	1.3	$0.23	2,298,000

During the year ended December 31, 2004, the Company granted 100,000 stock options to a director. These options vest immediately. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.0372 per option ($0.052 per option in 2003).

The following weighted-average assumptions were used in the calculations:

	2004	2003
	(unaudited)	(audited)

Risk-free interest rate	1.5%	3.4%
Expected life	2 years	2 years
Volatility	67%	95%
Expected dividend yield	$0.00	$0.00

An amount of $11,520 ($5,600 in 2003) was recognized in earnings for the year.

9.

INCOME TAXES

The income tax impact of temporary variances giving rise to material future income tax assets or liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
	(unaudited)	(audited)
Future income tax asset:

Net operating losses	$ 797,800	$ 553,602
Financial expenses	147,600	125,693

	945,400	679,295

Less: valuation allowance	(311,600)	(235,635)

Total future income tax asset	$ 633,800	$ 443,660

Future income tax liability:

Mining properties and deferred expenditures	633,800	443,660

Future income taxes	$ -	$ -

At December 31, 2004, the Company had losses other than capital losses and unused share issue costs that could be deferred to later periods and used to reduce future taxable income. These losses and share issue costs expire as follows:

	Federal	Provincial
Losses other than capital losses:
2007	$ 168,682	$ 168,682
2008	341,930	317,930
2009	678,122	630,122
2010	660,071	639,953
2011	749,491	749,491
Share issue costs:
2005	177,980	177,980
2006	147,701	147,701
2007	93,558	93,558
2008	56,685	56,685

10.

COMMITMENTS AND CONTINGENCIES

Quénonisca Property

On February 26, 1996, Altavista Mines Inc. signed an agreement with SOQUEM pursuant to which it owns a 50% undivided interest in the 78 claims making up the Quénonisca property in the Quénonisca and Salamandre Lake district north of Matagami, Québec.

Work is financed in proportion to the respective interests, failing which the undivided interest of the non-participating party is diluted. Any dilution of an interest to 10% entails the loss of that interest in consideration of a 1% net profits royalty (as defined in the agreement) from commercial production on the property.

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

This letter of intent was subject to a formal agreement, signed on October 8, 2002 and amended on September 3, 2003 to add the Cameron project and redefine the property covered by the option retroactively to October 8, 2002. The property now consists of the Discovery and Cameron projects.

Pursuant to the formal agreement, the Company can earn its interest by incurring exploration expenses of $4,500,000 over a four-year period, including $750,000 the first year, $1,000,000 the second year, $1,250,000 the third year and $1,500,000 the fourth year. The Company must also issue 600,000 shares of its share capital to GéoNova, including 300,000 issued upon signature of the agreement. Of these 300,000 shares, 150,000 are subject to an 18-month hold and 150,000 are subject to a 12-month hold. On the first anniversary of the agreement, 150,000 shares issued are subject to a 12-month hold and the 150,000 shares issued on the second anniversary are subject to an 8-month hold. All 600,000 shares have already been issued pursuant to the agreement.

In addition, each share issued to GéoNova was accompanied by half a warrant. Valid for a 24-month period, each full warrant entitles GéoNova to purchase one share at a price equal to the weighted-average price of the shares on the TSX Venture Exchange for the 10 days preceding their issuance, plus a 20% premium. All of the 300,000 warrants have been issued.

Once the option is exercised, a joint venture will be formed and each party will finance any subsequent work in accordance with their interest.

SERVICES AGREEMENT

Effective August 1, 2002, the Company and BBH Géo-Management Inc. (“BBH”) signed an agreement whereby BBH renders the Company the following services: office space, secretarial, management, administration, accounting, legal, geological consulting, relations with investors and regulatory authorities, exploration and development program management and financing-related services. This agreement covers a three-year period ending August 1, 2005.

PRIVATE PLACEMENTS

The Company completed a private placement of flow-through shares with Northern Precious Metals 2004 Limited Partnership (“Northern 2004”) for $150,500. The proceeds of this placement will be applied to exploration on the Discovery and Cameron projects. The Company has undertaken to renounce the exploration expense credits in favour of Northern 2004.

The Company completed a private placement of flow-through shares through  Research Capital Corporation for $205,800. The proceeds of this placement will be applied to exploration on the Discovery and Cameron projects. The Company has undertaken to renounce the exploration expense credits in favour of subscribers in the province of Ontario..

The Company completed a private placement of flow-through shares pursuant to a public offering dated April 20, 2004 for $815,200. The proceeds of this placement will be applied to exploration on the Discovery and Cameron projects. The Company has undertaken to renounce the exploration expense credits in favour of its subscribers.

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

11.

RELATED PARTY TRANSACTIONS

During the year, general and administrative expenses of $316,000 ($322,000 in 2003), discussed under Related Party Transactions on page 11 of the management discussion and analysis, were paid to a company whose officer is also officer of the Company.

Management fees of $95,000 ($169,000 in 2003), consultant and subcontractor fees of $213,000 ($242,000 in 2003) and travelling expenses of $25,000 ($22,000 in 2003) shown in the statement of deferred expenditures were paid to the same company.

In addition, share issue costs of $97,000 ($84,000 in 2003) were paid to the same company. (Note 7)

At December 31, 2004, accounts payable and accrued charges included an amount of $29,000 ($40,000 in 2003) payable to the same company.

12.

FINANCIAL INSTRUMENTS

CREDIT RISK

The financial instruments that expose the Company to market risk and concentrations of credit risk include cash and accounts receivable. The Company invests its cash and short-term investments in high quality securities issued by financial institutions, government agencies and large corporations, and diversifies its investments so as to limit its exposure to credit risk.

FAIR VALUE

The accounting value of cash and cash equivalent, sales tax recoverable, subscriptions receivable, accounts payable and accrued charges approximate their fair value as the related instruments have a relatively short term.

13.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the financial statements’ presentation adopted in the current year.

14.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

	2004	2003
	(unaudited)	(audited)

Net loss per Canadian GAAP, as reported	$ 556,238	$ 779,474

Properties and deferred expenditures (1)	899,914	1,353,906
Deferred tax expenses (recovery) (2)	(200,489)	(640,000)

Net loss and comprehensive income for the year, according to U.S. GAAP	$ 1,255,663	$ 1,493,380

Net loss per share per Canadian GAAP, as reported	0.01	0.02

Effect of adjustments:
Properties and deferred expenditures (1)	0.02	0.04
Deferred tax expenses (recovery) (2)	-	(0.02)

Loss per share, according to U.S. GAAP	$ 0.03	$ 0.04

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

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2004 would be to decrease properties by $87,750 to $0 ($68,250 in 2003 to $0), decrease deferred expenditures by $3,114,957 to $0 ($2,234,543 in 2003 to $0), increase long-term liability by $92,983 ($0 in 2003) and decrease shareholders’ equity by $3,295,690 ($2,302,793 in 2003).

The effect on the statement of cash flows would be a further decrease of $897,970 ($1,542,271 in 2003) in cash flows from operating activities and a decrease of $897,970 ($1,542,271 in 2003) in cash flows used in investing activities.