Form 10QSB
period 2005-03-31
STRATECO RESOURCES INC
filed 2005-05-13
CIK 1178672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Yes  [     ]   No  [ X ]

PART I- FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending March 31, 2005 for the following reasons:

a)

The registrant is not in the production state but is engaged primarily in the exploration for the development of mineral deposits other than oil, gas or coal; and

b)

The registrant has not been in production during the current fiscal year or the two years immediately prior thereto; and

c)

The registrant has not received any receipts from the sale of mineral products or from the operations of mineral producing properties since it does not sell mineral products nor conduct operations of mineral producing properties.

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of March 31, 2005 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) The Company has not obtained new proceeds from private or public financing during the period.

d)

From the flow-through proceeds in the amount of $1,171,500 obtained from the sale of flow-through shares in the public and private placements as fully described in Form 10K-SB for the year ending December 31, 2004 an amount of $615,306 remained to be spent on exploration at December 31, 2004. During the reporting period, the Company spent a total of $250,317 on exploration works that were conducted on Discovery and Cameron projects and the acquisition of a new uranium property called “Mont Laurier Uranium”.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holder.

During the reporting period, exploration works were conducted on the Cameron and Discovery projects pursuant to a formal Option and Joint Venture Agreement dated October 8, 2002 which was amended on September 3, 2003 retroactively to include the Cameron project, composed of adjacent claims to the Discovery project. This Option and Joint Venture Agreement was fully described in Form 10-QSB for the period ending September 30, 2002 and in the Annual Report Form 10 KSB for the year ended December 31, 2002 and in Form 10QSB for the period ending September 30, 2003.

The Company continued to explore the Discovery project during the first quarter of 2005. The first drilling program for 2005 was completed as planned. Management also retained Technologies 43S Inc. (‘43S’) to carry out a structural study assisted by satellite imagery. This study is aimed at locating new drill targets on the Discovery and Cameron projects.

The Company has an option to acquire a 50% interest in the Discovery and Cameron projects, 45 kilometres northwest of Lebel-sur-Quévillon, Quebec, Canada. The two projects are contiguous, covering 124 mining claims or 3,371 hectares. They are wholly-owned by GeoNova Explorations Inc. (‘GeoNova’), a wholly-owned subsidiary of Campbell Resources Inc. (‘Campbell’).

The drilling program on the Discovery project, which hosts resources of 275,000 ounces of gold according to an estimate performed in October 2003 by Steffen Robertson and Kirsten (Canada) Inc., was conducted from January 26 to March 1, 2005. Four holes totalling 1,964 metres were drilled to test the northwestern extension of the gabbro sill between sections 10+50 W and 14+00 W at vertical depths of -250 to -450 metres. The gabbro sill hosting the Discovery deposit mineralization remained untested below the -100-metre level to the west of the Discovery zone. This section of the gabbro represented a target for the discovery of new gold-bearing zones.

Three holes (B-05-103, -104 and -105) were drilled in the vicinity of a high-magnetic-sensitivity anomaly in the gabbro identified by the magnetic data 3D inversion study carried out in 2004 by Mira Geoscience Ltd. On the Discovery project, magnetic intensity and gold mineralization were found to be related. The fourth hole (B-05-106) was drilled further northwest on section 14+00 W, near a diabase dike that cuts through the gabbro.

The holes indicated the gabbro sill to be 85 to 100 metres thick between sections 10+50 W and 14+00 W, including a relatively small, 30- to 40-metre magnetic section concordant with the overall magnetic field response of the airborne and ground surveys. Three structures of interest were located, lying in similar positions to those of known gold-bearing structures further to the southeast, and likely representing their extensions. No significant gold values were intersected. Indeed, numerous factors indicate a drop in the intensity of the hydrothermal system in the area drilled, particularly the reduced quartz-ankerite alteration and a low proportion of veins and sulfides, especially pyrrhotite, as well as relatively small thicknesses of the magnetic section of the gabbro.

Before initiating drilling on the Cameron project, a new structural study assisted by satellite imagery is being carried out to located new drill targets. Exploration drilling done to date on the Cameron project has been on a loose, 700-metre drill grid. The target structure has been clearly located, and the gold zones must now be identified.

Performed by consulting firm 43S, which has well-known expertise in this field, the study consists of first carrying out litho-structural mapping of the entire property, including the Discovery and Cameron projects. Permeability mapping will then be done to determine the pressure differentials on the property, as the gold deposits are associated with low-pressure zones on the periphery of high-pressure zones. The study results will be available in early May 2005.

For the period between January 1, 2005 and March 31, 2005, the Company conducted minor exploration work on Cameron project in the amount of $7,378 representing 1% of the issuer’s flow-through proceeds remaining at December 31, 2004.

The Company conducted during that period exploration works on the Discovery project that amounted at $235,408 representing 38% of the issuer’s flow through proceeds remaining at December 31, 2004.

On another front, management positioned the Company in the up and coming uranium sector during the first quarter of 2005. The Company acquired a property in the Mont-Laurier area and signed an option agreement on two properties in the Quebec’s Otish Mountains.

In late March 2005, the Company acquired a 100% interest in the Mont-Laurier Uranium property, located 40 kilometres northeast of Mont-Laurier, Quebec, Canada. This easily-accessible property comprises 80 contiguous claims covering an area of 4,710 hectares. The property was obtained for $10,000 from BBH Géo-Management Inc. (‘BBH’), the company that manages Strateco.

The newly-acquired ground lies within the Cabonga-Mont-Laurier radioactive district of the Grenville geological province. The area was the focus of intense exploration from 1969 to 1981 following the discovery of uranium mineralization by Canadian Johns-Manville in 1967.

The Company’s property covers land previously owned by Mont-Laurier Uranium Mines Ltd. in the 1970s. The claims block straddles the crest of a northeast-striking anticline and covers the high-potential southern extension of the Tom Dick uranium-bearing horizons. The southern extension of the Tom Dick uranium-bearing horizons host numerous showings discovered by Mont-Laurier Uranium Mines Ltd., which returned values of from 0.035% to 0.59% U3O8.

Two uranium-bearing white pegmatite horizons are known to exist in the centre-south portion of land held by the Company, previously known as the Lac Hanson claims. The most notable known horizon, which is six metres thick and dips 20° northwest, has been traced over a distance of 365 metres to the northeast by trenching. An estimate of 544,000 tonnes grading 0.075% U3O8 has been reported (before National Instrument 43-101) The central portion of the Company’s property, located on the same axis between the Lac Hanson and Tom Dick horizons, has seen little exploration due to the fluvial-glacial overburden.

For the period between January 1, 2005 and March 31, 2005, the Company paid $5,356 of the issuer’s flow-through proceeds for the partial payment of an interest of 100% of the Mont Laurier Uranium property consisting of 80 claims in the townships of Pérodeau, Leman and Décarie in Québec, Canada. The Company acquired this property from BBH Géo-Management Inc, a company of which the director is also director of the Company for a total amount of $10,000 or 10% of the issuer’s mining assets. This sum represents the costs of reports, maps and staking.

On May 2, 2005, the Company signed a letter of intent with Ditem Explorations Inc. (‘Ditem’) for an option to acquire a 51% interest in the Matoush and Beaver Lake properties, both located in the Otish Mountains of northern Quebec in Canada.

The area is well-known for its uranium potential. The Otish Mountains have recently seen intense staking for uranium exploration by a major company. Uranerz Mining and Exploration Ltd. (‘Uranerz’) conducted extensive exploration for uranium on the two properties from 1978 to 1984, before uranium prices tumbled.

On the Matoush property, one of the deepest holes drilled by Uranerz in 1983 intersected 0.95% U3O8 over 16 metres at a vertical depth of 220 metres.

Drilling on the Matoush property indicates that uranium mineralization is closely associated with tourmaline alteration. It appears that the intensity of the tourmalinization increases with depth, and that the best values are associated with the most intense alteration. Available data strongly suggests that the known mineralized zone becomes richer at depth, in proportion to the intensity of the tourmaline alteration.

The Matoush property comprises 25 claims totalling 1,330 hectares. The property, which is wholly-owned by Ditem, lies approximately 10 kilometres east of the Cardinal property, where the Company owns a 100% interest in 205 claims covering 10,892 hectares. The Beaver Lake property is adjacent to the Cardinal property on its west side, and circumscribes the Beaver Lake kimberlite discovered by Uranerz in 1981. It comprises 168 claims covering 2,670 hectares.

The Company has thus increased the area covered by its Orish Mountain properties to 15,000 hectares.

The letter of intent provides for the Company to acquire its 51% interest in the Matoush and Beaver Lake projects by making payments totalling $125,000 over two years, including $5,000 upon signature of the letter of intent, by carrying out $750,000 in exploration over three years, including $200,000 the first year, and by issuing 600,000 common shares of the Company over two years.

Management is very pleased to have concluded this agreement on top of the recent acquisition of the uranium property near Mont-Laurier.

In the coming months, management will pursue its efforts to negotiate private placements that will enable it to finance its projects in 2005.

The Company paid for the period from January 1st, 2005 to March 31, 2005 to external Company’s directors for their presence to the Directors’ meetings fixed fees in the total amount of $3,800 of the issuer’s working capital proceeds obtained at December 31, 2004.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

There has been no matters submitted to a Vote of Security Holders

Item 5. Other information

There is no other information to report

Item 6.

22.

CE Notice of Annual General Meeting of Shareholders and Management Information Circular dated April 12, 2005

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

Date: May 11, 2005

/s/ Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer

Exhibit 22

STRATECO RESOURCES INC.

NOTICE OF

ANNUAL MEETING

OF SHAREHOLDERS

AND

MANAGEMENT INFORMATION CIRCULAR

April 12, 2005

STRATECO RESOURCES INC.

1225 Gay-Lussac, Boucherville, Québec, J4B 7K1

NOTICE OF ANNUAL MEETING

OF SHAREHOLDERS

NOTICE IS HEREBY GIVEN that the Annual Meeting of Shareholders of Strateco Resources Inc. (the Company) will be held at Fairmount Hotel The Queen Elizabeth, St-Charles Room, 900 René-Lévesque Blvd. West, Montréal, Québec, May 18, 2005 at 10:30 a.m., for the following purposes:

1. To present to the shareholders the directors’ report and the Company’s financial statements together with the Auditors’ report for the year ended December 31, 2004;

2. To elect the directors;

3. To appoint the auditors and authorize the directors to fix their remuneration;

4. To transact any other business as may properly come before the Annual Meeting.

A copy of the annual report containing the financial information and Auditors’ report to be presented at the meeting is forwarded herewith.

The attached Management Information Circular contains additional information regarding the matters to be considered at the meeting, and is hereby deemed to be an integral part of this notice.

Boucherville, Québec

April 12th, 2005

BY ORDER OF THE BOARD OF DIRECTORS

(Signed) Guy Hébert

_______________

GUY HÉBERT,

President

Shareholders who are unable to attend the meeting in person are urged to complete, sign and date the attached proxy form and return it to Computershare Investor Services Inc. in the envelope provided for this purpose. Proxies to be used at the Meeting must be returned to Computershare Investor Services Inc. before the close of business on May 16, 2005.

STRATECO RESOURCES INC.

INFORMATION CIRCULAR

SOLICITATION OF PROXIES

This management information circular is furnished in connection with the solicitation of proxies by the management of Strateco Resources Inc. (the Company) for use at the Annual Meeting of shareholders of the Company (the Meeting) to be held at the time and place and for the purposes set forth in the attached notice of meeting (the Notice) and any adjournment thereof. The Company will bear all costs and expenses of this solicitation, which will be by mail.

APPOINTMENT OF PROXIES

Shareholders who cannot attend the Meeting are urged to complete the attached form of proxy and return it to Computershare Investor Services Inc., 1500 University Street, suite 700, Montreal, Québec, H3A 3S8 or to remit it to the secretary of the Company immediately prior to the beginning of the Meeting. If the shareholder is a corporation, the signature of an officer on said form of proxy must be duly authorized in writing.

Persons mentioned in the accompanying form of proxy are directors of the Company. Any shareholder has the right to appoint a proxy to represent him at the Meeting other than the persons designated in the enclosed form of proxy. A shareholder desiring to appoint another person to represent him at the Meeting may do so by crossing out the names indicated and by indicating the name of such nominee in the blank space provided. A proxy does not need to be a shareholder of the Company.

REVOCATION OF PROXIES

A shareholder who gives a proxy may at any time revoke the proxy, by written instrument signed by the shareholder or his agent duly authorized in writing or, if the shareholder is a corporation, by an Officer duly authorized in writing and deposited at the head office of the Company or with Computershare Investor Services Inc., 1500 University Street, suite 700, Montreal, Québec, H3A 3S8, no later than May 16, 2005 or deposited with the chairman or the secretary of the Meeting on the day of the Meeting or any adjournment thereof.

ADVICE TO BENEFICIAL SHAREHOLDERS

Only registered shareholders or duly appointed proxy holders are permitted to vote at the Meeting. Shareholders who do not hold their shares in their own name (the "Beneficial Shareholders") are advised that only proxies from shareholders of record can be recognized and voted at the Meeting.

Beneficial Shareholders who complete and return an instrument of proxy must indicate thereon the person (usually a brokerage house) who holds their shares as a registered shareholder. Every intermediary (broker) has its own mailing procedure, and provides its own return instructions, which should be carefully followed. The instrument of proxy supplied to Beneficial Shareholders is identical to that provided to registered shareholders. However, its purpose is limited to instructing the registered shareholder how to vote on behalf of the Beneficial Shareholder.

If shares are listed in an account statement provided to a shareholder by a broker, then in almost all cases those shares will not be registered in such shareholder's name on the records of the Company. Such shares will more likely be registered under the name of the shareholder's broker or an agent of such broker. In Canada, the majority of such shares are registered under the name of CDS & Co. (the registration name for The Canadian Depository for Securities, which company acts as nominee for many Canadian brokerage firms). Shares held by brokers or their nominees can only be voted (for or against resolutions) upon the instructions of the Beneficial Shareholder.

Without specific instructions, brokers/nominees are prohibited from voting shares for their clients. The directors and officers of the Company do not know for whose benefit the shares registered in the name of CDS & Co. are held.

Brokers and other intermediaries are required to request voting instructions from Beneficial Shareholders prior to shareholder meetings. Brokers and other intermediaries have their own procedures for sending materials and their own guidelines for the return of documents; these instructions are to be followed if the voting rights attached to their shares are to be cast at the Meeting. In Canada, most brokers now delegate the responsibility of obtaining their clients’ instructions to ADP Investor Communications ("ADP"). Beneficial Shareholders who receive a voting instruction form from ADP may not use the said form to vote directly at the Meeting. If you have questions on how to exercise voting rights attached to shares held through a broker or other intermediary, please contact the broker or intermediary directly.

Although a Beneficial Shareholder will not be recognized at the Meeting for the purposes of directly exercising voting rights attached to shares registered in the name of his broker (or a representative thereof), he may attend the Meeting as proxy of the registered shareholder and, as such, exercise the voting rights attached to such shares.

Unless otherwise indicated in this proxy circular and in the form of proxy and Notice of Meeting attached hereto, shareholders shall mean registered shareholders.

Voting of shares represented by proxies

The voting rights conferred by the common shares (the shares) and for which proxy is given by the proxy form duly-signed form in favour of the persons designated therein shall be exercised whenever a ballot is taken at the Meeting.  When a ballot is taken with respect to the election of Directors and the appointment of Auditors, the voting right conferred by the said shares shall be exercised for the same purposes and in the manner indicated in the appropriate paragraphs of this circular unless an abstention from voting for the election of Directors or the appointment of Auditors is stipulated in the proxy.

The Directors soliciting the proxy undertake to carry out the instructions given by a Shareholder in the proxy form. If no instructions are given, the votes will be cast in favour of the adoption of the resolutions set forth in the Notice. The accompanying form of proxy confers discretionary power with respect to amendments to the matters identified in the Notice and any other matters that may properly come before the Meeting. To date, Directors of the Company have no knowledge of any amendment or any other question that could be brought before the Meeting.

RECORD DATE

The Company has set April 11, 2005 as the record date for the Meeting (the “Record Date”). Only shareholders of record as at the Record Date are entitled to receive notice of the meeting as well as all other material pertaining to it.

Any person who acquires shares after the Record Date is entitled to vote such shares if said person can provide share certificates registered in its name or establish in another manner its ownership of the shares and requests that its name be registered on the shareholders’ list at least two days prior to the Meeting.

VOTING SHARES AND PRINCIPAL HOLDERS OF VOTING SECURITIES

At the date hereof, 48,286,119 shares of the Company were issued and outstanding. Each share confers the right to one vote upon its holder duly registered in the Company’s record books on April 11, 2005. To the knowledge of the management of the Company, at the date hereof, no person exercised control, directly or indirectly, over more than 10% of the Company’s issued and outstanding shares.

PERSONS WITH INTERESTS IN CERTAIN MATTERS ON THE AGENDA

At the date hereof, to the knowledge of the management of the Company and with the exception of the information disclosed elsewhere in this circular, no person has any interest by way of beneficial ownership of securities or otherwise in any matter to be acted upon.

BUSINESS TO BE DEALT WITH AT THE MEETING

Directors’ report and consolidated financial statements (Item No 1 on the Notice of Meeting)

The Directors’ report and the financial statements for the year ended December 31, 2004, together with the report of the Auditors thereon, will be presented before the Meeting. The financial statements are included in the Company’s 2004 annual report that was mailed to the shareholders of the Company with the Notice of Meeting and the proxy circular.

ELECTION OF DIRECTORS (ITEM NO 2 ON THE NOTICE OF MEETING)

Pursuant to the general by-laws, the business of the Company is managed by a Board of Directors consisting of a minimum of three and a maximum of fifteen directors; there are currently six directors of the Company. Unless he resigns or his office becomes vacant upon his death or for any other reason in accordance with the Company’s by-laws, each director elected at the Meeting holds office until the date of the next annual meeting or until his successor is elected or appointed.

The persons named in the attached proxy form intend to vote in favour of the election of the nominees named hereunder, unless the shareholder signing a proxy has indicated his desire to abstain from voting regarding the election of directors.

Management of the Company does not contemplate that any of the nominees will be unable or unwilling, for any reason, to serve as a director, but if any change should occur for any reason prior to the Meeting, the persons named in the accompanying proxy form reserve the right to vote for other nominees of their choice.

Name, Municipality of Residence and Office held with the Company	Director since:	Common shares Over which Control is Exercised	Principal Occupation
Guy Hébert, Boucherville, Québec President and Director	13-04-00	3,520,749(3)	President BBH Géo-Management Inc.
Jean-Pierre Lachance, Saint-Hubert, Québec Executive Vice-president, Director	13-04-00	139,250	Executive Vice-President Strateco Resources Inc.
Caude Hubert, (2) Sainte-Julie, Québec, Director	13-04-00	50,000	Honorary professor of Université de Montréal
Robert Desjardins, (2) Repentigny, Québec Director	31-10-01	0	President of Robert G. Desjardins et Associés Inc.
Jean-Guy Masse (2), Montréal, Québec Director	13-04-00	8,000	President of Northern Precious Metals Funds Inc.
Francine Bélanger, (2) Boucherville, Québec, Director and Treasurer	From 13-04-00 to 30-10-01 and from 20-06-2002 to this day	25,500	Accounting consultant

(1)

Information relating to the shares, over which control or direction is exercised, was provided by the nominees.

(2)

Member of the Audit Committee

(3)

From that number, 137,500 shares are under escrow for a total of 371,999 actions held directly by Mr. Guy Hébert and 3,148,750 actions held by two companies controlled by Mr. Hébert.

(4)

50,000 of the 139,250 shares held by Monsieur Lachance are under escrow.

All the above nominees were elected directors at the previous shareholders meeting held on May 12, 2004 for which the Notice of Hearing included a management proxy circular. The mandate of Company’s directors mentioned above expires at the date of the next annual shareholders’ meeting.

Messrs Hébert and Lachance spend respectively 50 % and 100% of their time to the Company’s business while the other directors spend less than 5% of their time to the Company’s business.

Remuneration of Executive Officers

During the year ended December 31, 2004, the Company did not pay any remuneration to members of the Direction except for Mr. Jean-Pierre Lachance who received an allowance of $200 per month for the use of his personal vehicle in relation with the Company's activities

During the year ended December 31, 2004, the Company incurred with BBH Géo-Management Inc., general and administrative expenses of $316,000.

Furthermore, the Company paid management fees of $95,000, consultant and subcontractor fees of $213,000, travelling and lodging expenses of $25,000 and shares issue costs amounting to $97,000 to this same company.

BBH Géo-Management Inc. is a company that offers project management and administrative services to the Company pursuant to a services agreement. Mr. Guy Hébert, the Company’s president is the sole director of BBH Géo-Management Inc. and controls another company that is the majority shareholder of BBH Géo-Management Inc.

Services related to the Company rendered by Messrs. Guy Hébert et Jean-Pierre Lachance, Company's executive officers, are paid by BBH Géo-Management Inc.:

Name and Position (a)	Year (b)	Annual Remuneration (1)			Long-Term Compensation			All Other Compen-sation $ (i)
					AWARDS		Payouts
		Salary $ (c)	Bonus $ (d)	Other Annual Compen-sation $ (e)	Securities Under Options/ SAR Granted (#) (f)	Restricted Shares or Restricted Share Units $ (g)	LTIP Payouts $ (h)
Guy Hébert, Chief Executive Officer	2004	--	--	--	--/ --	--	--	--
	2003	--	--	--	--/ --	--	--	--
	2002	--	--	--	--/ --	--	--	--
Jean-Pierre Lachance Executive Vice-President	2004	--	--	--	--/ --	--	--	--
	2003	--	--	--	--/ --	--	--	--
	2002	--	--	--	--/ --	--	--	--

(1)

The Company did not pay any salary or other form of remuneration directly to the Chief executive officers. The Company paid to BBH Géo-Management Inc. for consultation services of Mr. Guy Hébert the sum of $132,125 in 2004, $112,000 in 2003 and $78,925 in 2002. These sums are not representative of the amounts actually received by Mr. Hébert from BBH Géo-Management Inc. as salary.

The Company paid to BBH Géo-Management Inc. for consultation services of Mr. Jean-Pierre Lachance the sum of $95,678 in 2004, $94,678 in 2003 and $82,625 in 2002. These sums are not representative of the amounts actually received by Mr. Lachance from BBH Géo-Management Inc. as salary.

The Company does not have a long-term incentive plan (LTIP).

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

The Company has no stock appreciation right ("SAR") plan.

During the exercise ended December 31, 2004, the Company has granted only 100,000 stock options to a director under the terms of the stock option plan as described in the following table:

Name	Securities under options (#)	Percentage of total options granted to Directors in the financial year	Exercise price ($)	Expiration Date
Robert Desjardins	100,000	100%	$0.20	November 8, 2009

During the year ended December 31, 2004, no stock options were exercised.

The following table describes the unexercised options at the end of the exercise and held by the executive officers and directors of the Company and the year-end option value of the unexercised stock options at December 31, 2004.

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($) (1)	Unexercised Options at FY-End (#) Exercisable/Un-exercisable	Value of Unexercised in the Money Options at FY End ($) Exercisable/Un-exercisable
Guy Hébert, President, Director	--	--	500,000 500,000/ 0	90,000 90,000/ 0
Jean-Pierre Lachance, Executive Vice-President, Director	--	--	600,000 600,000/ 0	105,000 105,000/ 0
Caude Hubert, Director	--	--	100,000 100,000/ 0	18,750 18,750/ 0
Robert Desjardins, Director	--	--	400,000 300,000/ 100,000	77,500 57,500/ 20,000
Jean-Guy Masse, Director	--	--	100,000 100,000/ 0	18,750 18,750/ 0
Francine Bélanger, Director, Treasurer	--	--	100,000 100,000/ 0	18,750 18,750/ 0

(1) Whenever an option is exercised, the aggregate value realized is the difference between the market value on the date of the exercise of the option and fixed exercise price multiplied by the number of shares.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Stock Option Plan Equity compensation plans approved by security holders	2,298,000	$0.23	1,502,000
Equity compensation plans not approved by security holders NIL	N/A	N/A	N/A
TOTAL	2,298,000	$0.23	1,502,000

Liability Insurance

The Company subscribed to an insurance policy with respect to directors and officer’s liability. The policy is valid from July 31, 2004 to July 31, 2005 and provides coverage for $1,000,000 per sinister. The Company pays an annual fee of $8,806 for the policy.

Termination of Employment, Change in Responsibilities and Employment Contract.

There are no employment contracts between the Company and its executive officers and there is no compensatory plan, contract or arrangement with respect to any executive officer of the Company that may be triggered in the event of a change of control of the Company or a change in the executive officers’ responsibilities following a change of control or further to their resignation, retirement or any other termination with the Company.

Remuneration of directors

During the exercise ended December 31, 2004, the Company paid to external directors presence tickets to assist to Board of Directors and Audit Committee meetings in the amount of $9,900. During that financial exercise ended December 31, 2004, the Company has awarded to Mr. Robert Desjardins, an external director, 100,000 stock options.

APPOINTMENT OF AUDITORS (ITEM NO. 3 ON THE NOTICE OF MEETING)

PETRIE RAYMOND, LLP Chartered Accountants (“PETRIE RAYMOND”) are the Company’s auditors since May 12, 2004. The fees paid to the Company’s previous Auditors, KPMG LLP, chartered accountants for the exam of the first quarterly report of 2004 amounted to $6,500.and the fees paid to PETRIE RAYMOND for the exams of two quarterly reports and the annual audited financial statements for the year ended December 31, 2004 amounted to $13,800. The Company did not pay other related audit services fees. The Company paid tax fees of $2,500 to the accountants but not other consulting fees.

The Company’s Direction proposes the appointment of PETRIE RAYMOND, LLP, chartered accountants, as Auditors of the Company until the next annual shareholders’ meeting and that the Board of Directors be authorized to fix their remuneration.

The persons named in the accompanying form of proxy intend to vote for the appointment of PETRIE RAYMOND, LLP chartered accountants, as the Company’s auditors at the Meeting and to authorize the directors to fix their remuneration, unless the shareholder signing the proxy has indicated his intention to abstain from voting regarding the appointment of the auditors.

CORPORATE GOVERNANCE PRACTICES

The Canadian Exchanges have adopted guidelines requiring listed companies to disclose their corporate governance systems in their annual report or information circular.

These guidelines deal with the constitution, mandate and objectives of the Board of Directors and their committees, the advisability of having a majority of board members who qualify as “unrelated directors”, the decision-making process of the Board of Directors, the recruiting, guidance and training of new directors, the independence of Board Members, the assessment of the performance of the Board of Directors, its members and the Chief Executive Officer, the Board’s expectations of management, and measures for dealing with shareholder concerns.

The existing corporate governance practices of the Company and those to come take into account the characteristics of a resource company of the scale of the Company. Consequently, the Company takes into consideration the objectives of shareholders at the moment they made their investment in the Company and their expectations with regard to the performance of the company’s shares on the stock market. However, the Company operates in an industry subject to risks, changes in metals prices and availability of venture capital, which are constraints for a junior company.

The Board of Directors is composed of “unrelated directors”, to the exception of Messrs. Guy Hébert and Jean-Pierre Lachance. The Board of Directors has established an Audit Committee composed of Messrs. Claude Hubert, Jean-Guy Masse and Robert Desjardins and of Mrs. Francine Bélanger. Since the Officers of the Company do not receive any compensation, there exists no compensation committee. However, the services contract between the Company and BBH Géo-Management Inc. is revised and approved by the Board of Directors.

The Board of Directors has amended its existing guidelines and corporate governance practices as of January 2004, to provide a fix remuneration to be paid the external directors of the Company for their presence to the Board of Directors and Audit Committee assemblies and also provide for the reimbursement of their expenses.

The Board of Directors is responsible for establishing the Company’s policies and reviewing its performance. However, the Board of Directors is not directly involved in the day-to-day operations, which are under the control of the management of the Company, the president and executive vice-president in particular. At Meetings, the Board of Director receives, discusses and considers for approval, with or without modifications, the reports of the Company’s executive officers. In general, these are reports on the Company’s current activities and business development. In the last year, the Board of Directors met several times to take decisions to acquire or write-off mining properties, to approve several non flow-through and flow-through private placements and to engage services of an investor relations firm.

On February 18, 2004, the Board of Directors has adopted a Code of Ethics. This code can be consulted on the Company’s website at www.stratecoinc.com. Any interested person may receive copy of this code without costs upon request at the Company’s head office.

The Audit Committee meets several times during the year to review the Company’s financial condition, studies and recommends the approval of quarterly, summary reviews and audited year end financial statements, questions the auditors and study the return and investments of the Company and its portfolio of mining properties. This year the Audit Committee has also studied the proposition by the Board of Directors for the change of Auditors.

The Audit Committee Charter can be consulted in the ANNEX attached hereto.

OTHER ITEMS ON THE AGENDA

Management of the Company is not aware of any amendment regarding the matters on the agenda set forth in the Notice of Meeting nor of any other matters which may properly come before the Meeting other than those set forth in the Notice of Meeting. However, if amendments to the matters on the agenda set forth in the notice of meeting or other matters properly come before the Meeting, the accompanying form of proxy confers discretionary authority upon those persons named therein for the purposes of voting according to their best judgement on amendments to matters on the agenda set forth in the Notice of Meeting or on any other matter.

SHAREHOLDER PROPOSALS

Any shareholder wishing to present a proposal at the 2006 Annual Meeting must send such proposal to the Company before January 31, 2006 so that it may be included in the proxy solicitation documents for the annual meeting.

ADDITIONAL INFORMATION

Supplementary information concerning the subjects treated in this Management proxy circular is available on website of SEDAR at http://www.sedar.com/ and on the Company’s website at http://www.stratecoinc.com/. Particularly, references can be made to Annual Report dated February 3, 2005 and audited financial statements dated February 22, 2005 for the year ended December 31, 2004.

APPROVAL OF CIRCULAR

The Board of Directors of the Company has approved the contents and the sending of this Circular to the shareholders of the company.

Dated: April 12, 2005.

ON BEHALF OF THE BOARD OF DIRECTORS,

(Signed) Guy Hébert

GUY HéBERT President

ANNEX

STRATECO RESOURCES INC.

AUDIT COMMITTEE CHARTER

The following audit committee charter governs the Company’s audit committee.

Constitution, Composition and Quorum

The Board of Directors of the Company has appointed an Audit Committee comprised of a minimum number of three directors, all of whom should be financially literate in accordance with the laws, by-laws and applicable policies with respect to securities including without limitation Multilateral Instrument 52-110. The majority of the members of the Audit Committee must be independent directors. Each member of the Audit Committee, amongst other things, has to be able to read and understand financial statements. The majority of the members must be Canadian residents. The quorum of the Committee is the majority of the members. The Audit Committee has also the authority to appoint a chairman and a vice-president.

Power and Authority

In the performance of its mandate, the Committee has the right to examine the books, registers and accounts of the Company and to discuss any question concerning the financial situation of the Company or any other question which relates to its mandate with any employee and with the external auditor or the internal audit team of the Corporation and its subsidiaries.

The external auditor reports directly to the Audit Committee and the Committee has the power to communicate directly with the external auditor. The external auditor is present at all of the meetings of the Committee where reports or financial statements that it has prepared or where public communications based upon these reports or financial statements are examined or approved by the Committee. The external auditor can also be invited to other meetings.

Upon the external auditor's request, the Chairman of the Committee will convene a meeting of the Audit Committee. The Audit Committee meets privately with the external auditor, without management being present, once per quarter after the presentation of the interim financial statements if the external auditor has prepared them, during the presentation of the annual financial statements and at any time upon request.

The Audit Committee has the right to require any employee of the Company to discuss any question concerning the financial situation of the Company or any other question, which relates to its mandate.

If the Audit Committee deems it appropriate, it can retain legal counsel or other independent counsels to assist the Audit Committee in fulfilling its duties and responsibilities and it has the power and authority to approve and ensure the payment of their fees and disbursements.

Delegation

The Audit Committee cannot delegate to management any of the responsibilities that are part of its mandate. However, the Audit Committee may delegate to one or more independent members of the Audit Committee the authority to pre-approve non-audit services to be rendered by the external auditor. The pre-approval of non-audit services by any member to whom authority has been delegated must be presented to the Audit Committee at its first scheduled meeting following such a pre-approval and all of the conditions of Multilateral Instrument 52-110 and of the pre-approval policy adopted by the Audit Committee must be respected.

Reports

The Audit Committee has to report to the Board of Directors on or about its work, activities and decisions at the meeting of the Board of Directors following the meeting of the Audit Committee providing all topics discussed, decisions taken, means undertaken in order to study and examine the reports, statements and documents submitted, as well as the level of satisfaction of the members of the Committee therewith, the unresolved issues, the disagreements and the decisions taken.

Compensation

The Board of Directors determines the compensation to be received by the members of the Audit Committee for their services.

Mandate

(1)

The Audit Committee must recommend to the Board of Directors:

(a)

the external auditor to be nominated for the purpose of preparing or issuing an auditor's report or performing other audit, review or attest services for the Company; and

(b)

the compensation of the external auditor.

(2)

The Audit Committee must be directly responsible for overseeing the work of the external auditor engaged for the purpose of preparing or issuing an auditor's report or performing other audit, review or attest services for the Company, including the resolution of disagreements between management and the external auditor regarding financial reporting.

(3)

The Audit Committee must pre-approve all non-audit services to be provided to the Company or its affiliates by the Company's external auditor.

(4)

The Audit Committee must review the Company's financial statements, MD&A and annual and interim earnings press releases before the Company publicly discloses this information.

(5)

The Audit Committee must be satisfied that adequate procedures are in place for the review of the Company's public disclosure of financial information extracted or derived from the Company’s financial statements, other than the public disclosure referred to in subsection 4, and must periodically assess the adequacy of those procedures.

(6)

The Audit Committee must establish procedures for:

(6)

the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters; and

(7)

the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

(7)

The Audit Committee must review and approve the Company's hiring policies regarding partners, employees and former partners and employees of the present and former external auditor of the Company.

Boucherville, April 12, 2005