Form 10KSB/A
period 2004-12-31
STRATECO RESOURCES INC
filed 2005-06-28
CIK 1178672

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

Part II Item 7.

Financial Statements

The Company incorporates for reference as exhibit to the present document the Strateco Resources Inc. consolidated audited financial statements for the fiscal year ending December 31, 2004 and audited financial statements for the fiscal year ending December 31, 2003 that include U.S. GAAP reconciliation.  These financial statements follow the signature page of the present document.

Transitional Small Business Disclosure Format (Check one): Yes

[     ]

No

[ X ]

Item 10.

Executive Compensation.

(a)

General

During the financial year ended December 31, 2004, the Company did not paid any remuneration to members of the Direction except for Mr. Jean-Pierre Lachance who received an allowance of $200 per month for the use of his personal vehicle in relation with the Company’s activities.

During the year ended December 31, 2004, the Company incurred with BBH Géo-Management Inc., general and administrative expenses of $316,000.

Furthermore, the Company paid management fees of $95,000, consultant and subcontractor fees of $213,000, traveling and lodging expenses of $25,000 and shares issue costs amounting to $97,000 to this same company.

BBH Géo-Management Inc. is a company that offers project management and administrative services to the Company pursuant to a services agreement.  Mr. Guy Hébert, the Company’s president is the sole director of BBH Géo-Management Inc. and controls another company that is the majority shareholder of BBH Géo-Management Inc.

Services related to the Company rendered by Messrs. Guy Hébert and Jean-Pierre Lachance, Company’s executive officers are paid by Géo-Management Inc.:

		Annual Remuneration			Long Term Compensation
					Awards		Payouts
Name and Position	Year(1)	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP Payouts ($)	All Other Compen-sation ($)
Guy Hébert, Chief Executive Officer	2004	--	--	--	-- / --	--	--	--
	2003	--	--	--	-- / --	--	--	--
	2002	--	--	--	-- / --	--	--	--

Jean-Pierre Lachance, Executive Vice-President	2004	--	--	--	-- / --	--	--	--
	2003	--	--	--	-- / --	--	--	--
	2002	--	--	--	-- / --	--	--	--

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

Dated: June 6, 2005

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

/s/ Guy Hébert

/s/ Francine Bélanger

_______________________________

______________________________

Guy Hébert

Francine Bélanger

President and Chief Executive Officer

Administrator

Boucherville, Canada

June 6, 2005

Auditors' Report

To the Directors of

Strateco Resources Inc.:

We have audited the accompanying balance sheet of Strateco Resources Inc. as at December 31, 2004 and the related statements of deferred expenditures, earnings and deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain respects from the accounting principles generally accepted in the United States of America.  Information relating to the nature and aspect of such difference is presented in Note 14 to the financial statements.

Limited Liability Partnership

Chartered Accountants

Montréal, Canada

June 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Strateco Resources Inc.

We have audited the accompanying balance sheet of Strateco Resources Inc. as of December 31, 2003 and the related statements of deferred expenditures, earnings and deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain respects from the accounting principles generally accepted in the United States of America.  Information relating to the nature and aspect of such difference is presented in Note 14 to the financial statements.

/s/ KPMG LLP

Montréal, Canada

February 6, 2004

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

14.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

	2004	2003

Net loss per Canadian GAAP, as reported	$ 556,238	$ 779,474

Properties and deferred expenditures (1)	899,914	1,353,906
Deferred tax recovery (2)	(200,489)	(640,000)

Net loss and comprehensive income for the year, according to U.S. GAAP	$ 1,255,663	$ 1,493,380

Net loss per share per Canadian GAAP, as reported	0.01	0.02

Effect of adjustments:
Properties and deferred expenditures (1)	0.02	0.04
Deferred tax expenses (recovery) (2)	-	(0.02)

Loss per share, according to U.S. GAAP	$ 0.03	$ 0.04

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