Form 10QSB
period 2005-06-30
STRATECO RESOURCES INC
filed 2005-08-12
CIK 1178672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Yes  [     ]   No  [ X ]

PART I- FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending June 30, 2005 for the following reasons:

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

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of June 30, 2005 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a)

The instruments defining the rights of the holders of common shares have not been modified during the period.

b)

The rights evidenced by the common shares have not been limited or modified during the period.

c)

The Company has not obtained new proceeds from private or public financing during the period. The Company spent a total of $31,867 on properties and $25,000 on acquisition of properties during the period from April 1, 2005 to June 30, 2005.

d)

From the flow-through proceeds in the amount of $1,171,500 obtained from the sale of flow-through common shares in the public and private placements as fully described in Form 10-KSB for the year ending December 31, 2004, an amount of $334,809 of flow-though proceeds at June 30, 2005 remains to be spent on exploration before December 31, 2005.

e)

During the reporting period, the Company spent a total of $30,180 of flow-through proceeds on its properties.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holders.

During the reporting period, the Company did not conduct exploration works in the field but completed a structural study assisted by satellite imagery conducted by Technologies 43S Inc. (‘43S’). This study aimed at locating new drill targets on the Discovery and Cameron projects. The Option and Joint Venture Agreement for these projects with GéoNova Explorations Inc. was fully described in Form 10-QSB for the period ending September 30, 2002 and in the Annual Report Form 10-KSB for the year ended December 31, 2002 and in Form 10-QSB for the period ending September 30, 2003.

On another front, management positioned the Company in the up and coming uranium sector during the second quarter of 2005. On May 2, 2005, the Company signed a letter of intent with Ditem Explorations Inc. (‘Ditem’) for an option to acquire a 51% interest in the Matoush and Beaver Lake properties, both located in the Otish Mountains of northern Québec in Canada. This Option Agreement was fully described in Form 10-QSB for the period ending March 31, 2005. On June 29, 2005, the Company signed the formal agreement regarding this acquisition.

On July 6, 2005, the Company signed a letter of intent with Vija Ventures Corporation (VIJA), a company of the province of British Columbia in Canada to acquire a 100% interest in the Eclat Property on all minerals other than diamonds comprising 90 claims and covering 4,786.90 hectares in the Otish Mountains of northern Québec in Canada.

In order to acquire this interest, the Company will have to spend $500,000 in exploration works and a payment total of $150,000 to VIJA on a period of 4 years. The Company will issue 600,000 common shares to VIJA on a period of three years. VIJA will retain a 2%NSR Royalty on all minerals other than diamonds and a 2% portion of all gross proceeds form the sale or disposition of carbon emission rights tied to the production of uranium from the Property.

In the coming months, management will pursue its efforts to negotiate private placements that will enable it to finance its exploration projects in 2005.

For the period from April 1st, 2005 to June 30, 2005, the Company made provisions for payments of fixed fees in the total amount of $5,600 to external Company’s directors, for their presence to the Directors’ meetings.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

a)

On May 18, 2005, the Annual Meeting of Shareholders was held in Montreal, at the Fairmount Reine Elizabeth Hotel. Notice of Annual Meeting of Shareholders and Management Information Circular dated April 12, 2005 was incorporated by reference and was filed as Exhibit 22.1 of Form 10-QSB for the period ending March 31, 2005.

b)

At this meeting, Mr. Guy Hébert, Mr. Jean-Pierre Lachance, Mr. Claude Hubert, Mr. Robert Desjardins, Mr. Jean-Guy Masse and Mrs. Francine Bélanger were all re-elected as directors of the Company.

c)

The appointment of PETRIE RAYMOND, LLP as Auditors for the year ending December 31, 2005 on proposition of the Board of Directors and on recommendation of the audit committee was also submitted to the vote of shareholders on May 18, 2005.

d)

At the Annual Meeting, shareholders either in person or by proxy represented a total of 7,337,453 common shares. Each share represented one vote. The following table describes the number of votes cast for, against or withheld and the number of annulled votes as to each matter submitted to the shareholders:

Annual Meeting of Shareholders May 18, 2005	Votes cast for	Votes withheld	Votes annulled
Election of Directors	7,337,453	0	0
Appointment of Auditors	7,337,453	0	0

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

Date: August 9, 2005

/s/ Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer