Form 10QSB
period 2005-09-30
STRATECO RESOURCES INC
filed 2005-11-14
CIK 1178672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2005

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

48,586,119 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]

 No [ X ]

PART I- FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending September 30, 2005 for the following reasons:

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

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of September 30, 2005 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) The Company has not obtained new proceeds from private or public financing during the period. The Company spent a total of $18,997 deferred expenditures on properties and $7,000 on acquisition of properties during the period from July 1, 2005 to September 30, 2005.

d)

From the flow-through proceeds in the amount of $1,171,500 obtained from the sale of flow-through common shares in the public and private placements as fully described in Form 10-KSB and Form 10-KSB/A for the year ending December 31, 2004 and Form 10Q-SB for the periods ending March 31, and June 30, 2005, an amount of $315,905 of flow-though proceeds at September 30, 2005 remain to be spent on exploration before December 31, 2005.

e)

During the reporting period, the Company spent a total of $18,997 of flow-through proceeds on its properties and projects.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holders.

During the reporting period, the Company spent an approximate amount of the net offering proceeds from private and public financing in the amount of $2,800 fixed fees to external Company’s directors, for their presence to the Directors’ meetings.

On August 1, 2005, the Company signed an agreement with BBH Géo-Management Inc. (“BBH”), related party  since the director and officer of that company is also an officer and director of the Company as described in Form 10-KSB/A for the period ending December 31, 2004. Pursuant to that agreement, BBH will render the following services to the Company: office rent, office equipment and computers, secretarial, management, administration, accounting and legal services, consulting in geology, public relations and relations with regulatory authorities as well as financing. This agreement will be in force for a three-year period ending July 31, 2008 and allows for a monthly fixed charge of $3,200 for office rent, office equipment and computers and will be revised annually as at July 31. The estimated amount payable for the next three twelve-month periods for these expenses of office rent, office equipment and computers amount to $38,400 for 2006 and 2007 and $32,000 for 2008.

In the third quarter of 2005, exploration-related work consisted mainly of the compilation of the available documentation on the new uranium projects acquired by the Company. The key projects in the Company’s portfolio are located in the Otish Mountains and the Mont-Laurier area of Quebec.

The Company has an option to acquire 51% interests in the Matoush and Beaver Lake Area properties, held by Ditem Explorations Inc. and located in the Otish Mountains, about 300 kilometres northeast of Chibougamau. To earn its interest, the Company must fund $750,000 in exploration over three years, make payments of $125,000 over two years, and issue 600,000 shares over two years. The Matoush and Beaver Lake properties cover 1,328 hectares and 2,752 hectares respectively. During the reporting period, The Company issued 200,000 shares at the price of $0.11 per share to Ditem Explorations Inc. pursuant to this agreement.

During the reporting period, the Company signed a letter of intent with Vija Ventures Corporation in Québec Canada. The Eclat property, in which the Company can earn a 100% interest from Vija Ventures Corporation, lies immediately south of the Matoush project. In order to gain its interest on all minerals except diamonds, the Company must fund $500,000 in exploration over four years, make payments of $150,000 over four years and issue 600,000 shares over three years. The Eclat property covers 4,787 hectares. The Company issued 100,000 common shares at the price of $0.10 per share pursuant to this agreement. Strateco is the operator on all three projects.

The Company owns 100% of the easily-accessible Mont-Laurier Uranium property, located 40 kilometres outside Mont-Laurier.

Exploration conducted by Uranerz Exploration and Mining in the early 1980s before uranium prices tumbled indicated a potential on the Matoush property. Uranerz only explored a 900-metre section of the Matoush structure, which has been traced over a distance of 3,900 metres on the property. The drilling performed by Uranerz  was spaced at about 200 metres. Hole AM-15, which returned 0.95 % U3O8 over 16 metres, will serve as a starting point for exploration of the property by the Company. The author of a technical report prepared in accordance with Canadian National Instrument 43-101 (IOS Services Géoscientifiques) has indicated that Matoush is the most advanced project in the Otish Mountain basin. The Company plans to explore the Matoush project in the coming quarters.

The Eclat project is for all intents and purposes virgin territory in terms of field work. Its potential arises from the fact that the aeromagnetic survey conducted in 2002 revealed the southern extension of the Matoush structure over a distance of at least two kilometres.

In early September 2005, management took steps to protect the ground to the east of the Matoush and Eclat properties by map-designating 11 cells covering an area of 584 hectares. The claims were all registered under Strateco’s name on October 6, 2005.

On the Mont-Laurier project, for which a technical report was also prepared in accordance with Canadian National Instrument 43-101, compilation work revealed that the central part of the property, between the Hanson showing in the south and the Tom Dick showing at the northern edge of the property, remains virtually unexplored, likely because of the overburden thickness.

On the gold front, the Cameron project, adjacent to the Discovery, will see drilling in the coming quarter. The presence of a large deformation corridor was confirmed over a distance of more than two kilometres by drilling in 2004. Holes were drilled on a loose, 700-metre grid to the east of hole CAM 03-2, which had returned values of 0.46 g/t Au over 6.40 metres. No holes have ever been drilled on the area to the west of this hole, where the corridor appears to continue for about one kilometre. This area, which corresponds to the assumed extension of the northeast-striking fault network that cuts through the northwest-striking gold-bearing deformation zones identified on the Discovery project, represents a high-priority drilling target on the Cameron project.

During the reporting period, The Company issued the following common shares in counterpart of options agreements  with companies and concerning properties located only in Canada:

Agreement	Issued shares	Price per share
Option and Joint venture agreement to acquire 51% interest in Matoush and Beaver Lake Area properties with Ditem Explorations Inc as described in Form 10Q-SB of June 30, 2005:	200,000 common shares	$0.11 per share
Option agreement to acquire 100% of mineral rights except diamonds on Eclat property issued to Vija Ventures Corporation as described supra:	100,000 common shares	$0.10 per share

Management should resume sustained exploration work on its properties during the fourth quarter.

In November 2005, drilling should begin on the Cameron gold project. Preparatory work for the drilling project on the Matoush gold project, scheduled to begin in January 2006, will also get underway in November. Among other things, this work will include camp installation and the location and marking of old holes drilled by Uranerz.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the reporting period.

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

Date: November 9, 2005

/s/ Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer