Form 10KSB
period 2005-12-31
STRATECO RESOURCES INC
filed 2006-03-31
CIK 1178672

OMB Number: 3235-0420

Expires: March 31, 2007

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Shares

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No ☐

SEC 2337 (12-05)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer’s revenues for its most recent fiscal year:

None- Junior Exploration Company

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 22, 2006 the average bid for the common shares for the past 60 days was $0.26 per share for and aggregate market value of $18,385,273.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be file by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 70,712,591 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part II

Item 7:

Financial Statements

The Company incorporates for reference to the present document the Strateco Resources Inc. consolidated audited financial statements for the fiscal year ending December 31, 2005 and audited financial statements for the fiscal year ending December 31, 2004 that include U.S. GAAP reconciliation. These financial statements follow the signature page of the present document.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

PART 1

Item 1.

Business.

In 2005, wanting to diversify its property portfolio and increase shareholder value, the Company positioned itself in the uranium market. The Company also continued to explore its Discovery and Cameron gold projects.

In all, the Company incurred $632,314 in exploration expenses in 2005, distributed as follows: $257,734 on Discovery, $156,217 on Cameron, $186,236 on Matoush and $21,927 on Mont-Laurier Uranium, as well as $10,200 on other properties.

Exploration on the Discovery and Cameron gold projects consisted essentially of drilling. On Discovery, a total of 1,964 metres were drilled in four holes in early 2005. The purpose of this program was to test the gold potential to the west of the diabase dike located in the northwest extension of the Discovery zone. This portion of the Discovery structure remained virtually unexplored. Three structures were identified. No significant gold values were intersected, and the intensity of the hydrothermal system, or more precisely, the quartz-ankerite alteration and sulfide content, appears to diminish to the west of the diabase dike. However, the potential to increase the resources of the Discovery zone, particularly at depth, where the East and West zones remain open below the -700 metre level, with strong alteration and high sulfide content.  The same is true nearer surface, between the -300 and -500 metre levels on the 600E and 1200 E sectors, where the vertical extensions have not been explored, as well as in the portion centered on the 4+00 East section in the extension of the East lens, which is richest in gold, with grades of up to 12.86 g/t Au over 8.85 metres (BD-02-67A) and 10.76 g/t Au over 10.10 metres (BD-04-77B).

A 2,500-metre drilling program was initiated in early December 2005 on the Cameron project, adjacent to the Discovery project. This program, which was completed on January 26, consisted of 10 drill holes concentrated in the unexplored area to the west of hole CAM-03-02, which was drilled in December 2003 and returned 0.46 g/t Au over 6.40 metres. The results for all the holes confirmed the strong alteration of the Cameron structure. While no gold zones were identified, some holes returned gold values that warrant further exploration. Grades of interest included 6.18 g/t Au over a 0.8-metre section in hole CAM-05-11.

In terms of the new uranium projects that are now part of its property portfolio, the Company initially acquired a 100% interest in the Mont-Laurier Uranium property in March 2005. Consisting of 80 contiguous claims covering an area of 4,710 hectares, the property lies near Mont-Laurier, Quebec, and easily accessible. This property has good potential and is relatively unexplored.

At the end of May 2005, management also signed an agreement with Ditem Explorations Inc. granting the Company an option to acquire a 51% interest in the Matoush and Beaver Lake Area properties, both located in Quebec’s Otish Mountains. The Matoush property covers 25 claims totalling 1,330 hectares, and the Beaver Lake Area property consists of 102 claims covering 1,632 hectares.

In order to consolidate its position in the Otish Mountains, your Company also acquired an option from Vija Ventures in July 2005 to earn a 100% interest in the Eclat property, adjacent to Matoush to the south.

Finally, at the end of 2005, the Company map-staked 15 claims totalling 797 hectares to secure an area of lateral protection for the Matoush and Eclat properties.

The results of exploration conducted by Uranerz Exploration and Mining (“Uranerz”) in the early 1980s, before uranium prices tumbled, indicate that the Matoush property has good potential. Uranerz only explored a 900-metre section of the Matoush structure, which has been traced over 3,900 metres on this property. This exploration work included holes drilled at a spacing of about 200 metres.  Hole AM-15, which returned a 16-metre intersection grading 0.95% U3O8 (19 lbs/tonne), will serve as the Company’s point of departure for exploration of the property. Drill targets have already been identified.

On another subject, the Company has written off its Cardinal diamond property in the Otish Mountains, and therefore did not renew claims that expired in November 2005.

Meanwhile, management stepped up its financing efforts, and was successful in raising a very respectable $1,710,250 in the past quarter. It also closed two private placements, one for $210,000 on January 18, 2006 and the other for $1,200,000 on February 9, 2006, bringing the total amount raised in the past several months to $3,120,250. Warrants were also exercised for total proceeds of $299,825. Your Company now has a strong financial position and promising uranium and gold properties. Management intends to be aggressive in its exploration efforts for 2006.

In February 2006, management also signed two letters of intent for the Company to own a 100% interest in the Discovery and Cameron gold properties and the Matoush uranium property.

On February 15, 2006, the Company announced its intention to transfer all its non-uranium assets, including the Discovery project, to “NewCo” in consideration of shares of “NewCo”. These shares will be distributed to the Company shareholders, subject to the approval of regulatory authorities with regard to securities matters and following approval of the transaction by shareholders at the Company’s annual and special meeting to be held on May 24, 2006.

On behalf of the Board of Directors,

Guy Hébert, President

February 22, 2006

Item 2.

Properties.

The Company owns 100% of five mining properties and has interests in or options on three other mining properties. These properties are all located in Québec, Canada and cover 497 claims for a total area of 19,546 hectares.

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

Pursuant to a formal agreement dated October 8, 2002, amended on September 3, 2003 the Company obtained an option to acquire a 50% interest in the Discovery and Cameron projects. The agreement allowed the Company to earn its interest by funding $4,500,000 in exploration over a maximum period of four years, including a $750,000 in the first year, and by issuing 600,000 common shares over three years. All of these shares have now been issued. Each share was accompanied by half a warrant, with a whole warrant entitling its holder to acquire one share of the Company at a price equal to the weighted-average price of the shares on the TSX Venture Exchange for the 10 days prior to issuance, plus a premium of 20%. In February 2006, GéoNova exercised 75,000 warrants and all the other warrants have expired.

On February 13, 2006, the Company signed another letter of intent with GéoNova to acquire a 100% interest in the Discovery and Cameron projects. The terms are as follows:

- Upon signature of the letter of intent (firm and non-refundable);	$25,000
- Within five days of Strateco’s annual meeting, and no later than May 30, 2006;	$200,000
- Following completion of the initial public offering (“IPO”) of a new company “Newco”, into which the property will be transferred no later than August 30, 2006;	$275,000

-

At Strateco’s option, either $1,000,000 in common shares of ‘NewCo’ which will be qualified in the IPO prospectus to be issued to GéoNova or $1,000,000 to be paid in cash no later than August 30, 2006;

- A 2% NSR on all of the property claims. The royalty is redeemable for $1,000,000.

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

Exploration on the Discovery project continued in the first quarter of 2005. The drilling program that took place between January 26 and March 1, 2005 was preceded by a 3D magnetic and geological modeling study conducted by Mira Geosciences Ltd. Four holes were drilled for a total of 1,964 metres. The holes were drilled to test the northwest extension of the gabbro sill between sections 10+50 W and 14+00 W, at vertical depths of from -250 to -450 metres. The gabbro sill that hosts the Discovery mineralization remained unexplored below the -100-metre level to the west of the Discovery zone.

The holes drilled indicated that the gabbro sill has a thickness of from 85 to 100 metres between sections 10+50 W and 14+00 W, including a relatively small 30- to 40-metre magnetic section corresponding to the total magnetic field response of the airborne and ground surveys. Three structures were identified, in positions similar to those of the known gold-bearing structures further southeast, representing their extensions. No significant gold values were intersected. Numerous factors indicate a drop in the intensity of the hydrothermal system in the area drilled, including the reduced quartz-ankerite alteration, the low proportion of veins and sulfides, particularly pyrrhotite, as well as the relatively narrow width of the magnetic section of the gabbro.

Management plans to continue exploring the Discovery zone in 2006, through “NewCo” to increase resources, as all the lenses remain open at depth. The gold price renders the project more attractive from an economic perspective. An engineering study should be conducted before the end of 2006. the Company has retained Innovexplo Inc. to prepare a new resource estimate in accordance with National Instrument 43-101. The report should be available by mid-April 2006.

Cameron Project

Location and Access

The Cameron project lies adjacent to the Discovery project in Bruneau and Desjardins townships, about 45 kilometres northwest of Lebel-sur-Quévillon, Québec in Canada.

Mining Claims

The Cameron project consists of 59 contiguous mining claims covering an area of 1,759 hectares. All the claims are registered to GéoNova. The claims acquired by the Company in December 2002 and March 2003 through staking are subject to the GéoNova agreement through which the Company could earn a 50% interest by funding $4,500,000 in exploration expenses over four years.

A new letter of intent was signed on February 13, 2006, giving the Company a 100% interest in the Discovery and Cameron projects.

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

In 2005, prior to further drilling on the Cameron project, a new satellite-image-assisted structural study was carried out to help define new drill targets.

Performed by consulting firm 43S, the study consisted of initial litho-structural mapping of the entire property hosting the Discovery and Cameron projects. Permeability mapping was then done to determine the pressure gradients on the property, as gold mineralization appears to be associated with low-pressure zones on the periphery of high-pressure zones. Various drill targets were identified during the study, particularly in the extension of known northeast-southwest trending faults on Discovery.

This unexplored area was the focus of the first three holes drilled during the 2,500-metre program initiated on December 6, 2005. In all, 10 holes were drilled for a total of 2,547 metres. The holes intersected the Cameron structure at vertical depths of between -100 and -290 metres. Hole CAM-05-11, located 700 metres to the west of hole CAM-03-02 drilled in December 2003, returned the best results, namely a 0.4-metre intersection grading 6.18 g/t Au in a carbonatized andesite with centimetre-thick calcite veins containing 5% sphalerite.

Meanwhile, the area to the west of hole CAM-03-2, the only hole to intersect positive gold values, remains unexplored. This area corresponds to the presumed extension of the northeast trending fault pattern that intersects the northwest striking gold-bearing deformation zones identified on the Discovery project.

Cardinal Property

Claims have not been renewed

Mont-Laurier Project

Location and Access

The Mont-Laurier project is located in Pérodeau Township, 40 kilometres northeast of Mont-Laurier, Quebec. The property is easily accessible by paved road from Mont-Laurier.

Mining Claims

The project consists of 80 claims that cover an area of 4,710 hectares. the Company owns a 100% interest in the property, acquired at the end of March 2005.

Uranium Potential

The ground acquired lies within the Cabonga-Mont-Laurier radioactive district of the Grenville geological province. Intensive exploration work was conducted in the area from 1969 to 1981, after Canadian Johns-Manville discovered uranium mineralization in 1967.

the Company’s property covers ground previously held by Mont-Laurier Uranium Mines in the 1970s. The claims block straddles the crest of a northeast-trending anticline.

The uranium occurs mainly as disseminated uraninite in metamorphosed white pegmatites, as well as in biotite gneiss and impure biotite feldspath quartzites. The paragneiss covers Archean granite gneiss exposed mainly in the eroded windows along the crest of the major northeast-trending anticlinal folds.

Two white pegmatite uranium zones have been identified in the centre-south portion of the ground held by the Company, previously known as the Lac Hanson claims. The largest zone, which is six metres thick and dips 20o to the northwest, has been traced over a distance of 365 metres to the northeast by trenching. The central portion of The Company’s property remains virtually unexplored due to the fluvio-glacial overburden.

Grades of 11.8 lbs/tonne U308 to 0.7 lb/tonne U308 have been reported on the Mont-Laurier property, which is wholly-owned by the Company.

The renewed interest in uranium exploration has been prompted by the dramatic rise in uranium prices from US $6.00 to $36.00/lb in recent years. Given the sustained rise in uranium prices and growing demand for alternative energy sources, the Mont-Laurier property is a solid addition to the Company’s portfolio.

Exploration Work

The Company did not do any field work on the Mont-Laurier property in 2005. However, it did carry out a thorough data compilation.

Management is presently planning a program of intense exploration for the summer of 2006. A contract has already been signed with Fugro Airborne Surveys Corporation for a magnetic and spectrometric airborne survey. Planned for early June 2006, the survey will be performed using a Cessna 404 Titan II, a plane that has been used before with good success in this type of survey. The lines would be spaced at 100 metres for the 1,250 line-km survey. The survey will be flown at an altitude of 100 to 120 metres above ground.

The survey will be immediately followed by exploration on the top-priority anomalies identified. Initial work will consist of a ground scintillometry survey, stripping, blasting and sampling. This work will be followed by a drilling program.

Management plans to concentrate its efforts on the central-north portion of the property along a previously under-explored eight-kilometre section of this promising property, which has previously returned grades of from 11.8 lbs/tonne U308 to 0.7 lb/tonne U3O8.

Matoush Project

Location and Access

The Matoush property is located in the Otish Mountains in northern Quebec, about 300 kilometres north of Chibougamau. The property is accessible by helicopter, and by the Eastmain winter road, which runs seven kilometres to the west of the property.

Mining Claims

The property consists of 25 claims covering an area of 1,330 hectares.

The letter of intent dated May 12, 2005 provides for the Company to earn a 51% interest from Ditem Explorations Inc., (“Ditem”) who owned a 100% interest, in consideration of payments totalling $125,000 over two years, including $5,000 in signature of the agreement, by funding $750,000 in exploration work over three years, including $200,000 the first year, and by issuing 600,000 common shares of the Company over two years.  The Beaver Lake Area project, which lies approximately 20 kilometres to the west, was also covered by this agreement.

The Company also owns a 100% interest in 15 additional claims covering 797 hectares. The Company acquired these claims in the fall of 2005 in order to protect the area in the vicinity of the Matoush and Eclat properties.

A new letter of intent was signed with Ditem on February 21, 2006, giving the Company a 100% interest in the Matoush property, under the following terms:

- Upon signature of the letter of intent	$10,000
- Within five days following approval of the transaction by regulatory authorities	$140,000
- The issuance of 400,000 shares of Strateco Resources Inc. within five days following regulatory approval. The shares will be subject to a resale restriction of four months plus a day;
- A 2% NSR, as defined by industry standards.

Uranium Potential

The results of exploration conducted on Matoush property by Uranerz Exploration and Mining in the early 1980s, before uranium prices tumbled, indicate that the Matoush property had good potential. Uranerz only explored a 900-metre section of the Matoush structure, which has been traced over 3,900 metres on this property. This exploration work included holes drilled at a spacing of about 200 metres.  Hole AM-15, which returned a 16-metre intersection grading 0.95% U3O8 (19 lbs/tonne), will serve as the Company’s point of departure for exploration of the property.

The holes drilled on the Matoush property indicate that the uranium mineralization is closely linked to the tourmaline alteration on both sides of a gabbro dike in the sediments. Typically, moving outward from the dike is first a tourmaline zone, then a chlorite-fuschite-muscovite zone and a limonite-hématite zone. The intensity of the tourmaline alteration appears to increase with depth, with the best grades associated with the most intense alteration.

Exploration Work

In preparation for the drilling program scheduled to begin in early March 2006, the Company built a camp and completed 74 kilometres of linecutting. Lamontagne Geophysics Ltd. began conducting a UTEM-3 ground geophysical survey on February 2, 2006. This deep-penetration electromagnetic survey should permit the detection of conducting and reducing units located at the bedrock/sedimentary interface. Commonly-used in the prolific Athabaska basin, this method will be used for the first time in the Otish Mountains, according to publicly-available exploration records.

The contract for the first drilling program, which consists of a minimum of 4,000 metres of drilling, has been granted to Major Drilling Group International Inc.

Mining giant Cameco Corporation holds a large number of claims immediately to the south of the Company’s Matoush and Eclat properties. The Company has a 100% interest in the Matoush property and an option to earn a 100% interest in Eclat.

Beaver Lake Area Project

Location and Access

The Beaver Lake Area project is located in the Otish Mountains, approximately 300 kilometres north of Chibougamau. It surrounds the well-known Beaver Lake kimberlite.

Mining Claims

In late December 2005, the property consisted of 102 mining claims covering an area of 1,632 hectares. This project was an integral part of the agreement covering the Matoush and Beaver Lake Area properties, with Ditem holding a 100% interest in both properties.

A letter of intent dated May 12, 2005 granted the Company the right to earn a 51% interest in the property by making payments totalling $125,000 over two years, including $5,000 on signature of the agreement, funding exploration work totalling $750,000 over three years, including $200,000 the first year, and issuing 600,000 common shares of the Company over two years. The Matoush property located 10 kilometers east was also part of that agreement.

On February 15, 2006, the Company informed Ditem that it was not renewing the claims, and was thereby forfeiting its option on a 51% interest in the Beaver Lake Area property.

Eclat Project

Location and Access

 The property is accessible by helicopter as well as by the winter road that links the Eastmain mine to Témiskamie.

Mining Claims

The property consists of 90 mining claims covering 4,787 hectares. Vija Ventures Corporation holds a 100% interest in the property.

A letter of intent dated July 12, 2005 grants the Company an option on a 100% interest.  The interest applies to all metals, but not to diamonds.

The agreement provides for the Company to earn its 100% interest by making payments totalling $150,000 over four years, including $7,000 on signature of the agreement and $7,000 on the first anniversary, by incurring $500,000 in exploration expenditures over four years and by issuing 600,000 common shares of the Company over three years. The property is subject to a 2% NSR.

Uranium Potential

The property is located in a relatively unexplored area with known uranium potential. It is bordered to the north by the Matoush property, 100% owned by the Company.

The property lies in the southern extension of the Matoush structure, which was traced by Uranerz over 3,900 metres using ground VLF surveys conducted in the early 1980s. The holes drilled by Uranerz clearly showed strong uranium potential. Hole AM-15 intersected a grade of 0.95% U3O8 (19 lbs/tonne) over an impressive 16-metre width at a vertical depth of 220 metres.

Exploration Work

The Company did not do any exploration on the Eclat property in 2005. Linecutting is presently underway, and will be followed by a UTEM-3 geophysical survey to be performed by Lamontagne Géophysique. This survey will be the continuation to the south of the survey carried out on the Matoush property.

Other Properties

Quénonisca Property

The Quénonisca property consists of 33 claims for a total area of 1,799 hectares. It lies 180 kilometres northwest of Chibougamau, Québec, Canada. On February 26, 1996, Altavista obtained an exclusive, irrevocable option from SOQUEM to acquire a 50% undivided interest in the Quénonisca property as consideration for exploration work to be carried out under SOQUEM’s direction for a total of $75,000, plus an undertaking by Altavista to subsequently finance a minimum of $127,500 in exploration work by February 28, 1997. In 1997, stripping and drilling were carried out on the property. The best hole returned values of 1.08% Zn, 0.44% Pb and 7.5 g/t Ag over 3.80 metres, including 2% Zn, 7.00 g/t Ag and 0.53% Pb over 0.90 metres. In 1998, three sulfide occurrences in stockworks were discovered on the Montagnes-Nord grid by SOQUEM. These showings were the Perséïdes (2.05% Cu), St-Georges (2.21% Pb and 0.46% Zn) and Renversé (1.75 g/t Au, 4.26% Pb and 0.83% Zn).

In 1999, SOQUEM carried out a linear 19.6 line-kilometre magnetometer and Max-Min survey on the Montagnes-Nord grid. Various good conductors were detected by this survey.

In the fall of 2000, SOQUEM conducted a 1,050-metre, eight-hole drilling program in order to test the best conductors detected in 1999. Numerous sections of mineralized cherts ranging in width from 6 to 21 metres and containing over 0.50% base metals (Zn-Pb) were intersected. Several lenses of pyrrhotite-rich massive sulfides were identified, with hole 00-10 returning the most significant values: 1.65% Zn, 2.69% Pb and 37.60 g/t Ag over 1.35 metres. the Company contributed 50% of the total $201,173 program cost for 2000.

No significant work was carried out on the Quénonisca property since 2001. The mining claims have been renewed.

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

During the fall of 2000, the Company carried out an induced polarization survey followed by a 683-metre, four-hole drilling program to test the eastern extension of the gold-bearing structure identified on the adjacent Agnico-Eagle property. Hole MB-01-12 returned the most significant result: 1.38 g/t Au over 1.55 metres, associated with a fault zone.

The Montbray property mining claims were renewed in 2004. the Company did not carry out any significant work on the property since 2001.

Item 3.

Legal proceedings.

There are no legal proceedings pending against the Company.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no new matters submitted to a Vote of Security Holders since the filing of Form 10-QSB as of September 30, 2005

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

	2005	2004	2003
Rate at end of Period	1.1656	1.2034	1.2923
Average Rate During Period	1.2115	1.3016	1.4012
High Rate	1.2703	1.3970	1.4262
Low Rate	1.1507	1.1775	1.3792

The high and low exchange rates for each month during the previous six months are as follows:

	August	September	October	November	December	January
	2005	2005	2005	2005	2005	2006
High rate	1.2185	1.188	1.1887	1.196	1.1736	1.1726
Low rate	1.1888	1.1607	1.1657	1.656	1.1507	1.1436

On February 22, 2006 the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $ 1.00 USD=$1.1482 CND.

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

	High	Low	Volume
2001
Fourth Quarter	$0.35	$0.11	1,317,805
2002
First Quarter	$0.30	$0.12	1,724,608
Second Quarter	$0.29	$0.14	2,494,500
Third Quarter	$0.21	$0,14	704,700
Fourth Quarter	$0.19	$0.12	2,227,000
2003
First Quarter	$0.21	$0.10	3,268,900
Second Quarter	$0.14	$0.07	1,825,600
Third Quarter	$0.155	$0.09	2,908,500
Fourth Quarter	$0.190	$0.12	7,377,600
2004
First Quarter	$0.220	$0.130	7,652,400
Second Quarter	$0.200	$0.125	2,795,600
Third Quarter	$0.180	$0.120	1,551,000
Fourth Quarter	$0.140	$0.090	3,672,200
2005
First Quarter	$0.145	$0.75	1,613,000
Second Quarter	$0.15	$$0.70	1,682,900
Third Quarter	$0.125	$0.06	2,260,400
Fourth Quarter	$0.195	$0.075	9,092,011
2006
January 1st, 2006 to February 22, 2006	$0.50	$0.165	36,611,371

On February 22, 2006, the closing bid price of the Common Shares on the TSX Venture Exchange was $0.40 per share. At February 22, 2006, 770,634 Common Shares were held by 13 registered holders in the United States, representing an aggregate of 0.0 % of the Company’s total issued and outstanding Common Shares. The Company is not listed for trading on any securities exchange in the United States, and there has been no active market in the United States for the Common Shares.

Price Fluctuations, Share Price Volatility

Securities markets in Canada have experienced a high level of price and volume volatility in recent years, with many resource companies experiencing wide price fluctuations not necessarily related to operating performance or underlying asset values of such companies. The Company’s shares traded between $0.22 and $0.09 during 2004 and between $0.195 and $0.06 during 2005. The Company’s shares traded between $0.125 and $0.06 during the third quarter of 2005, between $0.195 and $0.075 during the fourth quarter and between $0.50 and $0.165 from January 1, 2006 to February 22, 2006. No assurance can be made that the Company’s share price and volume will not continue to fluctuate materially.

(c)

Private offerings in Quebec, Canada

During the fourth quarter of the year ending December 31, 2005, the Company closed four private placements in Québec, Canada as detailed in the following table and obtained a statutory exemption from the prospectus requirements from the Quebec Securities Commission now called “Autorité des marchés financiers” in filing required documents pursuant to new Regulation 45-106 in Canada and in obtaining the authorizations from the TSX Venture Exchange for each offering:

Date of offering in Canada and foreign countries (8)	Offering	Amount of offering	Number of shares	Price per share/Units	Number of warrants to purchase shares	Price of exercise of warrants	Dates of expiry
11- 22- 05 (1)	(1) Accredited investor	$125,000	1,136,364 common shares	$0.11	N/A	N/A	N/A
11- 29-05 (2) (1st closing) and 12- 23- 05 (2) (2nd closing)	(90) Accredited investors,	$788,200	5,630,000 flow-through common shares	$0.14
		$197,050	1,970,500 common shares	$0.10	2,815,000	$0.18	12-27- 06
12- 23-05 (3)	(1) Accredited investor	$100,000	1,000,000 common shares	$0.10	500,000	$0.16	06-22- 08
12-30-05 (4)	(3) Accredited investors	$500,000	3,448,274 flow-through common shares	$0.145	3,448,274	$0.20	12-29-07
						$0.25	12-29-08
Total for year 2005	Privates placements in Quebec and Ontario, Canada	$1,710,250	4,106,864 common shares		6,763,274 warrants
			8,978,274 flow-through common shares
01-18- 06 (5)	(2) Accredited investors	$210,000	1,500,000 common shares	$0.14	1,500,000	$0.20	01-17-08
02-09-06 (6)	(33) Accredited investors	$1,200,000	6,000,000 common shares	$0.20 per unit	6,000,000	$0.26	02-08-08
	Quest Securities Corporation				1 broker warrant (7)	$0.20 per broker unit	02-08-08
From 01-01-06-to 02-22-06	TOTAL	$1,410,000	6,000,000		6,000,000 warrants and 1 broker warrant

(1)

On November, 22, 2005, in exchange of an offering of $125,000 in Quebec, Canada, the Company issued 1,136,364 common shares at the price of $0.11 per share to a company with which the Company has a service contract mentioned in the sections Item 6: Management Discussion and Analysis of Financial Position and Results of Operations: Related Party Transactions, Item 10: Executive Compensation and Item 12: Certain Relationships and Related Transactions.

(2)

In a private offering in the province of Quebec in Canada of a total of $985,250, 90 accredited investors residing in Quebec purchased a total of 563 units at the price of $1,750 per unit. Two closings took place, one on November 29, 2005 and the other on December 23, 2005. Each unit consists of 10,000 flow-through shares at $0.10 per share, 3,500 common shares at the price of $0.14 per share and 5,000 warrants to purchase shares. Each warrant gives the right to his holder to purchase a share at the price of $0.18 for a period of 12 months until December 27, 2006.

If the trading price of the Shares on the TSX Venture Exchange is equal to or exceeds $0.25 per Share for a period of 20 consecutive days, the Company may notify the holders of warrants of its intention to force the exercise of the warrants.  Upon receipt of such notice, the holder will have 30 calendar days to exercise the warrants, failing which the warrants will expire after such delay.

(3)

In exchange of an offering of $100,000 in the province of Quebec, Canada, the Company issued 1,000,000 common shares at the price of $0.10 per share and a half-warrant to purchase a share for a total of 500,000 warrants to purchase a share. Each warrant gives right to its holder to purchase a share at the price of $0.16 per share for a period of 18 months until June 22, 2008.

(4)

In exchange of an offering of $500,000 in the provinces of Ontario, Canada, the Company issued to three accredited investors 3,448,274 units at the price of $0.145 per unit. Each unit was composed of one common share. For each share, the subscriber received a warrant to purchase a share at the price of $0.20 per share until December 29, 2007 and at the price of $0.25 per share until December 29, 2008.

(5)

In exchange of a private offering of $210,000, the Company issued 1,500,000 common shares at the price of $0.14 per share to two accredited investors one being the company in Quebec, Canada with which the Company has a services contract that is discussed in Item 6: Management Discussion and Analysis of Financial Position and Results of Operations: Related Party Transactions, Item 10: Executive Compensation and Item 12: Certain Relationships and Related Transactions and the other being a resident of the Carribeans. For each share the subscribers received a warrant to purchase share giving right to its holder to purchase a common share at the price of $0.20 per share for a period of 24 months until January 17, 2008.

(6)

On February 9, 2006, the Company completed a private placement of $1,200,000 through a broker, Quest Securities Corporation who made the placement with 33 subscribers residing in the provinces of Ontario and British Columbia in Canada, in United Kingdom and in the Barbados. In exchange of this offering, the Company issued 6,000,000 units at the price of $0.20 per unit. Each unit consisted of one common share and one warrant to purchase share giving right to its holder to purchase a share at the price of $0.26 per share for a period of 24 months until February 8, 2008.

If the closing price of the common Shares on the TSX Venture Exchange is equal or higher than $0.50 per common share for a period of 20 consecutive trading days at any time after June 10, 2006, the Company may accelerate the expiry date of the warrants by giving notice to the holder thereof and in such case the warrants will expire on the 30th calendar day after the date on which such notice is given by the Company.

(7)

As broker for this placement, Quest Securities Commission received a commission of $96,000 in cash and one broker warrant giving it the right to purchase 600,000 units at the price of $0.20 per unit. Each unit is composed of one common share and one warrant to purchase a share at the price of $0.26 per share for a period of 24 months until February 8, 2008.

If the closing price of the common shares on the TSX Venture Exchange is equal or higher than $0.50 per common share for a period of 20 consecutive trading days at any time after June 10, 2006, the Company may accelerate the expiry date of the warrants by giving notice to the holder thereof and in such case the warrants will expire on the 30th calendar day after the date on which such notice is given by the Company.

(8)

These private placements were exempted from registration in the United States.

 (d)

Public offering in Quebec, Canada

The Company did not realize any public offering in 2005.

(e)

Use of proceeds

The proceeds of the private placements consisting of flow-through and non flow-through proceeds realized in the last quarter of the year 2005, in the amount of $1,710,250, will be used of the following manner: $1,288,200 in flow-trough proceeds on exploration of Discovery and Cameron Projects, Matoush , Mont-Laurier Uranium and Eclat Properties before December 31, 2006 and $422,050 on working capital expenses. The Company anticipates possibly using the proceeds for another project if the results obtained do not justify further expenses and the Company reserves the right to reallocate the use of proceeds as it deems appropriate in the best interests of the Company and its shareholders.

An amount of $315,905 of flow-through proceeds remained to be spent at September 30, 2005 before December 31. 2005 in order for the subscribers to obtain their tax rebates These flow-through proceeds in the total amount of $1,171,500 obtained from the sale of flow-through common shares were obtained in public and private placements as fully described in Form 10-KSB and Form 10-KSB/A for the year ending December 31, 2004 and Forms 10Q-SB for the periods ending March 31, June 30 and September 30, 2005. The Company spent that amount principally as follows during the last quarter of the year 2005:

The Company conducted during the last quarter of 2005 exploration works on Cameron Project in the amount of $141,197 representing 45% of the issuer’s net offering proceeds still to be spent before December 31, 2005. A summary of grass roots exploration works conducted during this reporting period on the Cameron Project can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also spent during that period exploration related expenses in the amount of $172,597, on Matoush Property representing 55% of the issuer’s net offering proceeds still to be spent before December 31, 2005.

The Company paid payments obtained in the last quarter to independent directors fixed fees for their presence to the Board of Directors Meetings and Audit committee meetings in the amount of $6,800.

(f)

Holders

As of February 22, 2006, the Company has no holder of debentures and had 225 holders of records of which 13 are holders of records in the United States. C.D.S. & Co. represents several unidentified holders in Canada and CEDE & CO several unidentified holders in the United States of America. According to Computershare of Canada, approximately 20 shareholders of common shares are known to be residents of the United States.

(g)

Dividends

The Company has not paid any dividends since its incorporation and does not anticipate as of February 22, 2006, the payment of dividends in the foreseeable future. At present, the Company’s policy is to retain earnings, if any, to finance exploration on its properties. The payment of dividends in the future will depend upon, among other factors, of the Company’s earnings, capital requirements and operating financial conditions.

(h)

Equity compensation plan information

The Company doesn’t have any Compensation plan under which equity securities are authorized for issuance.

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(a)

Plan of operation

The Company believes it can satisfy its cash requirements through December 31, 2006 since it completed four private offerings in the provinces of Quebec, Ontario and British Columbia in Canada and in other foreign countries in 2005 for a total amount of financing of $1,710,250. Of this total, $1,288,200 will be used to fund exploration commitments through to December 31, 2006 since it was obtained by the sale of flow-through common shares giving to shareholders tax rebates in Canada.

Also in January and February 2006, the Company completed two other private placements in Canada and in other foreign countries for an amount of $1,410,000.

For 2006, the Company will concentrate its efforts on the uranium exploration sectors in Canada. The Company is already engaged in and will continue during this period exploration works on Matoush, Eclat and Mont-Laurier Uranium properties. Following the industry trends and demands, the Company is also considering the acquisition of properties to conduct exploration works. To that end, a new public offering in Quebec, Canada, might be needed and completed during that period.

The Company also obtained in the first two months of 2006, $299,825 from the exercise of warrants and $18,750 from the exercise of options to purchase shares.

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

The Company must periodically obtain additional funds to pursue its exploration activities, and its ability to do so in the past is no guarantee of its success in doing so in the future.

Exploration Activities

Exploration expenses for the fourth quarter amounted to $330,487 ($247,435 in 2004). Expenses were higher than in 2004 because the Company conducted more exploration work on its properties for that period.

Selected Annual Information

	December 31, 2005 $ (12 months)	December 31, 2004 $ (12 months)

Income
Interest	2,246	4,886
Expenses
General and administrative expenses	639,050	567,449
Income tax credits and mining duties	-	(6 325)
Write-off of deferred expenditures	561,020	-

Net loss	823,224	556,238

Net loss per share, basic and diluted	0.02	0.01
Total assets	4,731,443	3,878,400
Current liabilities	700,951	200,648
Shareholders’ equity	4,006,092	3,677,752

Results of Operations

The Company posted a net loss of $823,224 for fiscal year 2005 compared to $556,238 for fiscal year 2004. The main reason for the higher loss in 2005 is the deferred expenditures write-off of $561,020 in 2005. The Company had no sales as none of its properties are in production. The variation of general and administrative expenses of $71,601 (12%) in 2005 relative to 2004 is due, in part by the increase of the expense related to the stock-based compensation of $79,600. The investor relations expenses fell by $35,241 in 2005 following the reduction of services from the investor relations firm Cavalcanti Hume Funfer Inc. The significant 32% decrease in office expenses was largely due to fewer mailings and photocopies and the end of an equipment lease contract. Directors’ fees rose to $19,000 in 2005 from $9,900 in 2004 pursuant to the resolution signed by the Board’s of directors. Higher interest and bank charges of $12,472 in 2005 ($495 in 2004) arose from penalties and interest charged by the governments and interest paid on notes. Other expenses of $13,915 are tax-related reassessment.

Quarterly Financial Information

The following table contains selected financial information for the last eight quarters.

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenue	$1,238	$174	$130	$704
Net loss	$167,095	$155,047	$130,134	$400,948
Net loss per share	$0.00	$0.00	$0.00	$0.00

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenue	$2,093	$618	$691	$1,484
Net loss	$163,778	$139,848	$128,942	$123,670
Net loss per share	$0.00	$0.00	$0.00	$0.00

Cash Flow

The Company’s working capital went from $475,045 at the beginning of the year to $682,491. The Company closed two private placements in November 2005 for a total of $377,000 and two private placements in December 2005 for a total of $1,333,250. The Company needed the additional funds from these private placements to meet its flow-through commitments and pursue the exploration programs planned for 2006. To this end, the Company realized also a private placement of $210,000 in January 2006 and one of $1,200,000 in February 2006.

Sources of Financing

In the fourth quarter, the Company closed four private placements, issuing 13,185,138 common shares for a total of $1,710,250. Of this total, $1,288,200 will be used to fund exploration commitments through to December 31, 2006.

Dividend Policy

The Company has not declared any cash dividend on its outstanding common shares since its inception. Any future dividend payment will depend on the Company’s financial requirements for its exploration programs and future growth, as well as the reorganisation of gold versus that the Board of Directors may deem necessary under the circumstances. It is unlikely that any dividend will be paid in the near future.

Off Balance-Sheet Arrangements

The Company has no off balance-sheet arrangements.

Related Party Transactions

The Company conducted the following transactions with another company that a Strateco’s director also serves as director for.

	2005	2004

Expenses capitalized under deferred expenditures
Consultants and sub-contractor fees	$120,000	$213,000
Management fees	$65,000	$95,000
Travelling expenses	$18,000	$25,000

General and administrative expenses on the earnings statement
Professional fees	$176,000	$193,000
Legal fees	$67,000	$60,000
Investor relations	$27,000	24,000
Rent and travel expenses	$39,000	$39,000
Share issue costs accounted for in reduction of capital stock.	$70,000	$97,000

Accounting Value of Mining Properties

At the end of each year, work done is assessed to determine the future potential of each property, and write-offs are taken as appropriate.

Changes in Accounting Policy

Since January 1st, 2004, the Company applied the fair value-based method for the accounting of stock-based compensation granted to directors and employees as described under Note 3.

Financial Instruments

Fair Value

Cash and cash equivalents, amounts receivable, cash restricted to exploration, accounts payable and accrued charges and term loans are financial instruments whose fair value approximates their accounting value due to their short term and current market rates.

Interest Rate Risk at December 31, 2005

The management considers that the Company is not exposed to any interest rate risk.

Outstanding Share Data

The Company may issue an unlimited number of common shares, without par value.

At February 22, 2006, 70,712,591 shares were issued and outstanding.

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

Commodities Prices

The market for uranium, gold, diamonds, base metals or any other mineral discovered can be affected by factors beyond the Company’s control. Resource prices have always fluctuated widely, particularly in recent years. The impact of these factors cannot be accurately predicted.

Insurance

The Company could become liable for subsidence, pollution and other risks against which it cannot insure itself or chooses not to insure itself due to the high cost of premiums or for some other reason. Payment of such liabilities could decrease or even eliminate the funds available for exploration or mining activities.

Outlook

The year 2006 looks very promising for the Company. With gold and uranium prices set to continue rising, the Company finds itself in a good position to benefit from this awaited momentum. The Company now enjoys a good financial position and holds quality gold and uranium projects.

As announced on February 15, 2006, Strateco will transfer all of its non-uranium assets, including the Discovery property, in consideration of “NewCo” shares, which will be redistributed to Strateco shareholders. “NewCo” will devote its resources to developing the Discovery property, on which Strateco has invested more than $3 million in exploration funding since 2002. A new resource estimate calculated in accordance with National Instrument 43-101 should be completed by about mid-April 2006 and will be used as a basis for the initial financing of “NewCo”.

Meanwhile, Strateco will dedicate its financial and human resources to developing its uranium properties.

On the Matoush property, construction of the permanent camp is complete, as are 74 kilometres of linecutting. Lamontagne Geophysics Ltd. began conducting a UTEM-3 ground geophysical survey on February 2, 2006. This high-penetration electromagnetic survey should allow the detection of conductive and therefore reductive units at the bedrock-sediment interface. Currently used in the Athabasca basin, this method will be used in the Otish Mountains for the first time, according to publicly available exploration records.

A 4,000-metre drilling program will begin early March 2006 following completion of the geophysical survey. The drilling contract has been granted to Major Drilling Group International Inc.

The results of exploration conducted by Uranerz Exploration and Mining (“Uranerz”) in the early 1980s, before uranium prices tumbled, indicate that the Matoush property has good potential. Uranerz only explored a 900-metre section of the Matoush structure, which has been traced over 3,900 metres on this property. This exploration work included holes drilled at a spacing of about 200 metres. Hole AM-15, which returned a 16-metre intersection grading 0.95% U3O8 (19 lbs/tonne), will serve as the Company’s point of departure for exploration of the property. Drill targets have already been identified.

Strateco is also planning an intensive exploration program for the summer of 2006 for its Mont-Laurier Uranium property, located near Mont-Laurier, Québec. A contract has been signed with Fugro Airborne Surveys Corporation to conduct an airborne magnetic and spectrometric survey. Planned for early June 2006, this survey will be flown by a Cessna 404 Titan II, which has been used successfully for this type of survey. The lines for the 1,250 line-kilometre survey will be spaced at 100 metres. The survey will be flown at an altitude of between 100 and 120 metres.

The survey will be followed by exploration of the top-priority anomalies identified. Initial work will include a ground scintillometry survey, stripping, blasting and sampling.

The Company expects to concentrate its efforts on the central-north part of the property, along a previously under-explored eight-kilometre section.

Management plans to pursue its efforts to increase shareholder value in 2006. Thanks to its cash resources, intensive, accelerated exploration will now be possible. Your Company now has a 100% interest in the Matoush uranium property, while a year ago it had only an option to acquire a 51% interest over four years. It also holds a 100% interest in the Discovery and Cameron gold properties.

Additional Information and Continuous Disclosure

This management discussion and analysis was prepared as of February 22, 2006. Updated information disclosed through press releases or financial statements can be found on the SEDAR (www.sedar.com) and EDGAR (www.sec.gov/edgar.shtml) websites.

FINANCIAL SUMMARIES

The following tables provide selected financial information for the past three financial years.

FOR THE PAST THREE FINANCIAL YEARS

	2005	2004	2003

Total income	$2,246	$4,886	$19,584
Net loss	$823,224	$556,238	$779,474
Net loss per share	$0.02	$0.01	$0.02
Exploration expenses	$71,294	$880,414	$1,341,156
Total assets	$4,731,443	$3,878,400	$2,778,860

Shareholders’ equity	$4,006,092	$3,677,752	$2,632,516

(c)

Off-balance sheet arrangements.

None

Item 7.

Financial Statements

The Company incorporates by reference to the present document the Strateco Resources Inc. consolidated audited financial statements for the fiscal year ending December 31, 2005 prepared in accordance with generally accepted accounting principles in Canada which include a U.S. GAAP reconciliation. These financial statements follow the page signature of the present document.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

For the year ending December 31, 2005, there has been no change of Accountants and no disagreements with the new Accountants, Petrie Raymond LLP.

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

Item 9.

Directors and Executive Officers, Promoters and Control persons; Compliance with section 16 (a) of the Exchange Act .

The Board of Directors consists of six directors who will serve until the next annual meeting and until they are re-elected or their successors will be elected. This annual and special meeting will be held on June 20, 2006 at 10.30 a.m. at Hotel Reine Elizabeth, Montreal, Québec, Chaudières Room.

On February 18, 2004, the Board of directors adopted a Code of ethics. This Code of Ethics can be consulted on the Company’s website at www.stratecoinc.com. And any interested person can receive copy of this Code of ethics without charge in addressing its request to the Company’s head office mentioned on the Title page of this annual report.

(a)

Directors and executive officers

The board of directors of The Company is a multidisciplinary team with recognized practical experience in various fields of activity that enables them to practice good corporate management. The members of the board are:

Guy Hébert – President and Chief executive officer of the Company and director

Jean-Pierre Lachance – Executive Vice President of the Company and director

Claude Hubert – Honorary professor and  director

Jean-Guy Masse – President, Masvil Capital Inc. and director

Robert Desjardins – President, Robert G. Desjardins et Associés and director

Francine Bélanger – Accountant Consultant and director

Henri Lanctôt - Secretary

Mr. Guy Hébert, 56 years old, has been President of BBH Géo-Management Inc. since October 1992. He was also President of Lyon Lake Mines Ltd. from 1986 to 2001. From 1985 to 1992, he was President and Chief Executive Officer of Audrey Resources Inc. Mr. Hébert was also a director of Orleans Resources Inc. from 1993 to 1998 and President and Chief Executive Officer of Altavista Mines Inc. from 1995 to 2000.  Mr. Hebert has been a director Chief executive officer and president of the Company since April 13, 2000.

Mr. Jean-Pierre Lachance, 53 years old, is Executive Vice President of the Company. He has been a director of the Company since April 13, 2000. He was also Vice President of Lyon Lake Mines Ltd. from 1996 to 2001, becoming Executive Vice President in May 1999. He has also been the president of Novontar S.A. from 1996 to 2002. From 1992 to 1994, he was a freelance consultant, and from 1991 to 1992 he was Technical Director of Corpomin Management Inc. From 1989 to 1991 he was Expert Co-coordinator with Consortium Sidam-Minorex, and prior to that he was Project Manager, Mines and Geology Division with Groupe-Conseil Roche Ltd.

Mr. Claude Hubert, 70 years old, is now retired and he has been a geological consultant from 1997 to 2003. He was a professor in the geology department at Université de Montréal from 1967 to 1999. He has been a director of Altavista Mines Inc. from 1995 to 2000 and of Lyon Lake Mines Ltd from 1986 to 2001.He is now an honorary professor at Université de Montréal. He has been a director of the Company since April 13, 2000.

Mr. Jean-Guy Masse, 64 years old, is president of Northern Precious Metals Funds Inc. and has been President of Masvil Capital Inc. since 1992. From 1992 to 1998 he was President of Orleans Resources Inc. From 1984 to 1992, he was Executive Vice President of Dundee Capital Inc. and President and Chief Executive Officer of CMP Fund Management Ltd. He has been Chairman of the Board of Metco Resources Inc. and a director of Mines Cancor Inc. and Minerais Bruneau Inc., companies listed on the TSX Venture Exchange. He has been a director of the Company since April 13, 2000.

Mr. Robert Desjardins, 61 years old, obtained his degree in accounting sciences in 1967 from École des Hautes Études Commerciales. He was a securities broker from 1968 to 1974, then President of Desjardins, Campeau, Dubord and Associates Inc., management consultants, from 1974 to 1989. Since 1989, Mr. Desjardins has been President of Robert G. Desjardins and Associates Inc., a firm specializing in corporate finance and the development of financial products. Mr. Desjardins is a member of the Corporation des Administrateurs Agréés du Québec. He has been a director of the Company since October 31, 2001.

Mrs. Francine Bélanger, 47 years old, has been the vice president and chief financial officer of Datacom Wireless Corporation from May 2000 to December 2001. Since December 2001, Mrs. Belanger is an Accounting Consultant. She was also the treasurer of BBH Géo-Management Inc. from 1992 to 2000. From 1987 to April 30, 2000, Mrs. Bélanger was the treasurer and director of finance for Lyon Lake Mines Ltd. Prior to 1992, she was treasurer and director of financial services for Audrey Resources Inc. She has been director of the Company from April 13, 2000 to October 30, 2001 and was re-appointed on June 20, 2002.

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

The directors and officers have since December 31, 2003 filed only with the Quebec Securities Commission now called “Autorité des marchés financiers”, the principal national securities exchange jurisdiction of the Company as allowed by Rule 16a-3 (c). All transactions by directors and officers have been deposited electronically and can be consulted at http://www.sedi.ca/.

Item 10.

Executive Compensation.

(a)

General

During the year ended December 31, 2005, the Company did not pay any remuneration to members of the Direction except for Mr. Jean-Pierre Lachance who received an allowance of $200 per month for the use of his personal vehicle in relation with the Company's activities

BBH Géo-Management Inc. is a company that offers project management and administrative services to the Company pursuant to a services agreement. Mr. Guy Hébert, the Company’s president is the sole director of BBH Géo-Management Inc. and controls another company that is the majority shareholder of BBH Géo-Management Inc.

Services related to the Company rendered by Messrs. Guy Hébert et Jean-Pierre Lachance, Company's executive officers, are paid by BBH Géo-Management Inc:

Name and Position (a)	Year (b)	Annual Remuneration (1)			Long-Term Compensation			All Other Compen-sation $ (i)
					AWARDS		Payouts
		Salary $ ©	Bonus $ (d)	Other Annual Compen-sation $ (e)	Securities Under Options/ SAR Granted (#) (f)	Restricted Shares or Restricted Share Units $ (g)	LTIP Payouts $ (h)
Guy Hébert, Chief Executive Officer	2005	--	--	--	--/ --	--	--	--
	2004	--	--	--	--/ --	--	--	--
	2003	--	--	--	--/ --	--	--	--
Jean-Pierre Lachance Executive Vice-President	2005	--	--	--	--/ --	--	--	--
	2004	--	--	--	--/ --	--	--	--
	2003	--	--	--	--/ --	--	--	--

(1)

The Company did not pay any salary or other form of remuneration directly to the Chief executive officers. The Company paid to BBH Géo-Management Inc. for consultation services of Mr. Guy Hébert the sum of $111,062 in 2005, $132,125 in 2004 and $112,000 in 2003. These sums are not representative of the amounts actually received by Mr. Hébert from BBH Géo-Management Inc. as salary.

(2)

The Company paid to BBH Géo-Management Inc. for consultation services of Mr. Jean-Pierre Lachance the sum of $108,225 in 2005, $95,678 in 2004 and $94,678 in 2003. These sums are not representative of the amounts actually received by Mr. Lachance from BBH Géo-Management Inc. as salary.

The Company does not have a long-term incentive plan (LTIP).

Mr. Henri Lanctôt, Secretary is also Partner of Gowling, Lafleur Henderson, LLP, a legal firm which receives payment for legal services and consultations from BBH Géo-Management Inc. on works and duties related to the Company’s business in an amount that did not exceed $100,000 for the last fiscal year.

(b)

Stock options granted during the last financial year

Name	Number of Shares Underlying Stock Options Granted	Percent of total options granted to consultants and collaborators in fiscal year	Exercise Price	Expiration Date
Guy Hébert, President and CEO	300,000	37.09%	$0.20	Dec. 20, 2010
	200,000		$0.15	Dec. 20, 2010
Jean-Pierre Lachance, Executive Vice President	300,000		$0.20	Dec. 20, 2010
	300,000	44.51%	$0.15	Dec. 20, 2010

During the year ended December 31, 2005, the Company has replaced the options that had been granted in 2000 and 2001 to Directors, officers, consultants and collaborators that had expired in September 2005 and November 2005. To this end 1,348,000 options to purchase shares were granted to the same directors, officers and collaborators and in the same numbers and at the same price and for the same period than the options previously granted.

The Company has a stock option plan with a maximum of 3,800,000 reserved common shares. On January 5, 2006, The Company granted 500,000 options to purchase a share at the exercise price of $0.14 per share until January 4, 2008 to Dresden Capital Inc., the new firm of investor’s relations for the Company.

On January 16, 2006, 50,000 options were granted to Robert Desjardins, a Company’s director at the price of $0.30 per share until January 15, 2011 and on January 25, 2006, the Company granted a total of 400,000 options to purchase at the price of $0.40 per share with an expiry date of January 24, 2011 to directors, officers and collaborators.

On January 25, 2006, Claude Hubert, a director exercised 75,000 options to purchase shares at the price of $0.20 per share and 25,000 options to purchase shares at the price of $0.15 per share for a total amount of $18,750 dollars. According to the stock option plan, these options have been withdrawn from the plan once they were exercised.

For further details concerning the stock options granted during the last fiscal year please refer to NOTE 8 OF FINANCIAL STATEMENTS.

Item 11.

Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

(a)

Security ownership of certain beneficial owners

The Company is a publicly traded Canadian corporation, the shares of which are owned by Canadian residents, U.S. residents and other countries residents. The Company is not owned or controlled, directly or indirectly by any foreign government or any other companies. Ownership is based on information furnished to the Company by its Transfer Agent, Computershare Company of Canada. The Company knows of only two persons owning more than 5% of any class of the small business issuer’s voting securities.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership at February 22, 2006	Percentage of class
Common shares, escrowed shares and stock options and controlled shares	GUY HEBERT, 595 Marie-Victorin Boucherville, Quebec, Canada J4B 1X4 President, CEO & Director 2000	4,686,114(1) (2)	6.62%
Common shares and warrants to purchase shares	SODEMEX II, 65, Sainte-Anne Street, 12th floor, Quebec, Quebec G1R 3X5	3,751,445(3)	5.30%

(1)

500,000 of the number of shares represent stock options, 300,000 of these stock options were attributed on December 21, 2005 with expiry date of December 20, 2010 at the price of $0,20 per share and 200,000 were attributed at the same time with expiry date of December 20, 2010 at the price of $0,15 per share. Mr. Hébert has the right to exercise these stock options within 60 days.

(2)

As of February 22, 2006, 182,000 of that number of shares are held by Mr. Hébert directly, 137,500 of these are escrowed, 500,000 are stock options to purchase a share that could be exercised in the next 60 days and 4,004,114 shares are held through two companies that are controlled by Mr. Hébert referred to at Item 12: Certain relationships and related transactions One of these companies has obtained by private financing, 1,000,000 warrants to purchase one common share at the price of $0.20 per share for a period of 24 months that could not be exercised within 60 days since the TSX Venture Exchange imposes in Canada a sale restriction period of 4 months from the date of the issuance that was January 18, 2006 referred to at Item: Privates placements.

(3)

As of February 22, 2006, that number includes 500,000 warrants to purchase one common share at the price of $0.16 per share for a period of 18 months that could be exercised in the next 60 days.

(b)

Security ownership of management

The following table sets forth the names and addresses of each of the directors and officers of the Company, their principal occupations and their respective date of commencement of their term with the Company. All directors and officers hold office until the next Annual General Meeting of Shareholders of the Company or until a successor is appointed.

1	2	3	4
Title of class	Name and Position with the Company	Number of Common Shares of the Company Beneficially Owned or Directly/Indirectly Controlled (1) (4) (6)	Percentage of Issued Share Capital (5)
Common shares, escrowed shares, stock options to purchase common shares. common shares indirectly controlled and warrants to purchase shares indirectly controlled.	GUY HEBERT,(8) 595 Marie-Victorin Boucherville, Quebec, Canada J4B 1X4 President & Director 2000	5,686,114 (2) (5)	8.04%
Common shares, escrowed shares and stock options to purchase common shares	JEAN-PIERRE LACHANCE,(8) 5146 Nantel St-Hubert, Québec J3Y 2Y4 Executive Vice President and Director 2000	839,250(3)	1.18%
Common shares and stock options to purchase common shares	CLAUDE HUBERT,(8)(9) 29 De la Rochelle Ste-Julie, Quebec, Canada J3E 3E9 Director 2000	200,000	0.28%
Common shares and stock options to purchase common shares	JEAN-GUY MASSE,(8)(9) 775 Chemin Markham Montreal, Quebec, Canada H3P 3A6 Director 2000	158,000	0.22%
Common shares and stock options to purchase common shares	ROBERT DESJARDINS,,(8)(9) 236, Notre-Dame, apt. # 5 Repentigny, Quebec, Canada J6A 2R6 Director 2001	500,000	0.70%
Common shares and stock options to purchase common shares	FRANCHINE BELANGER,(8)(9) 260, de Normandie, Boucherville, Quebec, Canada J4B 8C2 Director 2000 to October 2001 and from June 2002	175,500	0.25%
Common shares and stock options to purchase common shares	HENRI LANCTOT,(8) 247, Trenton ave., Montreal, Quebec, Canada H3P 1Z8 Corporate secretary	125,375	0.18%
Total Common shares, escrowed shares and stock options to purchase common shares		7,684,239	11%

(1)

Provided by each of the directors and officers, as of February 22, 2006.

(2)

137,500 of the 182,000 shares held directly by Mr. Hébert are escrowed.

(3)

50,000 of the 739,250 shares held by Mr. Lachance are escrowed.

(4)

Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof, based upon information furnished to the Company by individual directors and officers. Unless otherwise indicated, such shares are held directly. The directors do not own directly any share purchase warrants as of February 22, 2006.

(5)

4,004,114 of the number of shares under the name of Mr. Guy Hébert are held by a company disclosed at Item 12: Certain relationships and related transactions of which Mr. Hébert is president and sole director and these shares are controlled by Mr. Hébert. That same company owns 1,000,000 shares purchase warrants at the price of exercise of $0.20 per share

(6)

The directors, officers and other members of management of the Company, as a group beneficially own, directly or indirectly, common shares of the Company, representing 11% of the total issued and outstanding securities of the Company as of February 22, 2006.

(7)

Of the number of common shares mentioned in Column 4 of the preceding table, the directors owned each a number of stock options with right to exercise within 60 days as follows: Mr. Hébert, 500,000; Mr. Lachance, 700,000; Mr. Hubert, 50,000; Mr. Masse, 150,000; Mr. Desjardins, 500,000; Mrs. Bélanger, 150,000 and Mr. Lanctôt, 125,000.

(8)

As of February 22, 2006, Mr. Claude Hubert had exercised 100,000 options or 75,000 options at the price of $0.20 per share and 25,000 options at the price of $0.15 per share for a total amount of $18,750.

(9)

Member of the Audit Committee of the Company.

(c)

Changes in control

The Company does not anticipate at this time any changes in control of the Company.

Item 12.

Certain Relationships and Related Transactions.

(a)

Related parties transactions

During the financial year ended December 31, 2005, BBH Géo-Management Inc., (“BBH”) a private company, provided project management and administrative services to the Company under a services contract dated August 1, 2005. Pursuant to that contract, the Company paid to BBH an amount of $309,000 ($316,000 in 2004) for general and administrative expenses, an amount of $65,000 ($95,000 in 2004) for management fees, an amount of $120,000 ($213,000 in 2004) for consultant and subcontractor fees and an amount of $18,000 ($25,000 in 2004) for travel expenses. Guy Hébert, President and director of the Company is the sole director and Executive Officer of BBH Géo-Management Inc. The payments made to BBH Géo-Management Inc. are equivalent to the payments that would be made by the Company to an unrelated company. This agreement will terminate July 31, 2008.

In addition share issue costs of $70,000 ($97,000 in 2004) were paid to the same company.

BBH Géo-Management Inc. provides the following services to the Company:

1. Fixed fees of $3,200 per month for the rent of offices and office equipment.

2. Secretarial personnel

3. Management, accounting and legal services

4. Geological consultants

5. Public relations with investors and regulatory or governmental organism.

6. Research of financing.

Mr. Henri Lanctôt, secretary of the Company, is a Partner of Gowling Lafleur Henderson LLP which is also the legal counsel of the Company.

As of December 31, 2005, the accounts payable and accrued charges to BBH Géo-Management inc. by the Company amounts to $233,000 and $29,000 for the year ended December 31, 2004.

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

31.

Certifications

32.

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)

Reports on Form 8-K.

None

Item 14. Changes in Registrants’ Certifying Accountant

On May 12, 2004, the Company has not renew the mandate of the previous auditors, KPMG, LLP and has engaged PETRIE RAYMOND, LLP, 255, East Crémazie blvd., suite 1000, Montreal, Québec, H2M 1N2 as new corporate auditors for the financial exercise ending on December 31, 2004 and December 31, 2005

Item 14.

a) Audit Fees

In the last two fiscal years, two principal accountants rendered to the Company professional services for the total amount of  $43,650 for auditing of annual financial statements included in Form 10-KSB, review of quarterly interim financial statements included in the previous Company's Form 10-Q-SB and other services that are normally provided by the accountants in connection with statutory and regulatory filings for that period ("reports").

Services provided by KPMG LLP amounted at $6,500 for the quarterly reports for the period ending March 31, 2004.

Services provided by the new principal accountant PETRIE RAYMOND, LLP since May 12, 2004 for the review of quarterly filings for the periods ending June 30th and September 30th, 2004 and annual reports at December 31, 2004 amounted were given approximately at December 31, 2004 for the amount of $13,800 and this amount has been adjusted during the exercise of 2005 to $18,300. For the year 2005, services provided by Petrie Raymond LLP concerning the quarterly filings of March, June and September 2005 amounted to $8,350 and the Company estimates the fees to be paid for the annual report filings to $15,000.

March 31, 2004	KPMG LLP	$6,500
June 30, 2004, September 30, 2004 and annual reports for year ending December 31, 2004	PETRIE RAYMOND LLP	$13,800
March 31, 2005, June 30, 2005 and September 30, 2005	PETRIE RAYMOND LLP	$8,350
Annual Reports Estimated fees	PETRIE RAYMOND LLP	$15,000

b) Audit-Related Fees

Petrie Raymond, LLP has billed the Company for its registration on the PCAOB in the amount of $1,500.

c)

Tax Fees

Aggregate fees billed for tax compliance, tax advice and tax planning in each of the two last fiscal years for professional services rendered by the principal accountants are as follows:

Year ending at December 31, 2004: $2,500.

Year ending at December 31, 2005: $2,500.

d)

All other Fees

None

e)

Audit committee’s pre approval policies and procedures

The Company engages the accountant, to render audit services, once the Company’s audit committee has approved the engagement.

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

Dated: February 22, 2006

/s/ Guy Hébert

_________________________________

Name: Guy Hébert

Title: President and Chief Executive Officer

Financial Statements of

STRATECO RESOURCES INC.

For the years ended December 31, 2005 and 2004

Management’s Report

The management of the Company is responsible for the preparation of the financial statements and the financial information included in this annual report. Management maintains a system of internal control to produce reliable financial statements and to provide reasonable assurance that assets are safeguarded.

The financial statements are prepared in accordance with generally accepted accounting principles in Canada and necessarily include amounts based on estimates and judgments of management. Petrie Raymond LLP, chartered accountants, were appointed by the shareholders as external auditors of the Company. Their report, presented below, expresses an opinion on the financial statements.

The audit committee meets with the external auditors, with management present, to review the financial statements and to discuss audit-related matters.

On the recommendation of the audit committee, the Board of Directors has approved the Corporation’s financial statements for 2005.

/s/ Guy Hébert

/s/ Francine Bélanger

_________________________

___________________

Guy Hébert

Francine Bélanger

President and Chief Executive Officer

Administrator

Boucherville, Canada

February 22, 2006

255 CREMAZIE BLVD. EAST – SUITE 1000

           MONTREAL (QUEBEC) H2M 1M2

    TEL :  (514) 342-4740

 FAX :  (514) 737-4049

AUDITORS’REPORT

To the Directors of

Strateco Resources Inc.:

We have audited the accompanying balance sheet of Strateco Resources Inc. as at December 31, 2004 and as at December 31, 2005 and the related statements of deferred expenditures, earnings and deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and as at December 31, 2005 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain respects from the accounting principles generally accepted in the United States of America.  Information relating to the nature and aspect of such difference is presented in Note 16 to the financial statements.

Limited Liability Partnership

Chartered Accountants

Montréal, Canada

Date: February 22, 2006

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Balance Sheets

Statements of Deferred Expenditures

Statements of Earnings and Deficit

Statements of Cash Flows

Notes to Financial Statements

Financial Statements

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(in Canadian dollars)

	2005	2004
		Adjusted
ASSETS

CURRENT ASSETS

Restricted cash (Note 4)	$768,601	$161,574
Tax credits receivable	16,984	77,500
Sales tax recoverable	78,776	58,563
Subscriptions receivable	501,900	356,300
Prepaid expenses	17,181	21,756
	1,383,442	675,693

MINING PROPERTIES (Note 5)	161,750	87,750

DEFERRED EXPENDITURES (Note 6)	3,186,251	3,114,957
TOTAL ASSETS	$4,731,443	$3,878,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued charges (Note 12)	$590,951	$200,648
Term loans (Note 12)	110,000	-
	700,951	200,648
FUTURES INCOMES (Note 13)	24,400	-
SHAREHOLDERS’ EQUITY

Capital stock (Note 7)	7,898,833	6,826,869
Contributed surplus - Stock options (Notes 3 and 8)	111,670	32,070
Contributed surplus - Warrants (Note 7)	59,005	59,005
Deficit	(4,063,416)	(3,240,192)
	4,006,092	3,677,752

Commitments and contingencies (Note 10)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,731,443	$3,878,400

See notes to financial statements.

ON BEHALF OF THE BOARD

(signed) Guy Hébert

____________________________________
Guy Hébert, Director

(signed) Pauline Comtois

____________________________________

Pauline Comtois, Treasurer

STATEMENTS OF DEFERRED EXPENDITURES

YEARS ENDED DECEMBER 31, 2005 AND 2004

(in Canadian dollars)

	2005	2004

EXPLORATION EXPENSES

Consultants and subcontractors	$515,958	$799,742
Professional fees	14,536	6,683
Management fees	65,030	94,855
Travelling expenses	18,407	36,979
Supplies and equipment rental	13,232	14,648
General exploration expenses	5,151	5,007

	632,314	957,914
Mining duties credits and other related exploration credits	-	(77,500)
Write-off of deferred expenditures	(561,020)	-

INCREASE IN DEFERRED EXPENDITURES	71,294	880,414

BALANCE, BEGINNING OF YEAR	3,114,957	2,234,543

BALANCE, END OF YEAR	$3,186,251	$3,114,957

See notes to financial statements.

STATEMENTS OF EARNINGS AND DEFICIT

YEARS ENDED DECEMBER 31, 2005 AND 2004

(in Canadian dollars)

	2005	2004
		Adjusted

INTEREST INCOME	$2,246	$4,886

GENERAL AND ADMINISTRATIVE EXPENSES

Professional fees	176,340	193,717
Legal and audit expenses	114,773	101,572
Stock-based compensation	79,600	11,520
Directors’ fees	19,000	9,900
Shareholder communications	55,299	37,981
Investor relations	75,056	110,297
Listing and registrar fees	18,049	20,970
Travel expenses	5,552	9,482
Rent	37,000	36,000
Insurance	17,404	17,264
Office expenses	11,848	17,321
Taxes and permits	2,742	930
Part XII.6 income tax	13,915	-
Interest and bank charges	12,472	495

	639,050	567,449

Write-off of deferred expenditures	561,020	-

	1,200,070	567,449

INCOME TAX CREDITS AND MINING DUTIES	-	(6,325)

LOSS BEFORE INCOME TAX BENEFIT	1,197,824	556,238

FUTURE INCOME TAXES BENEFIT	(374,600)	-

NET LOSS	823,224	556,238

DEFICIT AT THE BEGINNING OF THE YEAR (Note 9)	3,240,192	2,683,954

DEFICIT AT THE END OF THE YEAR	4,063,416	3,240,192

NET LOSS PER SHARE	$0.02	$0.01

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUSTANDING	48,908,566	41,631,253

See notes to financial statements.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

(in Canadian dollars)

	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES:

Net loss	$(823,224)	$(556,238)

Items net offering cash
Stock-based compensation	79,600	11,520
Write-off of deferred expenditures	561,020	-
Future income tax benefit	(374,600)	-
Changes in non-cash working capital items:
Tax credits receivable	60,516	(77,500)
Sales tax recoverable	(20,213)	39,391
Prepaid expenses	4,575	(5,060)
Accounts payable and accrued charges	163,467	14,815
	(348,859)	(573,072)

CASH FLOW FROM INVESTING ACTIVITIES:

Acquisition of mining properties	(42,000)	-
Increase in deferred expenditures	(405,478)	(897,970)
	(447,478)	(897,970)

CASH FLOW FROM FINANCING ACTIVITIES:

Term loans	110,000	-
Common share issuance	1,564,650	1,656,850
Common share issue costs	(271,286)	(385,651)
	1,403,364	1,271,199

NET DECREASE IN CASH AND CASH EQUIVALENTS	607,027	(199,843)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	161,574	361,417

CASH AND CASH EQUIVALENTS, END OF YEAR	$768,601	$161,574

Additional information related to cash flows	2005	2004
Non related cash operating, financing and investing activity items:

Cost of future income taxes included in common shares issue cost	$399,000	$-
Acquisition of mining properties in exchange of common shares	$32,000	$19,500
Deferred expenditures financed through increases in accounts payable	$294,647	$67,811
Common share issue costs paid through the issuance of warrants	$-	$16,505
Subscriptions receivable	$501,900	$356,300

See notes to financial statements.

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2005 AND 2004

(in Canadian dollars)

1.

INCORPORATION AND NATURE OF OPERATIONS

The Company, incorporated under the Canadian Business Corporations Act, is engaged in the exploration of properties.

Recovery of amounts indicated under mining properties and the related deferred expenditures are subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to complete development and profitable future production or the proceeds from the sale of such assets. At December 31, 2005, management determined the net accounting value of mining properties to be the best estimate of their net recoverable value. This value may nonetheless be reduced in the future.

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

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Company charges against earnings stock-based compensation paid to its employees and directors as well as other stock-based payments made to non-employees, based on the fair value method for all grants made or amended. The fair value of stock options on the grant date is determined using an option pricing model. The compensation charge is recognized over the stock option vesting period.

INCOME TAX BENEFIT

The Company records its income tax benefit using the balance sheet method. Future income tax assets and liabilities are recorded to take into account the impact on income taxes of variances between the accounting value of certain assets and liabilities shown on the balance sheet and their respective fiscal values. A valuation allowance is recorded as required to reflect the income tax assets that is more likely to be realized than not. The impact of any changes in income tax rates is recorded in the year in which the rates change.

NET LOSS PER SHARE

The net loss per share is calculated based on the weighted-average number of common shares outstanding during the year.

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

3.

CHANGES IN ACCOUNTING POLICY

Prior to January 1, 2004, the Company applied the accounting method recommended by the Canadian Institute of Chartered Accountants (“CICA”), Section 3870, “Stock-based Compensation and Other Stock-based Payments” for the accounting of stock-based compensation granted to directors and employees. Section 3870 was amended to require that the fair value-based method be applied to options granted to directors and employees as of January 1, 2004. Under this method, compensation costs are measured at the grant date based on the fair value of the options and recognized over the related service period. In accordance with one of the transactional alternatives permitted under the revised version of Section 3870, on January 1st 2004, the Company applied, retroactively and without adjustment, the fair value method to all stock options granted to directors and employees since January 1, 2002. Therefore an adjustment was made to the deficit at January 1, 2004 to reflect the cumulative effect on the prior year, resulting in a $12,800 increase in the deficit and in shareholders’ equity for stock options. Prior years were not restated to reflect this change in accounting standard.

4.

RESTRICTED CASH

Pursuant to the flow-through financing and private placements for which closings took place on November 29, December 23 and December 30, 2005, the Company undertook to incur $1,288,200 in exploration expenses before December 31, 2006 primarily for exploration on the gold projects Discovery and Cameron and on the uranium projects Matoush, Eclat and Mont-Laurier Uranium. Of this amount, $12,667 has been engaged as at December 31, 2005

5.

MINING PROPERTIES

	2005	2004

Discovery and Cameron	$87,750	$87,750
Mont-Laurier Uranium	10,000	-
Matoush and Beaver Lake Area	47,000	-
Eclat	17,000	-
	$161,750	$87,750

6.

DEFERRED EXPENDITURES

	Balance at December 31, 2004	Exploration expenses	Radiation	Balance at December 31, 2005

Mining properties

Discovery	$2,075,647	$257,734	$-	$2,333,381
Cardinal	559,005	2,015	(561,020)	-
Cameron	475,811	156,217	-	632,028
Mont-Laurier Uranium	-	21,927	-	21,927
Matoush	-	186,236	-	186,236
Beaver Lake Area	-	2,300	-	2,300
Eclat	-	4,860	-	4,860
Prospecting	4,494	1,025	-	5,519
	$3,114,957	$632,314	$(561,020)	$3,186,251

	Balance at December 31, 2003	Exploration expenses	Balance at December 31, 2004

Mining properties

Discovery	$1,496,340	$579,307	$2,075,647
Cardinal	554,855	4,150	559,005
Cameron	183,101	292,710	475,811
Prospecting	247	4,247	4,494

	$2,234,543	$880,414	$3,114,957

7.

CAPITAL STOCK

AUTHORIZED

Unlimited number of common shares without par value.

Unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors.

	December 31, 2005		December 31, 2004
	Common shares	Amount	Common shares	Amount

ISSUED AND FULLY PAID
Balance, beginning of year	48,286,119	$6,826,869	36,813,402	$5,196,375

In consideration of mining properties	300,000	32,000	150,000	19,500

Flow-through and other financings	13,185,138	1,710,250	11,322,717	2,013,150

Issue costs
Professional fees	-	(271,286)	-	(402,156)
Future income taxes	-	(399,000)	-	-

Balance, end of year (a)	61,771,257	$7,898,833	48,286,119	$6,826,869

(a)

187,500 common shares are escrowed and cannot be transferred, mortgaged, pledged or otherwise disposed of without the consent of the Autorité des Marchés financiers (Québec Securities Commission).

WARRANTS

At December 31, 2005, there were 8,842,007 warrants outstanding (4,005,816 in 2004), each entitling its holder to purchase one share of the Company. Changes to the warrants are shown in the following table:

	2005		2004
	Number	Weighted-average strike price	Number	Weighted-average strike price

Balance, beginning of year	4,005,816	$0.23	4,708,333	$0.21
Issued	6,763,274	$0.19	2,597,483	$0.23
Expired	(1,927,083)	$0.24	(3,300,000)	$0.20
Balance, end of year	8,842,007	$0.20	4,005,816	$0.23

See notes following next table.

The strike prices and the expiry dates of the warrants are shown in the following table:

Strike price	Number	Term
$0.25	600,333	January 13, 2006
$0.15	53,400	January 30, 2006
$0.15	170,500	February 15, 2006
$0.25	852,500	February 16, 2006
$0.16	75,000	October 7, 2006
$0.18	720,000	December 27, 2006
$0.18	2,095,000	December 27, 2006
$0.20	327,000	December 30, 2006
$0.20	3,448,274	December 29, 2006
$0.25		December 30, 2007
$0.16	500,000	June 27, 2007
	8,842,007

During the year, 6,763,274 warrants were issued pursuant to four private placements.

No warrants were exercised during the year ended December 31, 2005.

During the year ended December 31, 2005, the Company did not grant any broker’s warrants (400,900 broker’s warrants in 2004). The warrants issued in 2004 vested immediately. The fair value of each warrant granted in 2004 was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the warrants granted was $0.04 per warrant. The following weighted-average assumptions were used in the calculations:

Risk-free interest rate	2.3%
Expected life	21 months
Volatility	76%
Expected dividend yield	$0.00

An amount of $16,505 was recognized in the share issue costs in 2004 and credited to contributed surplus – Warrants.

8.

STOCK OPTION PLAN

The Company has a stock option plan for its officers, directors, key employees and consultants. A total of 3,800,000 common shares are reserved for issuance under the plan. The maximum number of options that can be granted to any participant cannot exceed 5% of the issued and outstanding shares of the capital stock. The price of the options granted may not be less than the discounted market price of the common shares on the TSX Venture Exchange at the time the options are granted. The options granted are valid for a period established by the board of directors, not to exceed five years from the date the options are granted.

Changes to the stock options under the plan are shown in the following table:

	2005		2004
	Number of options	Weighted-average strike price	Number of options	Weighted-average strike price
Balance, beginning of year	2,298,000	$ 0.19	2,198,000	$0.19
Granted (1)	1,648,000	$ 0.18	100,000	$0.20
Expired	(1,648,000)	$ 0.18	-	-
Cancelled	(50,000)	$ 0.20	-	-
Balance, end of year	2,248,000	$ 0.19	2,298,000	$0.19

(1)

1,648,000 stock options were granted on December 21, 2005 at $0.20 and $0.15 per share. These options must be exercised within five years of the grant date, or no later than December 20, 2010.

The outstanding stock options and the stock options exercisable as at December 31, 2005 are shown in the following table:

Options outstanding			Options exercisable
Weighted-average strike price	Number	Weighted-average lifespan (years)	Weighted-average strike price	Number
$0.15	750,000	4.63	$0.15	750,000
$0.20	1,298,000	4.09	$0.20	1,298,000
$0.25	100,000	0.76	$0.25	100,000
$0.35	100,000	0.76	$0.35	100,000
	2,248,000			2,148,000

During the year ended December 31, 2005, the Company granted 1,648,000 stock options to officers, directors or key employees. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.0483 per option ($0.0372 per option in 2004).

The following weighted-average assumptions were used in the calculations:

	2005	2004

Risk-free interest rate	2.0%	1.5%
Expected life	2 years	2 years
Volatility	93%	67%
Expected dividend yield	$0.00	$0.00

In 2005, an amount of $79,600 ($11,520 in 2004) was recognized in earnings for the year and credited to contributed surplus - - Stock options.

9.

PRIOR PERIOD ADJUSTMENTS

The balance of deficit in the amount of 3,183,147 as at January 1st, 2005 and $2,626,909 as at January 1st, 2004, which have already been adjusted in 2004 in order to reflect a change in accounting policy (note 3), have been increased by $57,045 as well as the accounts payable and accrued charges balance as at December 31, 2004. This adjustment reflects the recognition of Part XII.6 taxes and penalties for years 2001 to 2003. These taxes relate to exploration expenses incurred between March 1st and December 31st in the year following the financing obtained by flow-through shares issue.

10.

COMMITMENTS AND CONTINGENCIES

Quénonisca Property

On February 26, 1996, Altavista Mines Inc. signed an agreement with SOQUEM pursuant to which it owned a 50% undivided interest in the 78 claims making up the Quénonisca property in the Quénonisca and Salamandre Lake district north of Matagami, Québec.

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

The property now consists of 33 mining claims covering a total area of 1,799 hectares.

Discovery Project

On June 4, 2002, the Company signed a letter of intent with Campbell, amended on June 14, 2002 with GéoNova, a wholly-owned subsidiary of Campbell Resources Inc. (“Campbell”) pursuant to which it obtained an option to acquire a 50% interest in the Discovery project.

This letter of intent was subject to a formal agreement, signed on October 8, 2002 and amended on September 3, 2003 to add the Cameron project and redefines the property covered by the option retroactively to October 8, 2002. The property now consists of the Discovery and Cameron projects.

Pursuant to the formal agreement, the Company could have earned its interest by incurring exploration expenses of $4,500,000 over a four-year period, including $750,000 the first year, $1,000,000 the second year, $1,250,000 the third year and $1,500,000 the fourth year. The Company had also to issue 600,000 shares of its share capital to GéoNova. All 600,000 shares have already been issued pursuant to the agreement.

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

Eclat Property

On July 6, 2005, the Company signed a letter of intent with Vija Ventures Corporation granting the Company an option to acquire a 100% in the uranium Eclat property in the Otish Mountains of northern Québec.

The agreement provides for the Company to acquire its 100% interest in the Eclat property on all minerals except diamonds by making payments totalling $150,000 over four years, including $7,000 paid on signature of the agreement, $7,000 on the first anniversary, $20,000 on the second anniversary, $20,000 on the third anniversary and $96,000 on the fourth anniversary; by incurring $500,000 in exploration expenditures over four years; and by issuing 600,000 common shares of the Company over three years, including 100,000 once approval has been obtained from the TSX Venture Exchange, 100,000 on the first anniversary, 200,000 on the second anniversary and 200,000 on the third anniversary. The property is also subject to a 2% NSR.

SERVICES AGREEMENT

On August 1, 2005, the Company and BBH Géo-Management Inc. (“BBH”), an affiliated company (Note 12), signed an agreement under which BBH will provide the Company with the following services: office space, office and computer equipment, secretarial, management, accounting and legal, geological consulting, investor and regulatory relations and financing services. This agreement is valid for a three year period ending on July 31, 2008, and provides for a fixed monthly charge of $3,200 for office rent, office equipment and computers that will be reviewed each year on July 31. The estimated amounts to be paid over each of the next three years are $38,400 in 2006 and 2007 and $22,400 in 2008; which amount to $ 99,200.

PRIVATE PLACEMENTS

The Company completed a $500,000 flow-through private placement with mining fund MineralFields Group 2005. Proceeds of this financing will be applied to exploration on Strateco’s uranium projects, namely Matoush and Mont-Laurier Uranium, as well as on the Discovery and Cameron gold projects. The Company has undertaken to renounce its exploration deduction in favour of MineralFields Group 2005.

The Company completed  flow-through and non-flow-through share offerings on November 29 and December 23, 2005 with 90 investors for a total of $985,250. Proceeds of these financings will be applied to exploration on the Discovery and Cameron gold projects and on Mont-Laurier Uranium, Matoush and Eclat uranium projects. The Company has undertaken to renounce its exploration deduction in favour of these subscribers.

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

11.

FINANCIAL INSTRUMENTS

FAIR VALUE

The accounting value of restricted cash, sales tax recoverable, subscriptions receivable, accounts payable, accrued charges and term loans approximate their fair value as the related instruments have a relatively short term.

12.

RELATED PARTY TRANSACTIONS

During the year, general and administrative expenses of $309,000 ($316,000 in 2004), discussed under Related Party Transactions at Item 6: Management  Discussion and Analysis of Financial Position and Results of Operations, were paid to a company, BBH Géo-Management inc., whose one officer is also officer of the Company.

Consultants and subcontractor fees of $120,000 ($213,000 in 2004), management fees of $65,000 ($95,000 in 2004) and travel expenses of $18,000 ($25,000 in 2004) shown in the statement of deferred expenditures were paid to the same company.

In addition, share issue costs of $70,000 ($97,000 in 2004) were paid to the same company (Note 7).

As at December 31, 2005, accounts payable and accrued charges included an amount of $233,000 ($29,000 in 2004) to be paid to the same company.

The Company also has two term loans to repay totalling $110,000, bearing interest at 8% and maturing on February 28, 2006. Of the total, $50,000 must be paid to the same company, and $60,000 to another company belonging to an officer of the Company.

13.

INCOME TAX BENEFIT

The provision for income taxes is different from the amount that would have resulted from applying the combined Canadian statutory income tax rate as a result of the following:

	2005	2004

Loss before income taxes	$1,197,824	$556,238
Combined Canadian statutory income tax rate	31.02%	31.02%

Income taxes benefit at combined Canadian statutory tax rate	(371,565)	(172,545)

Non deductible expenses	30,878	3,588

Tax depreciation of share issued costs	(67,150)	(63,535)

Write-off of deferred costs, not deductible	174,028	-

Change in valuation allowance	(140,791)	232,492

Future taxes benefit	$(374,600)	$-

The Canadian statutory income tax rate of 31.02% is comprised of federal income tax at 22.12% and provincial tax at 8.9%.

The income tax impact of temporary variances giving rise to material future income tax assets or liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Future income tax asset:

Net operating losses	$901,600	$627,000
Financial expenses	140,200	147,600

	1,041,800	774,600

Less: valuation allowance	-	(140,800)

Total future income tax asset	$1,041,800	$633,800

Future income tax liability:

Mining properties and deferred expenditures	$1,066,200	$633,800

Future income taxes	$24,400	$-

At December 31, 2005, the Company had losses other than capital losses and unused share issue costs that could be deferred to later periods and used to reduce future taxable income. These losses and share issue costs expire as follows:

	Federal	Provincial
Losses other than capital losses:
2007	$168,682	$168,682
2008	$242,843	$218,843
2009	$527,029	$479,019
2010	$537,046	$516,928
2011	$643,103	$643,055
2015	$814,249	$814,220

Share issue costs:
2006	$186,195	$186,195
2007	$132,051	$132,051
2008	$95,178	$95,178
2009	$38,493	$38,493

14.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the financial statements’ presentation adopted in the current year.

15.

SUBSEQUENTS EVENTS

On January 15, 2006, the Company signed an agreement with Dresden Capital Inc., a firm that provides investor relations services, whereby they will be paid $5,000 per month for an initial period of six months. Furthermore, subject to regulatory approval, Dresden Capital Inc. received stock options to purchase 500,000 shares at $0.14 per share for a period of two years or 30 days following termination of the agreement. These options can only be optioned in blocks of 125,000 options per quarter.

On January 16, 2006, the Company granted a director and officer of the Company 50,000 common stock options under the Company’s stock option plan. The Board of Directors set the price of the common stock options at $0.30 per share. The options must be exercised within five years of the grant date, or no later than January 15, 2011.

On January 18, 2006, pursuant to a private placement with two qualified investors, one from Quebec and one from the Caribbean, the Company issued 1,500,000 common shares at $0.14 per share, and 1,500,000 warrants for a $210,000 financing.  Each warrant entitles its holder to purchase one common share of the Company at $0.20 per share for a 24-month period.

On January 25, 2006, 100,000 stock options were exercised, including 75,000 at $0.20 per share and 25,000 at $0.15 per share, for a total of $18,750. These options are therefore now cancelled and retired from the stock option plan, leaving a reserve of 602,000 options.

On January 25, 2006, the Company granted 400,000 additional stock options to directors, officers and key employees at the price of $0.40 per share.

On February 9, 2006, the Company realized a $1,200,000 private placement with Quest Securities Corporation and issued 6,000,000 units at $0.20 per unit. Each unit consists of one common share and one warrant enabling its holder to acquire one common share at $0.26 per share for 24 months following the closing date. Should Strateco shares trade of the TSX Venture Exchange at a price equal to or higher than $0.50 per share for a period of 20 consecutive days, Strateco could advise the warrant holders of its intention to trigger the exercise of warrants at any time following a period of four months and a day after closing. On receipt of such notice, warrant holders would have 30 calendar days to exercise their warrants, after which the warrants would expire.

Quest Securities Corporation acted as agent on the private placement, and received fees of $96,000 in cash. Quest Securities Corporation also received a broker’s warrant that entitles it to subscribe to 600,000 units at $0.20 per unit. Each unit consists of one common shares and a warrant to purchase one share at $0.26 per share until February 8, 2008. The broker’s warrants are subject to the same forced exercise process that applies to the other units subscribed for under the offering.

On February 13, 2006, the Company signed a letter of intent to acquire a 100% interest in the Discovery and Cameron projects under the following terms:

- Upon signature of the letter of intent (firm and non-refundable);	$25,000
- Within five days of Strateco’s annual meeting, no later than May 30, 2006;	$200,000
- Following completion of the initial public offering (“IPO”) of a new company “Newco”, into which the property will be transferred no later than August 30, 2006;	$275,000

-

At Strateco’s option, either $1,000,000 in common shares of ‘NewCo’ which will be qualified in the IPO prospectus to be issued to GéoNova or $1,000,000 to be paid in cash no later than August 30, 2006;

- A 2% NSR on all of the property claims. The royalty is redeemable for $1,000,000.

On February 15, 2006, the Company informed Ditem Explorations Inc. that it would not be renewing the claims, thereby forfeiting its option on a 51% interest in the Beaver Lake Area property.

On February 21, 2006, a letter of intent was signed with Ditem Explorations Inc. granting the Company a 100% interest in the Matoush property under the following terms:

-Upon signature of the letter of intent	$10,000
-Within five days following approval of the transaction by regulatory authorities	$140,000
-The issuance of 400,000 shares of Strateco Resources Inc. within five days following regulatory approval. The shares will be subject to a resale restriction of four months plus a day;
-A 2% NSR, as defined by industry standards

As at  February 22, 2006, 1,441,334 warrants were exercised, and the Company issued 1,441,334 common shares for a total of $299,825.

16.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

	2005	2004

Net loss per Canadian GAAP, as reported	$823,224	$556,238

Properties and deferred expenditures (1)	145,294	899,914
Deferred tax expenses (recovery) (2)	(296,418)	(200,489)

Net loss and comprehensive income for the year, according to U.S. GAAP	$672,100	$1,255,663

Net loss per share per Canadian GAAP, as reported	0.02	0.01

Effect of adjustments:
Properties and deferred expenditures (1)	-	0.02
Deferred tax expenses (recovery) (2)	(0.01)	-

Loss per share, according to U.S. GAAP	$0.01	$0.03

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

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2005 would be to decrease properties by $161,750 to $0 ($87,750 in 2004 to $0), decrease deferred expenditures by $3,186,251 to $0 ($3,114,957 in 2004 to $0), increase long-term liability by $380,843 ($92,983 in 2004) and decrease shareholders’ equity by $3,728,844 ($3,295,690 in 2004).

The effect on the statement of cash flows would be a further decrease of $447,478 ($897,970 in 2004) in cash flows from operating activities and a decrease of $447,478 ($897,970 in 2004) in cash flows used in investing activities.