Form 10KSB/A
period 2005-12-31
STRATECO RESOURCES INC
filed 2006-04-03
CIK 1178672

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

As of February 22 2006 the average bid for the common shares for the past 60 days was $0.26 per share for and aggregate market value of $18,385,273.

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

1	2	3	4
Title of class	Name and Position with the Company	Number of Common Shares of the Company Beneficially Owned or Directly/Indirectly Controlled (1) (4) (6)	Percentage of Issued Share Capital (5)
Common shares, escrowed shares, stock options to purchase common shares. common shares indirectly controlled and warrants to purchase shares indirectly controlled.	GUY HEBERT(8) 595 Marie-Victorin Boucherville, Quebec, Canada J4B 1X4 President & Director 2000	5,686,114 (2) (5)	8.04%
Common shares, escrowed shares and stock options to purchase common shares	JEAN-PIERRE LACHANCE,(8) 5146 Nantel St-Hubert, Québec J3Y 2Y4 Executive Vice President and Director 2000	839,250(3)	1.18%
Common shares and stock options to purchase common shares	CLAUDE HUBERT,(8)(9) 29 De la Rochelle Ste-Julie, Quebec, Canada J3E 3E9 Director 2000	200,000	0.28%
Common shares and stock options to purchase common shares	JEAN-GUY MASSE,(8)(9) 775 Chemin Markham Montreal, Quebec, Canada H3P 3A6 Director 2000	158,000	0.22%
Common shares and stock options to purchase common shares	ROBERT DESJARDINS,,(8)(9) 236, Notre-Dame, apt. # 5 Repentigny, Quebec, Canada J6A 2R6 Director 2001	500,000	0.70%
Common shares and stock options to purchase common shares	FRANCHINE BELANGER,(8)(9) 260, de Normandie, Boucherville, Quebec, Canada J4B 8C2 Director 2000 to October 2001 and from June 2002	175,500	0.25%
Common shares and stock options to purchase common shares	HENRI LANCTOT,(8) 247, Trenton ave., Montreal, Quebec, Canada H3P 1Z8 Corporate secretary	125,375	0.18%
Total Common shares, escrowed shares and stock options to purchase common shares		7,684,239	11%

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