Form 10QSB
period 2006-03-31
STRATECO RESOURCES INC
filed 2006-05-15
CIK 1178672

OMB Number: 3235-0416

Expires: March 31, 2007

Estimated average burden

hours per response . . . . . 182

OMB APPROVAL

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the period ended: March 31, 2006 Commission File Number: 0-49942
STRATECO RESOURCES INC
(Exact name of small business issuer as specified in its charter)
Quebec, Canada N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.) or organization

1225, Gay-Lussac Street, Boucherville, Quebec, Canada J4B 7K1
(450) 641-0775
(Address and telephone number of registrant’s principal executive offices and principal place of business)

(Former name, former address and former fiscal year, if changed since last report):

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(Yes) [ X ]      (No) [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

73 727 591 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]

 No [ X ]

_______________________________________________________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending March 31, 2006 for the following reasons:

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

__________________________________________________________________________________________________________________________________________

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of March 31, 2006 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a)   The instruments defining the rights of the holders of common shares have not been modified during the period.

b)   The rights evidenced by the common shares have not been limited or modified during the period.

c)   The Company has obtained new proceeds from private offering during the period. The Company spent a total of $378,923 deferred expenditures on properties and $315,000 on acquisition of properties during the period from January 1, 2006 to March 31, 2006.

d)

From the flow-through proceeds in the amount of $1,288,200 obtained from the sale of flow-through common shares in private placements as fully described in Form 10-KSB for the year ending December 31, 2005 an amount of $897,828 of flow-though proceeds at March 31, 2006 remain to be spent on exploration before December 31, 2006.

e)

During the reporting period, the Company spent a total of $390,372 of flow-through proceeds on its properties and projects.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holders.

Private placements in Canada and outside North America

During the first quarter, the Company realized two private placements for an amount of $1,410,000 with issuance of non flow-through common shares as detailed in the following table and notes:

Date of Placement	Subscribers or broker	Amount invested	Number of Common shares issued	Price of Common shares or units sold	Number of warrants to purchase shares	Price of exercise for warrants	Expiry date for warrants
01-18- 06 (1)	Accredited investors	$210,000	1,500,000 common shares	$0.14	1,500,000	$0.20	01-17-08
02-09-06 (2)	Accredited investors	$1,200,000	6,000,000 common shares	$0.20 per unit	6,000,000	$0.26	02-08-08
02-09-06	Quest Securities Corporation, Placement Agent (3)				1 broker warrant	$0.20 per broker unit	02-08-08
TOTAL (4)		$1,410,000	7,500,000		7,500,000 warrants and 1 broker warrant

(1)

On January 18, 2006 in exchange of a private offering of $210,000, the Company issued 1,500,000 common shares at the price of $0.14 per share to two accredited investors one being the company in Quebec, Canada with which the Company has a services contract that is discussed in Form 10-KSB for the year ending December 31, 2005 and the other being a resident of the Caribbean. For each share the subscribers received a warrant to purchase shares giving right to its holder to purchase a common share at the price of $0.20 per share for a period of 24 months until January 17, 2008.

(2)

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

(3)

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

(4)

These private placements were exempted from registration in the United States.

Exploration works and use of proceeds on Exploration

During the reporting period, on February 15, 2006 the Company signed an Agreement to purchase 100% of Discovery and Cameron Projects from GéoNova Explorations Inc upon the conditions already detailed in Form 10-KSB for the year ending December 31, 2005

In the first quarter of 2006, the Company focused its efforts on exploring the Matoush uranium property in the Otish Mountains of northern Quebec, in which Strateco now owns a 100% interest.

On March 23, 2006, the Company completed a transaction announced on February 23, 2006 to acquire 100% of the interest held by Ditem Exploration Inc. (“Ditem”) in the Matoush property. Strateco had acquired an option on a 51% interest on May 12, 2005. The 100% interest was acquired in exchange for $150,000 and the issuance of 400,000 shares to Ditem at the price of $0.35 per share these shares being subject to a resale restriction of four months and a day. Ditem also retained a 2% NSR royalty.

The Company also substantially increased the size of the Matoush project. Strateco has received confirmation from Quebec’s Ministère des Ressources Naturelles et de la Faune  (Natural Resources Ministry) for its notice of map designation of 208 mining claims adjacent to the Matoush property, including 179 cells immediately to the north of the property. The acquisition of these new claims totalling 11,034 hectares (27,265 acres) increases the total project area to 17,948 hectares (44,349 acres) from its original 6,914 hectares. The Matoush project now stretches 24 kilometres from north to south. The 29 remaining cells are located immediately to the west of the current Eclat property.

Exploration of the Matoush property began with Phase 1 of a 4,000-metre drilling program. Six holes were drilled for a total of 1,902 metres between March 22 and April 16, by Major Drilling Group International Inc. Field work was temporarily suspended due to the spring thaw but will resume in May as soon as weather permits.

The purpose of this initial drilling was first and foremost to continue the exploration work started by Uranerz Exploration and Mining (Uranerz) in the early 1980s. The Uranerz work demonstrated uranium potential, particularly in hole AM-15, which returned truly significant results: 0.95% U3O8 (19 lbs/ton) over 16 metres at a vertical depth of 220 metres.

The first five holes on the Matoush property were drilled to confirm the AM-15 intersection and test the lateral and vertical extensions to provide a better understanding of the symmetry of the uranium-bearing structure. Preliminary results were very encouraging. The samples were sent to the world-renowned Saskatchewan Research Council laboratories in Saskatoon.

The five holes, all collared at the same spot (12+20E/31+55S) were drilled with different azimuths and dips to allow each to reach its target.

Uranium mineralization appears to be closely associated with a major known fault over a distance of about seven kilometres that would have served as the main conduit for the uranium-bearing fluids. In general, mineralization occurs at the edge of a fault, in an environment that is highly fractured and strongly altered in clay, chlorite, tourmaline, fuschite and limonite, with fault clay present beside the fault.

The mineralized intersections of holes MT-06-1 to MT-06-5 can be summarized as follows, with hole AM-15 included as a reference:

Description and location of drill holes

AM-15	Drilled in 1984 by Uranerz – Vertical depth of intersection: 220 metres; azimuth: 275o/ - 70[o]; mineralized section: 16 metres; grade 0.95% U3O8.

Note: Core recovery: poor – 2-metre clay section, recovery 0.5 metres, grade 20.4% U3O8, maximum 12,000 counts per second:. However, no information is available on the type or calibre of the equipment.

MT-06-1

Azimuth 279o / - 47[o]. Vertical depth of intersection: 197 metres – located 21 metres north of AM-15, recovery – poor – clay zone: 2 metres, recovery 0%. Strong radioactivity along the entire section length of up to 6,000 counts per second. Mineralized section: 5 metres.

Note: Due to poor core recovery, drilling contractor Major Drilling assigned a foreman with experience in this type of mineralization to the Matoush site. Subsequent core recovery was 100% in all holes.

MT-06-2

Azimuth 275o / - 49[o]. Vertical depth of intersection: 220 metres – twin of AM-15, (intersection 2 metres south); core recovery 100%, including the 2 metres of clay. Mineralized intersection 18 metres – very high radioactivity of up to 24,000 counts per second.

MT-06-3

Azimuth 270o / - 45[o]. Vertical depth of intersection: 178 metres - located 15 metres south of AM-15; core recovery 100% - medium radioactivity. Mineralized intersection 7 metres – maximum 1,000 counts per second.

MT-06-4

Azimut 274o / - 52[o].  Vertical depth of intersection: 243 metres – located 6 metres south of AM-15. Intersection of two mineralized zones, the first located in the hangingwall of the main zone. A new 13-metre long zone was intersected, presence of uranophane (secondary uranium mineral), radioactivity of up to 19,000 counts per second; the main, 4-metre thick zone was intersected 8 metres down hole; radioactivity of up to 22,800 counts per second; core recovery 100%.

MT-06-5

Azimut 267o / - 48[o]. Vertical depth of intersection: 234 metres – located 24 metres south of AM-15. Core recovery 100%. Intersection of two mineralized zones corresponding to those intersected in MT-06-4; first zone over 10 metres with the presence of uranophane and pitchblende, radioactivity of up to 34,000 counts per second, the highest to date on the Matoush property. The main zone was intersected over 2 metres with radioactivity of up to 13,000 counts per second.

The last hole drilled in this first phase, EC-06-1, was drilled on the Eclat property, immediately to the south of the Matoush property. This hole was drilled to maintain certain claims in this area and to confirm the presence of the Matoush structure.

Hole EC-06-1, drilled on the Eclat property immediately to the south of the Matoush property, confirmed the continuity of the Matoush structure 5.8 kilometres south of hole AM-15. While indicated on geophysical surveys, the presence of the Matoush structure had never before been confirmed on the Eclat property. The structure was intersected at a depth of 111 metres down hole, at a vertical depth of 76 metres. While the hole was unmineralized, typical mineralization, particularly tourmaline, was encountered along a 10-metre section. The fault itself is strongly chloritized.

Results of chemical analysis are expected in the second week of May.

Management plans to step up exploration on the Matoush project in the coming quarters.  Field work will resume following the spring break-up period, as soon as weather permits, likely towards the end of May. The Company will continue to drill the uranium structure around hold AM-15 on a closely-spaced grid of about 25 metres until the perimeter of the high uranium concentration has been delineated. It will also explore the project along the entire 7-kilometre length of the structure to identify new mineralized zones.

Beginning in June 2006, exploration will commence as well on the Mont-Laurier Uranium property. Initial work will consist of an airborne magnetic and spectrometric survey and prospecting.

The Company will devote all its financial and human resources to the development of its uranium properties as of the end of June 2006.

As announced on February 15, 2006, the Company will transfer all its non-uranium assets to Cadiscor Resources Inc.,a wholly owned subsidiary of the company, once the transaction has been approved by the shareholders at Strateco’s annual and special meeting of shareholders to be held on June 20, 2006.

For the period between January 1, 2006 and March 31, 2006, the Company conducted minor exploration work on Cameron project in the amount of $140,286 representing 11% of the issuer’s net offering proceeds. The Company conducted during that period exploration works on the Matoush property that amounted at $226,835 representing 18% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Matoush Property can be consulted in the preceding paragraphs. The exploration works on Eclat Property, Mont-Laurier Uranium and Discovery project amounted at less than 5% of the net offering proceeds.

In the first quarter of 2006, two private placements were completed for a total of $1,410,000 and 7,500,000 shares were issued. In addition, 1,361,334 warrants were exercised, as well as 300,000 stock options, for a total of $382,184.

In the same vein, on April 18, 2006, the Company announced that it had closed a private placement for $350,000. Five European investors subscribed to a total of 1,000,000 shares at $0.35 per share. The share price was set with the TSX Venture Exchange on March 22, 2006, when the shares traded at $0.375. Each common share was accompanied by half a warrant, with each whole warrant entitling its holder to purchase one common share of Strateco at $0.50 within an 18-month period. A cash fee of 8% was paid as intermediary fees to an unrelated company.

In the event that its common shares trade for a period of 20 consecutive days on the TSX Venture Exchange at a price equal to or greater than $0.70 per share, Strateco could, at any time following a period of four months plus a day after the closing date, notify the warrant holders of its intention to trigger the exercise of warrants. Upon receipt of such notice, holders would have 30 calendar days to exercise their warrants, following which the warrants would expire. These shares and the warrants are both subject to a resale restriction of four months plus a day following the closing date.

The Company’s shares were listed for trading on the Frankfurt Venture Exchange in Germany on March 30, 2006, under the symbol RF9. Management has started a series of presentations describing the Company’s direction and projects to private and institutional investors in several European centres, including Geneva, Frankfurt, Munich, Zurich, London, Paris and Amsterdam.

The first quarter of 2006 has to be considered the best since the Company was formed in terms of enhancing shareholders’ equity. The stock (RSC) has risen sharply since the beginning of 2006, on steady daily volume.

Director’s fees

The Company paid to all Company’s directors for their presence to the Directors’ meetings fixed fees in the total amount of $7,000 for the period from January 1st, 2006 to March 31, 2006.

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

Date: May 10, 2006

/s/ Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer