Form 10QSB
period 2006-06-30
STRATECO RESOURCES INC
filed 2006-08-14
CIK 1178672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________ Commission File Number: 0-49942
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

87,961,491 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]

 No [ X ]

_____________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending June 30, 2006 for the following reasons:

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

_____________________________________________________________________________________

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of June 30, 2006 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) The Company has obtained new proceeds from private offering during the period. The Company spent a total of $1,070,641 deferred expenditures on properties and $207,000 on acquisition of properties during the period from April 1, 2006 to June 30, 2006.

d)

From the flow-through proceeds in the amount of $1,288,200 obtained from the sale of flow-through common shares in private placements as fully described in Form 10-KSB for the year ending December 31, 2005 an amount of $0 of flow-though proceeds at June 30, 2006 remain to be spent on exploration before December 31, 2006.

e)

During the reporting period, the Company spent a total of $897,828 of flow-through proceeds on its properties and projects.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holders.

Private placements in Canada and outside North America

During the second quarter, the Company realized two private placements for an amount of $9,350,000 with issuance of non flow-through common shares as detailed in the following table and notes:

Date of Placement	Subscribers or broker	Amount invested	Number of Common shares issued	Price of Common shares or units sold	Number of warrants to purchase shares	Price of exercise for warrants	Expiry date for warrants
(1)April 18, 2006	5 Accredited investors	$350,000	1,000,000	$0.35	500,000	$0.50	October 17, 2007
(2) May 31, 2006)	30 Accredited investors	$9,000,000	7,200,000	$1.25 per unit	3,600,000	$1.50	November 30, 2007
TOTAL (4)		$9,350,000	8,200,000		4,100,000

(1)

On April 18, 2006 in exchange of a private offering of $350,000 the Company issued 1,000,000 common shares at the price of $0.35 per share to five accredited European investors. For each share the subscribers received a half of one warrant to purchase shares giving right to its holder to purchase a common share at the price of $0.50 per share for a period of 18 months until October 17, 2007.

If the closing price of the common Shares on the TSX Venture Exchange is equal or higher than $0.70 per common share for a period of 20 consecutive trading days at any time after August 19, 2006, the Company may accelerate the expiry date of the warrants by giving notice to the holder thereof and in such case the warrants will expire on the 30th calendar day after the date on which such notice is given by the Company.

(2)

On May 31, 2006, the Company completed a private placement of $9,000,000 with 30 subscribers residing in the provinces of Ontario and British Columbia and Quebec in Canada, in Germany, Sweden, Panama and in United Kingdom. In exchange of this offering, the Company issued 7,200,000 units at the price of $1.25 per unit. Each unit consisted of one common share and one half of one warrant to purchase share giving right to its holder to purchase a share at the price of $1.50 per share for a period of 18 months until November 30, 2007.  A cash fee of 8% of was paid as intermediary fees to an unrelated company.

If the closing price of the common Shares on the TSX Venture Exchange is equal or higher than $1.70 per common share for a period of 20 consecutive trading days at any time after October 2, 2006, the Company may accelerate the expiry date of the warrants by giving notice to the holder thereof and in such case the warrants will expire on the 30th calendar day after the date on which such notice is given by the Company.

(3)

These private placements were exempted from registration in the United States.

Exploration works and use of proceeds on Exploration

The second quarter of fiscal year 2006 was marked by exploration activity on the Matoush and Mont-Laurier uranium properties, both wholly-owned by Strateco, and by the closing of a major, $9 million financing at $1.25 per share. Shareholders of Strateco also unanimously approved the transfer of the Company’s gold assets to Cadiscor Resources Inc. (“Cadiscor”) at the annual and special meeting held on June 20, 2006.

On the Matoush project, the Company conducted its initial drilling program from March 22 until April 16, when the program was temporarily suspended due to the spring thaw. Six holes were drilled during this period, including five (MT-06-1 to MT-06-5) on Matoush and one (EC-06-1) on the Eclat property. Samples were sent to world-renowned Saskatchewan Research Council (SRC) laboratories in Saskatoon for chemical analysis. The results were received at the end of May, and confirmed the potential of the Matoush property. Significant grades over considerable widths were intersected in all the holes, particularly holes MT-06-2, 4 and 5. The holes were drilled on a grid of approximately 25 metres. The following table summarizes the results obtained:

Hole	From (m)	To (m)	Core length (m)	%U3O8	lb/ton
MT-06-1	276.4	279.0	2.6	0.172	3.44

MT-06-2	285.4	303.6	18.2	0.74	14.80
including	285.4	297.2	11.8	0.91	18.20
	285.4	293.0	7.6	1.03	20.60

MT-06-3	264.0	270.0	6.0	0.056	1.12
	290.7	292.8	2.1	0.069	1.38

MT-06-4
Hangingwall	295.4	309.5	14.1	1.01	20.20
including	295.4	304.5	9.1	1.39	27.80
	299.3	304.5	5.2	2.01	40.20

Fault zone	317.5	321.0	3.5	1.47	29.40

MT-06-5
Hangingwall	301.3	312.6	11.3	1.33	26.60

Fault zone	319.5	321.4	1.9	1.19	23.80

The five holes were drilled in the vicinity of Hole AM-15, drilled by Uranerz Exploration Mining (“Uranerz”) in 1984, which intersected a grade of 0.95% over a thickness of 16 metres, representing 19 pounds per ton.

Drilling resumed on the Matoush property on June 16. This 10,000-metre phase consists of about 30 holes and targets the extension of the mineralized structures intersected in March and April 2006.

Given laboratory waiting times, a gamma spectral probe was brought onto the property to permit estimates of the uranium grades to be obtained pending receipt of chemical analyses of the samples.  Géophysique GPR International was hired to carry out spectral logging in the holes. Between July 1 and 4, holes MT-06-6, 7 and 8 were logged, as well as Hole MT-06-5, for which chemical analysis results are already available.

When the results of chemical analyses for Hole MT-06-5 and the spectral response were being correlated, major discrepancies were detected. This was due to inadequate instrument calibration, and prevented an acceptable estimate of the equivalent uranium grade from being made. Out of a concern for rigour, the instrument will be recalibrated, this time at SRC’s calibration site, for a range from 600 ppm to 4.45% U, which is closer to the grades seen on the Matoush property. Logging will resume as soon as calibration is completed.

On the Eclat property, Hole EC-06-1 was drilled 5.8 kilometres south of Hole AM-15, primarily in order to maintain certain claims in the area. The hole returned interesting results, with the structure intersected at a depth of 111 metres, or 76 metres vertical depth. While unmineralized, alteration typical of the structure was seen over a 10-metre section, particularly tourmaline, with the fault appearing strongly chloritized. This hole confirmed the presence of the Matoush structure over a distance of at least seven kilometres.

On the Mont-Laurier property, an airborne geophysical survey was conducted in June as planned. The radiometric, Mag and VLF survey was performed over a total of 885 line/kilometre on lines spaced at 100 m, between June 15 and 19. Preliminary interpretation of the survey shows the presence of anomalies, particularly in the northern part of the property, a previously under explored area.

In order to acquire uranium expertise, management has retained Dr. Roger Lainé as a technical advisor. Dr. Lainé, who has a Doctorate of Economic Geology from the University of Tucson in Arizona, has over 30 years of experience in mineral exploration across the globe. In particular, he worked for 14 years with Cogema, specifically in uranium exploration, including eight years as Vice President, Exploration for a Cogema subsidiary. He has visited and explored numerous types of uranium deposit and has acquired considerable expertise in this field.

On the financial front, management intensified its efforts to complete a major financing in the past quarter, in order to raise sufficient funds to aggressively explore the Company’s uranium properties, and the Matoush property in particular.

In order to enable the Company to focus its resources on uranium exploration, the Board of Directors decided to form a new entity, Cadiscor Resources Inc., and to transfer to it all of the Company’s assets related to gold exploration. The shareholders approved the transfer of Strateco’s gold assets to Cadiscor in consideration of 20,000,000 shares of Cadiscor shareholder at the annual and special meeting of shareholders. A preliminary prospectus for an initial public offering was then prepared, and was filed with the regulatory authorities on July 10. A listing application for Cadiscor shares was also filed with the TSX Venture Exchange. The financing is expected to close in early August. The 20,000,000 Cadiscor shares will be distributed to Strateco shareholders registered on the day preceding the listing of Cadiscor shares on the exchange.

A complete description of the transaction and of the wholly owned subsidiary of the Company now called since April 5, 2006 Cadiscor Resources Inc. has been disclosed in Form 8K dated June 22, 2006 and in the Management Information Circular produced with Form 8K as Exhibit 22.1.

For the period between April 1, 2006 and June 30, 2006, The Company conducted during that period exploration works of the issuer’s net offering proceeds on the Matoush property that amounted at $790,764 representing 9% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Matoush Property can be consulted in the preceding paragraphs. The exploration works on Eclat Property, amounted to $119,849, on Mont-Laurier Uranium amounted to $99,592 and Discovery project amounted to $44,089 and on Cameron project in the amount of $16,347 or each respectively for less than 5% of the net offering proceeds.

In the second quarter of 2006, two private placements were completed for a total of $9,350,000 and 8,200,000 shares were issued. In addition, 5,296,400 warrants were exercised for an amount of $1,138,752, as well as 1,419,500 stock options for an amount of $264,125 for a total amount of $10,752,877 as financing. Furthermore, 100,000 common shares at the price of $0.88 per share representing an amount of $88,000 were issued to Vija Ventures Corporation as partial counterpart of the acquisition of Eclat property.

Director’s fees

The Company paid to all Company’s directors for their presence to the Directors’ meetings fixed fees in the total amount of $4,000 for the period from April 1st, 2006 to June 30, 2006.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

a)

On June 20, 2006, the Annual Meeting of Shareholders was held in Montreal, at the Fairmount Reine Elizabeth Hotel. Notice of Annual Meeting of Shareholders and Management Information Circular dated May 10, 2006 with a Supplement of Information concerning Cadiscor Resources Inc. (“Cadiscor”) was incorporated by reference and was filed as Exhibit 22.1 of Form 8K dated June 22, 2006.

b)

At this meeting, Mr. Guy Hébert, Mr. Jean-Pierre Lachance, Mr. Claude Hubert, Mr. Robert Desjardins, Mr. Jean-Guy Masse and Mrs. Francine Bélanger were all re-elected as directors of the Company.

c)

The appointment of PETRIE RAYMOND, LLP as Auditors for the year ending December 31, 2006 on proposition of the Board of Directors and on recommendation of the audit committee was also submitted to the vote of shareholders on June 30, 2006.

d)

The shareholders also approved unanimously the transfer of Discovery and Montbray properties, fgold related properties to Cadiscor in exchange for a distribution to Strateco’ shareholders of 20,000,000 common shares of Cadiscor and the reimbursement from Cadiscor of payments made by Strateco to the acquisition of the Discovery Property and payment by Cadiscor of the balance of payment for the acquisition of a 100% interest in the Discovery property upon the terms and conditions fully described in the Management Information Circular with a Supplement of Information concerning Cadiscor.

e)

The shareholders approved unanimously the reduction of capital of Strateco of an amount corresponding to the value of $3,200,172 for the Discovery and Montbray properties to be transferred to Cadiscor.

f)

At the Annual Meeting, shareholders either in person or by proxy represented a total of 16,425,907 common shares. Each share represented one vote. The following table describes the number of votes cast for, against or withheld and the number of annulled votes as to each matter submitted to the shareholders:

Annual Meeting of Shareholders June 20, 2006	Votes cast for	Votes withheld	Votes annulled
Election of Directors	16,425,907	0	0
Appointment of Auditors	16,425,907	0	0
Approval of Strateco’s transfer of Discovery and Montbray properties to Cadiscor Resources Inc.	16,425,907	0	0
Approval of Strateco’s reduction of capital in the amount of $3,200,172	16,425,907	0	0

Item 5. Other information

There is no other information to report

Item 6. Exhibits

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

Yes, one dated June 22, 2006 concerning the approval of Strateco’ shareholders for the transfer of Property Discovery and Montbray to Cadiscor Resources Inc. in exchange of 20,000,000 common shares to Strateco that Strateco will distribute to its shareholders the eve of the listing of Cadiscor’s common shares on a Canadian exchange and the approval by the shareholders of reduction of capital of Strateco in the amount of $3,200,172.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date:

/s/ Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Office