Form 10QSB
period 2006-09-30
STRATECO RESOURCES INC
filed 2006-11-13
CIK 1178672

OMB APPROVAL

OMB Number: 3235-0416

Expires: March 31, 2007

Estimated average burden

hours per response . . . . . .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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

94,304,367 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]

 No [ X ]

_____________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending September 30, 2006 for the following reasons:

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

_____________________________________________________________________________________

PART II-OTHER INFORMATION

Item 1. Legal proceedings

As of September 30, 2006 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a)

The instruments defining the rights of the holders of common shares have not been modified during the period.

b)

The rights evidenced by the common shares have not been limited or modified during the period.

c)

During the period from July 1, 2006 to September 30, 2006, the Company has obtained new proceeds from the exercise of warrants and stock options in a total amount of $1,838,203. The Company spent a total of $1,043,677 deferred expenditures on properties and $0 on acquisition of properties. The Company transferred at costs gold related properties to Cadiscor Resources Inc., an affiliate for an amount of $3,425,172.

d)

From the flow-through proceeds in the amount of $1,288,200 obtained from the sale of flow-through common shares in private placements as fully described in Form 10-KSB for the year ending December 31, 2005 and Form 10 QSB for the periods ending March 31, 2006 and June 30, 2006 an amount of $0 of flow-though proceeds remain to be spent on exploration before December 31, 2006 at September 30, 2006.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holders.

Cadiscor Resources Inc. (“Cadiscor”), is a new company to which all the Company’s gold assets were to be transferred while the Company retained all uranium projects. The Company’s board of directors approved the distribution of 20,000,000 Cadiscor shares to shareholders of record of Strateco Resources Inc. at the close of the TSX Venture Exchange on August 23, 2006. The distribution was subject to the closing of an initial public offering (“IPO”) by Cadiscor.

The Cadiscor IPO closed on August 17, 2006. An amount of $6.6 million was subscribed for by an offering syndicate led by Dundee Securities Corporation and including Canaccord Capital Corporation and Haywood Securities Inc.

The TSX Venture Exchange has approved the listing of the Cadiscor common shares on August 18, 2006, at which time a total of 27,599,000 shares were issued and listed. Cadiscor shares have traded under the symbol CAO since the markets opened on August 21, 2006.

Strateco shareholders received approximately 0.213 Cadiscor share for each Strateco share held.

The strong performance of Strateco shares in the first quarter allowed the Company to maintain a strong financial position, as a result of the exercise of warrants for over $1.8 million. At the end of September 2006, the Company still had $10.7 million in liquidity.

Private placements in Canada and outside North America

During the third quarter, the Company did not realize any private or public financing other than financing by the exercise of stock options in the amount of $18,400 and the exercise of warrants for an amount of $1,819,803. The Company had already completed private placements exempted from registration in the United States, exercise of stock options and warrants on a nine-month period as fully discussed in the Forms 10Q-SB for the period ending March 31, 2006 and June 30, 2006 for a total amount of $14,383,264 at September 30, 2006. Of these amounts, the Company grossed net proceeds in the approximate amount of $13,369,605.

Exploration works and use of proceeds on Exploration

Exploration work on the Matoush uranium property, located in the Otish Mountains and wholly-owned by Strateco, intensified in the third quarter of 2006. Work consisted mainly of drilling, a helicopter-borne radiometry survey and prospecting.

As mentioned in the last quarterly report, after being temporarily suspended during the spring thaw, drilling resumed on June 16th. It has continued uninterrupted ever since. In additional to holes MT-06-6, 7 and 8 totalling 1,101 metres drilled between June 16th and July 4th, 14 holes totalling 5,300 metres were completed between July 5th and October 3rd, namely holes MT-06-9 to MT-06-22.

In February 2006, the Company planned a 10,000-metre program of drilling in about 30 holes by a single drill. Due to the high quality of the results obtained and the exploration potential of the Matoush property, the drilling program will continue until December 2006 with two drills and a program of approximately 30,000 metres, for about 80 additional holes.

This phase of drilling is aimed primarily at the extensions of the mineralized structures intersected in the spring of 2006 in holes MT-06-1 to MT-06-5, in the vicinity of Hole AM-15 drilled in 1984 by Uranerz Exploration and Mining (“Uranerz”) (16-metre intersection grading 0.95% U3O8 representing 19 lbs per tonne). High values were intersected over notable widths, in holes MT-06-4 (1.01% U3O8 over 14.1 metres, or 20 lbs per tonne) and MT-06-5 (1.54% U3O8 over 9.5 metres, or 31 lbs per tonne), among others.

Holes MT-06-1 to MT-06-16 were drilled on a grid of about 25 metres covering a lateral distance of 170 metres along the mineralized structure. A grid of about 100 metres was used for later holes, except Hole MT-06-17, which targeted the lower ACF facies at a vertical depth of 380 metres. Holes MT-06-18 to MT-06-21 lie in the northern extension of the AM-15 zone, and Hole MT-06-21 is located at 380 metres north of AM-15.

Chemical analysis results were received from the Saskatchewan Research Council (“SRC”) laboratories for four holes: MT-06-6, 7, 8 and 10. The most significant of these is Hole MT-06-10, which had a pierce point of entry 25 metres north of AM-15 and cut a 10.5-metre mineralized section with a weighted average grade of 1.12% U3O8 (22.4 lbs per ton). This intersection includes high-grade sections of 2.36% U3O8 over 2.5 metres and 5.96% U3O8 over 0.70 metres.

Hole MT-06-6, which intersected the Matoush fault at the CBF facies (below the host ACF facies), returned a 0.4-metre section grading 0.10% U3O8.

Hole MT-06-7 returned a grade of 0.34% U3O8 over 11 metres (302.5 metres to 313.5 metres), including 0.59% U3O8 over 5.5 metres from 302.5 to 308 metres depth. The pierce point for this hole lies 10 metres north and 8 metres above that of Hole MT-06-5.

Hole MT-06-8, whose pierce point was also at the CBF facies at the same elevation as Hole MT-06-6 (-265 vertical metres), 40 metres to the south, returned values of 0.22% U3O8 over 7 metres from a depth of 334.5 to 341.5 metres.

At the end of September, chemical analysis results for holes MT-06-9, 11, 12, 13 and 14 were still pending due to substantial laboratory backlog. Judging by core radiometry and interval size, holes MT-06-9 and 11 appear to be of higher grade. The mineralized zone was in fact intersected over an average width of six metres and with a maximum radiometry of between 11,200 and 22,000 cps.

Hole MT-06-17 intersected the fault in the lower ACF facies, at a vertical depth of 385 metres. Radiometry of the core showed up to 200 cps, with less alteration than in the upper facies (-225 metres).

Drilling continues at 100-metre spacings in the northern extension of the AM-15 zone to locate new mineralized zones along the ACF facies, which could be up seven kilometres long. To date, the mineralized zone has been traced over a length of more than 160 metres and a vertical height of about 60 metres in the host ACF facies.

Of the other holes drilled in the northern extension of Hole AM-15 for which chemical analysis results are still pending, Hole MT-06-18 also looks promising. Located 160 metres north of AM-15 and 105 metres north of AM-16, it intersected a mineralized section strongly altered in tourmaline over nearly 10 metres, with a cps of up to 3,400 in the fault zone.

Related exploration work on the Matoush property in the past quarter included the helicopter-borne radiometry, magnetic and electromagnetic survey. This survey was carried out as planned between August 16th and 25th, and covered most of the surface of the Matoush project, for a total of 1,417 lines/km. While the final results are expected only during early November, preliminary results indicated the presence of over 25 targets in four distinct areas. These targets could correspond to uranium mineralization sites and/or to erratic radioactive blocks transported by the glaciers.

A team of four prospectors from Exploration Sans Frontières of Sept-Îles was mobilized early in September to carry out prospecting on the radiometry anomalies, trenching on the Matoush structure and sampling. A helicopter arrived on the property on September 20th to transport the prospecting and linecutting teams.

Despite poor weather that limited helicopter use, prospecting of the radiometry anomalies took place. Eight targets in the vicinity of the camp were visited. A site about 1.5 kilometres south of the camp, near line 45S, is of particular interest. This area shows numerous sub-angular sandstone blocks with fuschite alteration typical of the Matoush project uranium zones, as well as repeated high radiometry values of up to 20,000 to 30,000 cps. Additional prospecting work will be done to identify the source of these blocks.

A total of 103 radon detectors were installed in the field in September, positioned to cross the Matoush structure on lines 15S, 20S, 25S (based on the June survey) and 50S. Detectors were also installed near trenches #1 and #2. The detectors will be recovered in October, and the results should be available by early November.

Prospecting of an Alphatrack anomaly site from the June survey (lines 45S, station 3+25E to 4+00E) revealed the proximity of several sandstone blocks with high radioactivity and typical fuschite alteration. These blocks are part of a stripe seen on the airborne survey (anomaly 16D). This area merits additional work.

Prospecting was done on Strateco’s wholly-owned Mont-Laurier property to follow up on the helicopter-borne radiometry and magnetometry survey performed in June 2006. The 885-kilometre survey covered the entire 4,710-hectare property.

The radiometry anomalies, particularly the uranium anomalies, are mainly concentrated along a 200- to 1,000-metre wide, northeast-striking band that crosses the entire property. This band of anomalies covers a distance of over 14 kilometres. The two most strongly anomalous areas are in the north and south of the property, in the southern extension of the Tom Dick showing on the adjacent property belonging to Nova Uranium, and the Lac Hanson area, where a (non-43-101 compliant) resource of 544,000 tonnes grading 0.075% U3O8  was reported during work carried out in the 1970s.

The exploration conducted in August 2006, which consisted primarily of prospecting with scintillometry, located the zones of high radioactivity (many times the background level) for the Tom Dick South, Hanson West and Hanson Centre areas. Some of the readings were over 10,000 cps.

Local outcrop spectrometry measurements (GR-135 spectrometer) confirmed the presence of uranium in association with the target helicopter-borne anomalies. On Tom Dick South, for instance, on an outcrop containing white pegmatite, the unit known to host uranium mineralization showed readings of 1,800 to 2,500 cps. On Hanson West, readings of 2,000 to 10,250 cps were recorded, and on Hanson Centre, 4,800 cps.

A first visit of the Matoush property also took place on September 12th, attended by mining analysts, brokers and a representative of the Northern Miner, to inform the financial community of the quality of the Matoush property.

For the period between July 1, 2006 and September 30, 2006, The Company conducted during that period exploration works of the issuer’s net offering proceeds on the Matoush property that amounted at $995 906 representing 7.44% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Matoush Property can be consulted in the preceding paragraphs. The exploration works on Eclat Property, amounted to $14,372 and on Mont-Laurier Uranium amounted to $29,590 or each respectively for less than 5% of the net offering proceeds. Amounts spent on exploration work on Discovery project in the amount of $47,567 and on Cameron project in the amount of $16,679 have been written off as a result of the transfer at costs of these two properties to Cadiscor Resources Inc.

Director’s fees

The Company paid to all Company’s directors except Mr. Guy Hébert and Mr. Jean-Pierre Lachance for their presence to the Directors’ meetings fixed fees in the total amount of $4,600 for the period from July 1st, 2006 to September 30, 2006.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Security Holders during the period.

Item 5. Other information

There is no other information to report

Item 6. Exhibits

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

Yes, one dated August 21, 2006 concerning the Material Definitive Agreement for the sale of Property Discovery and Montbray to Cadiscor Resources Inc. (Cadiscor) since Cadiscor did realize an Initial public offering of $6,599,000 on August, 17, 2006, Cadiscor was listed on a Canadian Stock Exchange on August 21, 2006, Cadiscor reimbursed the Company $225,000 that had been paid to GéoNova Explorations Inc. by the Company and Cadiscor issued to the Company 20,000,000 shares for the value of Discovery property in the amount of $3,200,712.

This Form 8K also announced the dates in August 2006 for the closing of register to fix the ratio of distribution and the list of shareholders eligible to the distribution and the date of distribution by the Company of 20,000,000 Cadiscor shares to its shareholders as of August 23, 2006. This distribution became effective since the shareholders had approved the reduction of capital of the Company at the Annual Assembly for the value of the properties sold to Cadiscor, in consideration of this distribution.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date: November 8, 2006

/s/ Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer