Form 10KSB/A
period 2005-12-31
STRATECO RESOURCES INC
filed 2007-03-19
CIK 1178672

10KSB/A2  form10ksb.htm FORM 10-KSB

OMB Number: 3235-0420

Expires: March 31, 2007

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A2

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be file by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ¨ No ¨

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 70,712,591 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part II

Item 7: Financial Statements of an exploration stage company

The Company, an exploration stage company, incorporates for reference to the present document the Strateco Resources Inc. consolidated audited financial statements for the fiscal year ending December 31, 2005 and audited financial statements for the fiscal year ending December 31, 2004 that include U.S. GAAP reconciliation. These financial statements follow the signature page of the present document.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

PART 1

Item 1  Business.

In 2005, wanting to diversify its property portfolio and increase shareholder value, the Company positioned itself in the uranium market. The Company also continued to explore its Discovery and Cameron gold projects.

The Company wants to precise that it is an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of the properties and further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

In all, the Company incurred $632,314 in exploration expenses in 2005, distributed as follows: $257,734 on Discovery, $156,217 on Cameron, $186,236 on Matoush and $21,927 on Mont-Laurier Uranium, as well as $10,200 on other properties.

Exploration on the Discovery and Cameron gold projects consisted essentially of drilling. On Discovery, a total of 1,964 metres were drilled in four holes in early 2005. The purpose of this program was to test the gold potential to the west of the diabase dike located in the northwest extension of the Discovery zone. This portion of the Discovery structure remained virtually unexplored. Three structures were identified. No significant gold values were intersected, and the intensity of the hydrothermal system, or more precisely, the quartz-ankerite alteration and sulfide content, appears to diminish to the west of the diabase dike. However, the potential to increase the resources of the Discovery zone, particularly at depth, where the East and West zones remain open below the -700 metre level, with strong alteration and high sulfide content.  The same is true nearer surface, between the -300 and -500 metre levels on the 600E and 1200 E sectors, where the vertical extensions have not been explored, as well as in the portion centered on the 4+00 East section in the extension of the East lens, which is richest in gold.

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

The results of exploration conducted by Uranerz Exploration and Mining (“Uranerz”) in the early 1980s, before uranium prices tumbled, indicate that the Matoush property has good potential. Uranerz only explored a 900-metre section of the Matoush structure, which has been traced over 3,900 metres on this property. This exploration work included holes drilled at a spacing of about 200 metres.  . Drill targets have already been identified.

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

Item 2: Properties.

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

The Discovery property is located at the North center of the Archean (2750-2698 Ma) Abitibi Greenstone Belt, a Subprovince of the Superior Province. The geological units form the Discovery area belong to the monocyclic volcanic segment of the “northern Volcanic Zone”, more precisely to the Vezza-Bruneau volcano-sedimentary belt (Dussault, 1990; Dussault et Joly, 1991) , at the south-eastern extremity of the Harricana-Turgeon furrow (Lacroix, 1989). The general metamorphism degree is to greenschist facies.

The host rock for the gold mineralization is a multi-phase gabbro sill at the assemblage top of the Southern Volcanites at 50 to 100 meters from the contact with the Taïbi Group sediments. The gabbro has a relatively steady thickness of approximately 60 meters in the western part of the Discovery Zone and gradually enlarges south-easterly.

The mineralization of the Discovery project is hosted within 10-50 m thick heterogeneous shear zone (mylonites) affecting a gabbro sill. The gold bearing shear zone, oriented N1200- 1300 with 800-900 dip, is sub-parallel to a gabbro  sill and can be traced over 5 km; the known gold deposits being found in a 2.6 kilometres long section of the shear, which is noteworthy located in a highly magnetite-rich (northern side) sub-unit of the gabbro sill.

Three zoned mineral alteration facies are recognized around the core of gold mineralization in the shear. Only the highly ankeritic altered schistose rocks with quartz – albite - -biotite – pyrrhotite - -pyrite ± magnetite are economically gold-bearing.

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

Wildcat hole BD-03-76, drilled 600 metres to the east of the East lens on an unexplored section of the property led to the discovery of the 600 sector. Three mineralized lenses were intersected, two of which returned interesting results.

Table 3

2003 Drilling Results

Drill Hole	Section	Station	Az (UTM)	Dip	Length (m)	Results					
						zone	from	to	g/t Au	length	true width
BD-03-67B	wedge at 222 m in BD-02-67A				229.0	East	417.45	418.40	21.43	0.95	0.6
							420.55	425.05	10.26	4.50	2.7
BD-03-68	0+00 W	3+00 N	223°	-69.0°	570.0	East	518.50	525.00	0.41	6.50	2.1
BD-03-68A	wedge at 209 m in BD-03-68				109.0	wedging abandoned at 318.0 m					
BD-03-68B	wedge at 197 m in BD-03-68				322.0	East	462.55	469.55	2.68	7.00	2.9
						dip	463.25	466.50	4.23	3.25	1.4
BD-03-69	0+00 W	3+25 N	223°	-60.0°	475.0	Est 2	351.90	362.55	1.43	10.65	5.6
BD-03-70	1+25 W	3+05 N	223°	-60.0°	87.0	abandoned due to too much deviation					
BD-03-70A	1+25 W	3+07 N	223°	-62.0°	518.5	East	410.15	411.05	12.66	0.90	0.6
							414.25	415.80	6.03	1.55	1.0
BD-03-71	0+50 E	3+30 N	212.5°	-65.0°	485.0	East 2	390.00	396.30	2.24	6.30	3.1
						dip	390.00	392.00	4.62	2.00	1.0
BD-03-72	1+25 W	3+09 N	223°	-70.0°	583.5	East	548.25	552.10	0.71	3.85	1.9
BD-03-72A	wedge at 287 m in BD-03-72				46.0	wedging abandoned at 333.0 m					
BD-03-73	1+00 W	3+50 N	224°	-65.0°	594.0	East	518.35	536.55	1.41	18.20	10.4
BD-03-73A	wedge at 295 m in BD-03-73				305.0	East	502.85	508.05	1.82	5.20	3.2
							519.90	525.75	2.24	5.85	3.7
							555.40	561.60	1.68	6.20	4.0
BD-03-74	0+50 W	4+75 N	224°	-65.0°	900.5	East	844.10	852.75	1.82	8.65	5.0
						dip	847.80	852.75	2.35	4.95	2.9
BD-03-75	3+00 E	3+75 N	212.5°	-65.0°	789.5		577.00	578.75	0.00	1.75	
BD-03-76	6+00 E	3+50 N	212.5°	-65.0°	627.0		470.35	472.10	7.00	1.75	1.2
							543.85	546.05	6.09	2.20	1.5
B-03-98	7+00 W	1+40 N	223°	-60.0°	277.0	West	224.15	226.35	4.87	2.20	1.1
							229.50	233.80	8.99	4.30	2.2
B-03-99	7+50 W	2+80 N	223°	-70.0°	660.0	West	612.65	614.15	2.74	1.50	1.1
B-03-99A	wedge at 300 m in B-03-99				324.0	West	611.20	613.30	1.03	2.10	1.4
B-03-99B	wedge at 261 m in B-03-99				363.0	West	564.10	567.30	1.87	3.20	2.4
							574.55	586.40	1.32	11.85	8.9

Table 3 (continued)

2003 Drilling Results

Drill Hole	Section	Station	Az (UTM)	Dip	Length (m)	Results					
						zone	from	to	g/t Au	length	true width
B-03-100	8+00 W	3+25 N	219°	-60 0°	579.0	West	514.05	517.05	3.61	3.00	2.2
							519.70	523.35	3.37	3.65	2.7
						dip	520.70	521.60	6.17	0.90	0.7
							526.50	534.45	3.14	7.95	5.9
						dip	527.25	530.20	5.54	2.95	2.2
							550.65	551.40	4.47	0.75	0.6
B-03-100A	wedge at 163 m in B-03-100				434.5	West	536.65	542.50	1.68	5.5	4.2
							542.50	551.80	5.98	9.30	6.7
						dip	542.50	547.50	8.99	5.00	3.6
B-03-101	7++00 W	4+00 N	223°	-65.5°	794.5	West	688.50	695.20	2.80	6.70	4.7
B-03-101A	wedge at 378 m in B-03-101				42.5	abandoned due to too much deviation					
B-03-101B	wedge at 296 m in B-03-101				472.0	West	702.80	707.30	2.03	4.50	3.1
							712.90	714.85	5.77	1.95	1.4
							716.05	720.70	1.10	4.65	3.2
B-03-102	3+00 W	3+50 N	223°	-65.0°	666.0		582.00	587.10	0.91	5.10	2.8
			Total		11,254.0

In October 2003, SRK performed a new resource estimate using geostatistical methods. The estimate was prepared in compliance with Canadian National Instrument 43-101 and was preceded by a detailed review of the entire database.

SRK estimated the mineral resource of the Discovery Zone using a total of 198 holes representing 10,425 metres of drilling.

Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Resources. This section uses the terms “measured” and “indicated resources”. We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

Cautionary Note to U.S. Investors concerning estimates of Inferred Resources. This section uses the term “inferred resources.” We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. “Inferred resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an Inferred Mineral Resource will ever be upgraded to a higher category. Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. U.S. investors are cautioned not to assume that part or all of an inferred resource exists, or is economically or legally minable.

RESOURCES	TONNES	GRADE (g/t Au)

Inferred	1,660,517	4.31
Indicated	276,209	4.94

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

Two holes and a wedge were drilled for a total of 1,682 metres on the new 600 sector identified in the fall of 2003. These holes were drilled to test a new model based on the intersection of northeast trending striking cross-faults. Several displacements of the gabbro sill (host of the Discovery gold mineralization) by the northeast-striking faults were revealed at regular spacings of about 600 metres. Three of these displacements coincide with the location of the East and West lenses of the Discovery Zone and a high-grade lens on section 1200E. Another large displacement is centred on the 600 sector. The holes drilled on this section returned encouraging gold intersections from structures A and B.

Table 2

2004 Drilling Results

Drill Hole	Section	Station	Az (UTM)	Dip	Length (m)	Results					
						zone	from	to	g/t Au	length	true width
BD-04-77	0+35 W	3+50 N	223.5°	-65.0°	61.0	abandoned due to too much deviation					
BD-04-77A	0+35 W	3+50 N	226.3°	-66.3°	561.0	Est	477.35	490.70	4.89	13.35	8.0
						dip	486.55	490.70	7.41	4.15	2.5
							492.35	493.20	13.08	0.85	0.5
							503.05	504.10	5.10	1.05	0.6
BD-04-77B	wedge at 297.4 m in BD-04-77A				208.0	Est	473.00	483.30	10.76	10.10	6.7
							486.95	489.35	5.00	2.40	1.6
							499.65	500.70	4.15	1.05	0.7
BD-04-77C	wedge at 240.6 m in BD-04-77A				234.0	Est	453.15	462.20	5.21	9.05	6.8
						dip	455.90	462.20	6.68	6.30	4.8
BD-07-74A	wedge at 397.4 m in BD-03-74				424.0	Est	772.40	773.20	0.03	0.80	0.5
						A	810.90	815.05	0.17	4.15	2.8
BD-04-78	6+00 E	4+00 N	212.2°	-64.6°	603.0		423.15	423.85	8.54	0.70	0.5
						B	492.15	493.90	2.31	1.75	1.4
						A	584.40	589.05	0.84	4.65	4.0
BD-04-79	6+50 E	4+80 N	212.4°	-65.5°	816.0	B	644.85	646.60	2.90	1.75	1.2
						A	731.25	734.65	2.97	3.40	2.4
						dip	732.95	734.65	4.61	1.70	1.2
BD-04-79A	wedge at 462.3 m in BD-03-79				263.0	B	638.90	640.15	5.12	1.25	1.0
						A	706.90	709.65	5.15	2.75	2.3
BD-04-80	5+50E	5+25 N	212.0°	-65.0°	70.0	abandoned due to too much deviation					
BD-04-80A	5+50E	5+25 N	210.2°	-67.3°	932.0	A	827.65	828.75	NIL		
BD-04-80B	wedge at 620 m in BD-03-80A				272.0	A	825.80	826.75	0.20	0.95	
			Total		**4,444.0**

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

Cameron Project

Location and Access

The Cameron project lies adjacent to the Discovery project in Bruneau and Desjardins townships, about 45 kilometres northwest of Lebel-sur-Quévillon, Québec in Canada as shown on the map entitled “Location of the Cameron Project”

Mining Claims

The Cameron project consists of 59 contiguous mining claims covering an area of 1,759 hectares. All the claims are registered to GéoNova.

Claim Status

From a total of fifty-nine (59) claims forming the property, twenty-eight (28) mineral claims were acquired by map staking in December 2002; another twenty-seven (27) claims were acquired by field staking in March 2003; and four (4) other claims were transferred from the Desjardins and Borduas-Martel properties and are subject to the following encumbrances. One claim from the Desjardins property (#4569022) is subject to a three (3) percent net smelter return (“NSR”) payable to Homestake Canada Inc. The three (3) claims transferred from the Borduas-Martel property (#4358671, #4358672 and #4358673) are subject to a royalty equal to the greater of two (2) percent NSR or (Cans 1.00) per tonne for any mineral substance processed and/or sold payable to Messrs. Bernard Borduas and Jean-Jacques Martel. All other claims are free of any encumbrances.

Under the terms of an Option and Joint Venture Agreement (Agreement) executed on October 8, 2002 between Strateco, GéoNova and Campbell, Strateco has the right to acquire a fifty (50) percent interest in the Discovery project from GéoNova providing that Strateco incurs Can$4.5 million in exploration expenditures over four (4) years (including Can$750,000 the first year) and issues to GéoNova 600,000 shares of Strateco over three years. On September 3, 2003, the original Agreement between Strateco, GéoNova and Campbell was amended to include the new Cameron claims. In addition, the option agreement was modified to include all exploration expenditures on the Cameron claims and other expenditures to maintain the claims in good standing or acquire further claims in the project area as “Expenditures”. As a result, the recorded ownership of the claims will be transferred to GéoNova. The transfer request has been filed with MRNQ on September 8, 2003.

At the end of August 2005, Strateco had issued to GéoNova all the required shares (600,000). Since 2002, Strateco has financed exploration expenditures amounting to Can$2.3 million on the Discovery and Can$0.7 million Cameron projects. By way of an amendment letter dated September 14, 2005, GéoNova has agreed to extend the period to the end of March 2006 without conditions.

In February 2006, Strateco has signed a letter of intent with Géonova to acquire the remaining 50% of interest in the properties, Cameron and Discovery, for an amount of $500,000, $1,000,000 in common shares or $1,000,000 to be paid in cash no later than August 30, 2006 and a 2% NSR royalty on all the property claims. The royalty is redeemable for $1,000,000.

As of May 2006, all mineral titles of the Cameron Property are in good standing as indicated on the Quebec Government mineral title registry. There are no land claim issues or ownership disputes pending with the Property.

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

This deformation zone is affected by a ferrous carbonate alteration and contains 2-10% quartz-ankerite veins and 1-3% pyrite throughout. There are several zones of more intense deformation and alteration that returned anomalous gold values. A magnetic gabbro similar to that which hosts the Discovery mineralization flanks the deformation zone to the south. The ferrous carbonate alteration, the presence of quartz-ankerite veins and the anomalous gold values all indicate a gold-bearing hydrothermal system.

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

This unexplored area was the focus of the first three holes drilled during the 2,500-metre program initiated on December 6, 2005. In all, 10 holes were drilled for a total of 2,547 metres. The holes intersected the Cameron structure at vertical depths of between -100 and -290 metres with anomalous gold values for most of the holes.

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

Management is presently planning an exploration program for the summer of 2006.. Planned for early June 2006, the survey will be performed using a Cessna 404 Titan II, a plane that has been used before with good success in this type of survey. The lines would be spaced at 100 metres for the 1,250 line-km survey. The survey will be flown at an altitude of 100 to 120 metres above ground.

The survey will be immediately followed by exploration on the top-priority anomalies identified. Initial work will consist of a ground scintillometry survey, stripping, blasting and sampling. This work will be followed by a drilling program.

Management plans to concentrate its efforts on the central-north portion of the property along a previously under-explored eight-kilometre section of this promising property.

Matoush Project

Location and Access

The Matoush property is located in the Otish Mountains in northern Quebec, about 300 kilometres north of Chibougamau. The property is accessible by helicopter, and by the Eastmain winter road, which runs seven kilometres to the west of the property.

Strateco Resources Inc.

N
OTISH MOUNTAINS
MATOUSH
& ECLAT
109
Albanel
Mistassini
Lake
QUENONISCA
ONTARIO
QUEBEC
DISCOVERY
Chibougamau
Chapais
Matagami
113
MONTBRAY
CAMERON
167
Lebel-sur-
Quevillon
La Sarre
Amos
Matheson
Kirkland
Lake
Rouyn-
Noranda
Val-d'Or
Quebec
101
117
Ville-Marie
Québec
Montreal
MONT-LAURIER
URANIUM
Temiscaming
Mont-
Laurier
0
50 km
North Bay

PROJECT LOCATION

★ Active 2006 Projects ★ Other Projects

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

The property lies in the southern extension of the Matoush structure, which was traced by Uranerz over 3,900 metres using ground VLF surveys conducted in the early 1980s. The holes drilled by Uranerz clearly showed good uranium potential.

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

Drill Hole	Localisation (m)		Lenght (m)	Results
	From:	To:
1187-97-01	116.6	118.1	1.5	0.12% Zn
	136.1	137.6	1.5	0.16% Zn
1187-97-02	110.5	111.1	0.6	0.15% Zn, 0.16 g/t Ag
	113.5	114.4	0.9	0.28% Zn, 2.4 g/t Ag
	120.4	124.9	4.5	0.20% Zn, 1.2 g/t Ag
1187-97-03	37.5	38.7	1.2	0.25% Zn, 1.9 g/t Ag
	65.1	72.3	7.2	0.18% Zn, 2.6 g/t Ag
	including
	68.1	69.6	1.5	0.26% Zu, 3.5 g/t Ag, 0.12% Cu

1187-97-04	96.3	98.8	2.5	0.34% Zn, 6.0 g/t Ag, 0.17% Pb
	102.4	103.5	1.1	0.32% Zn, 5.9 g/t Ag, 0.57% Pb
	112.0	113.5	1.5	0.21% Zn, 3.0 g/t Ag, 0.13% Pb
	120.8	123.8	3.0	0.19% Zn, 2.3 g/t Ag, 0.12% Pb
1187-97-05	79.4	83.2	3.8	1.08% Za, 7.5 g/t Ag, 0.44% Pb
including	81.0	81.9	0.9	2.00% Zn, 7.0 g/t Ag, 0.53% Pb
1187-97-06	No significant value
1187-97-07	60.9	61.5	0.6	6.58 g/t Au
1187-97-08	22.1	22.8	0.7	0.48 g/tAu

In 1999, SOQUEM carried out a linear 19.6 line-kilometre magnetometer and Max-Min survey on the Montagnes-Nord grid. Various conductors were detected by this survey.

In the fall of 2000, SOQUEM conducted a 1,050-metre, eight-hole drilling program in order to test the best conductors detected in 1999. Numerous sections of mineralized cherts were intersected. Several lenses of pyrrhotite-rich massive sulfides were identified. The Company contributed 50% of the total $201,173 program cost for 2000.

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

Matheson
388
ONTARIO
QUÉBEC
La Sarre
Duparquet
393
Macamic
N
Lac Duparquet
101
Rivière Kanasuta
PROPRIÉTÉ MONTBRAY
Lac Dufault
Lac Dasserat
Rouyn-Noranda
Évain
Val d'Or
117
Virginiatown
117
101
Ville-Marie
QUEBEC
LABRADOR
RESSOURCES STRATECO INC.
PROPRIÉTÉ MONTBRAY
Localisation et Accès
Échelle 1 : 250 000
0 2.5 5.0 7.5 km.
Figure 2
(MONR0001.DWG)

In 1996, Altavista conducted detailed geological mapping and stripping, leading to the discovery of two networks of gold veins, the Tarsac and St-Martin showings, and confirming the existence of a third network, the Montbray showing.. Nine holes drilled shortly thereafter confirmed the extension of the Montbray showing at depth and laterally, as well as the extension of the Tarsac showing at depth and to the north..

During the fall of 2000, the Company carried out an induced polarization survey followed by a 683-metre, four-hole drilling program to test the eastern extension of the gold-bearing structure identified on the adjacent Agnico-Eagle property.

The Montbray property mining claims were renewed in 2004. The Company did not carry out any significant work on the property since 2001.

Item 3:  Legal proceedings.

There are no legal proceedings pending against the Company.

Item 4: Submission of Matters to a Vote of Security Holders.

There were no new matters submitted to a Vote of Security Holders since the filing of Form 10-QSB as of September 30, 2005

PART 11

Item 5:

Market for Registrant’s Common Equity and Related Stockholder Matters

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

Date of offering in Canada and foreign countries (8)	Offering	Amount of offering	Number of shares	Price per share/Units	Number of warrants to purchase shares	Price of exercise of warrants	Dates of expiry
11- 22- 05 (1)	(1) accredited investor	$125,000	1,136,364 common shares	$0.11	N/A	N/A	N/A
11- 29-05 (2) (1st closing) and 12- 23- 05 (2) (2nd closing)	(90) Accredited investors,	$788,200	5,630,000 flow-through common shares	$0.14
		$197,050	1,970,500 common shares	$0.10	2,815,000	$0.18	12-27- 06
12- 23-05 (3)	(1) Accredited investor	$100,000	1,000,000 common shares	$0.10	500,000	$0.16	06-22- 08
12-30-05 (4)	(3) Accredited investors	$500,000	3,448,274 flow-through common shares	$0.145	3,448,274	$0.20	12-29-07
						$0.25	12-29-08
Total for year 2005	Privates placements in Quebec and Ontario, Canada	$1,710,250	4,106,864 common shares		6,763,274 warrants
			8,978,274 flow-through common shares
01-18- 06 (5)	(2) Accredited investors	$210,000	1,500,000 common shares	$0.14	1,500,000	$0.20	01-17-08
02-09-06 (6)	(33) Accredited investors	$1,200,000	6,000,000 common shares	$0.20 per unit	6,000,000	$0.26	02-08-08
	Quest Securities Corporation				1 broker warrant (7)	$0.20 per broker unit	02-08-08
From 01-01-06-to 02-22-06	TOTAL	$1,410,000	7,500,000 common shares		7,500,000 warrants and 1 broker warrant

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

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Risks and Uncertainties

Exploration and Mining

The Company is at an exploration stage. Exploration and mining activities are subject to a high level of risk. Few exploration properties reach the production stage. Unusual or unexpected formations, fires, power failures, labour conflicts, floods, rockbursts, subsidence, landslides and the inability to locate the appropriate or adequate manpower, machinery or equipment are all risks associated with mining activities and the execution of exploration programs.

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

The probability of an individual prospect ever having reserves that meet the requirements of Industry Guide 7 is extremely remote in all probability the properties do not contain any reserves and any funds spent on exploration will probably be lost.

Even if the Company completes the current exploration program and it is successful in identifying a mineral deposit, the Company will have to spend substantial funds on further drilling and engineering studies before the Company knows if it has  a commercially viable mineral deposit, a reserve.

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

(c) Off-balance sheet arrangements.

None

Item 7  Financial Statements of an exploration stage company

The Company, an exploration stage company incorporates by reference to the present document the Strateco Resources Inc. consolidated audited financial statements for the fiscal year ending December 31, 2005 prepared in accordance with generally accepted accounting principles in Canada which include a U.S. GAAP reconciliation. These financial statements follow the page signature of the present document.

Item 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

3.

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

Item 8A Controls and Procedures

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

Item 10 Executive Compensation.

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

Services related to the Company rendered by Messrs. Guy Hébert and Jean-Pierre Lachance, Company's executive officers, are paid by BBH Géo-Management Inc:

Name and Position (a)	Year (b)	Annual Remuneration (1)			Long-Term Compensation			All Other Compensation $ (i)
					AWARDS		Payouts
		Salary $ ©	Bonus $ (d)	Other Annual Compensation $ (e)	Securities Under Options/ SAR Granted (#) (f)	Restricted Shares or Restricted Share Units $ (g)	LTIP Payouts $ (h)
Guy Hébert, Chief Executive Officer	2005	--	--	--	--/ --	--	--	--
	2004	--	--	--	--/ --	--	--	--
	2003	--	--	--	--/ --	--	--	--
Jean-Pierre Lachance Executive Vice-President	2005	--	--	--	--/ --	--	--	--
	2004	--	--	--	--/ --	--	--	--
	2003	--	--	--	--/ --	--	--	--

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

Item 11  Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

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

1	2	3	4
Title of class	Name and Position with the Company	Number of Common Shares of the Company Beneficially Owned or Directly/Indirectly Controlled (1) (4) (6)	Percentage of Issued Share Capital (5)
Common shares, escrowed shares, stock options to purchase common shares. common shares indirectly controlled and warrants to purchase shares indirectly controlled.	GUY HEBERT(8) 595 Marie-Victorin Boucherville, Quebec, Canada J4B 1X4 President & Director 2000	5,686,114 (2) (5)	8.04%
Common shares, escrowed shares and stock options to purchase common shares	JEAN-PIERRE LACHANCE,(8) 5146 Nantel St-Hubert, Québec J3Y 2Y4 Executive Vice President and Director 2000	839,250(3)	1.18%
Common shares and stock options to purchase common shares	CLAUDE HUBERT,(8)(9) 29 De la Rochelle Ste-Julie, Quebec, Canada J3E 3E9 Director 2000	200,000	0.28%
Common shares and stock options to purchase common shares	JEAN-GUY MASSE,(8)(9) 775 Chemin Markham Montreal, Quebec, Canada H3P 3A6 Director 2000	158,000	0.22%
Common shares and stock options to purchase common shares	ROBERT DESJARDINS,(8)(9) 236, Notre-Dame, apt. # 5 Repentigny, Quebec, Canada J6A 2R6 Director 2001	500,000	0.70%
Common shares and stock options to purchase common shares	FRANCHINE BELANGER,(8)(9) 260, de Normandie, Boucherville, Quebec, Canada J4B 8C2 Director 2000 to October 2001 and from June 2002	175,500	0.25%
Common shares and stock options to purchase common shares	HENRI LANCTOT,(8) 247, Trenton ave., Montreal, Quebec, Canada H3P 1Z8 Corporate secretary	125,375	0.18%
Total Common shares, escrowed shares and stock options to purchase common shares		7,684,239	11%

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

Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a) Exhibits

31. Certifications

32. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K.

None

Item 14 Changes in Registrants’ Certifying Accountant

On May 12, 2004, the Company has not renew the mandate of the previous auditors, KPMG, LLP and has engaged PETRIE RAYMOND, LLP, Chartered Accountants, 255, East Crémazie blvd., suite 1000, Montreal, Québec, H2M 1N2 as new corporate auditors for the financial exercise ending on December 31, 2004 and December 31, 2005

Item 14.

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

Services provided by the new principal accountant PETRIE RAYMOND, LLP, Chartered Accountants, since May 12, 2004 for the review of quarterly filings for the periods ending June 30th and September 30th, 2004 and annual reports at December 31, 2004 amounted were given approximately at December 31, 2004 for the amount of $13,800 and this amount has been adjusted during the exercise of 2005 to $18,300. For the year 2005, services provided by Petrie Raymond LLP concerning the quarterly filings of March, June and September 2005 amounted to $8,350 and the Company estimates the fees to be paid for the annual report filings to $15,000.

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

 An exploration stage company

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

Limited Liability Partnership

Chartered Accountants

Montréal, Canada

Date: February 22, 2006

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Balance Sheets

Statements of Deferred Expenditures

Statements of Earnings and Deficit

Statements of Cash Flows

Notes to Financial Statements

Financial Statements

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(in Canadian dollars)

	2005	2004
		Adjusted
ASSETS

CURRENT ASSETS

Restricted cash (Note 4)	$ 768,601	$ 161,574
Tax credits receivable	16,984	77,500
Sales tax recoverable	78,776	58,563
Subscriptions receivable	501,900	356,300
Prepaid expenses	17,181	21,756
	1,383,442	675,693

MINING PROPERTIES (Note 5)	161,750	87,750

DEFERRED EXPENDITURES (Note 6)	3,186,251	3,114,957
TOTAL ASSETS	$ 4,731,443	$ 3,878,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued charges (Note 12)	$ 590,951	$ 200,648
Term loans (Note 12)	110,000	-
	700,951	200,648
FUTURES INCOMES (Note 13)	24,400	-
SHAREHOLDERS’ EQUITY

Capital stock (Note 7)	7,898,833	6,826,869
Contributed surplus - Stock options (Notes 3 and 8)	111,670	32,070
Contributed surplus - Warrants (Note 7)	59,005	59,005
Deficit	(4,063,416)	(3,240,192)
	4,006,092	3,677,752

Commitments and contingencies (Note 10)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 4,731,443	$ 3,878,400

See notes to financial statements.

ON BEHALF OF THE BOARD

 (signed) Guy Hébert

____________________________________
Guy Hébert, Director

(signed) Pauline Comtois

____________________________________

Pauline Comtois, Treasurer

STATEMENTS OF DEFERRED EXPENDITURES

YEARS ENDED DECEMBER 31, 2005 AND 2004

(in Canadian dollars)

	2005	2004

EXPLORATION EXPENSES

Consultants and subcontractors	$ 515,958	$ 799,742
Professional fees	14,536	6,683
Management fees	65,030	94,855
Travelling expenses	18,407	36,979
Supplies and equipment rental	13,232	14,648
General exploration expenses	5,151	5,007

	632,314	957,914
Mining duties credits and other related exploration credits	-	(77,500)
Write-off of deferred expenditures	(561,020)	-

INCREASE IN DEFERRED EXPENDITURES	71,294	880,414

BALANCE, BEGINNING OF YEAR	3,114,957	2,234,543

BALANCE, END OF YEAR	$ 3,186,251	$ 3,114,957

See notes to financial statements.

STATEMENTS OF EARNINGS AND DEFICIT

YEARS ENDED DECEMBER 31, 2005 AND 2004

(in Canadian dollars)

	2005	2004
		Adjusted

INTEREST INCOME	$ 2,246	$ 4,886

GENERAL AND ADMINISTRATIVE EXPENSES

Professional fees	176,340	193,717
Legal and audit expenses	114,773	101,572
Stock-based compensation	79,600	11,520
Directors’ fees	19,000	9,900
Shareholder communications	55,299	37,981
Investor relations	75,056	110,297
Listing and registrar fees	18,049	20,970
Travel expenses	5,552	9,482
Rent	37,000	36,000
Insurance	17,404	17,264
Office expenses	11,848	17,321
Taxes and permits	2,742	930
Part XII.6 income tax	13,915	-
Interest and bank charges	12,472	495

	639,050	567,449

Write-off of deferred expenditures	561,020	-

	1,200,070	567,449

INCOME TAX CREDITS AND MINING DUTIES	-	(6,325)

LOSS BEFORE INCOME TAX BENEFIT	1,197,824	556,238

FUTURE INCOME TAXES BENEFIT	(374,600)	-

NET LOSS	823,224	556,238

DEFICIT AT THE BEGINNING OF THE YEAR (Note 9)	3,240,192	2,683,954

DEFICIT AT THE END OF THE YEAR	$ 4,063,416	$ 3,240,192

NET LOSS PER SHARE	$ 0.02	$ 0.01

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUSTANDING	48,908,566	41,631,253

See notes to financial statements.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

(in Canadian dollars)

	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES:

Net loss	$ (823,224)	$ (556,238)

Items net offering cash
Stock-based compensation	79,600	11,520
Write-off of deferred expenditures	561,020	-
Future income tax benefit	(374,600)	-
Changes in non-cash working capital items:
Tax credits receivable	60,516	(77,500)
Sales tax recoverable	(20,213)	39,391
Prepaid expenses	4,575	(5,060)
Accounts payable and accrued charges	163,467	14,815
	(348,859)	(573,072)

CASH FLOW FROM INVESTING ACTIVITIES:

Acquisition of mining properties	(42,000)	-
Increase in deferred expenditures	(405,478)	(897,970)
	(447,478)	(897,970)

CASH FLOW FROM FINANCING ACTIVITIES:

Term loans	110,000	-
Common share issuance	1,564,650	1,656,850
Common share issue costs	(271,286)	(385,651)
	1,403,364	1,271,199

NET DECREASE IN CASH AND CASH EQUIVALENTS	607,027	(199,843)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	161,574	361,417

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 768,601	$ 161,574

Additional information related to cash flows	2005	2004
Non related cash operating, financing and investing activity items:

Cost of future income taxes included in common shares issue cost	$ 399,000	$ -
Acquisition of mining properties in exchange of common shares	$ 32,000	$ 19,500
Deferred expenditures financed through increases in accounts payable	$ 294,647	$ 67,811
Common share issue costs paid through the issuance of warrants	$ -	$ 16,505
Subscriptions receivable	$ 501,900	$ 356,300

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

4.

RESTRICTED CASH

Pursuant to the flow-through financing and private placements for which closings took place on November 29, December 23 and December 30, 2005, the Company undertook to incur $1,288,200 in exploration expenses before December 31, 2006 primarily for exploration on the gold projects Discovery and Cameron and on the uranium projects Matoush, Eclat and Mont-Laurier Uranium. Of this amount, $12,667 has been engaged as at December 31, 2005.

5.

MINING PROPERTIES

	2005	2004

Discovery and Cameron	$ 87,750	$ 87,750
Mont-Laurier Uranium	10,000	-
Matoush and Beaver Lake Area	47,000	-
Eclat	17,000	-
	$ 161,750	$ 87,750

6.

DEFERRED EXPENDITURES

	Balance at December 31, 2004	Exploration expenses	Radiation	Balance at December 31, 2005

Mining properties

Discovery	$ 2,075,647	$ 257,734	$ -	$ 2,333,381
Cardinal	559,005	2,015	(561,020)	-
Cameron	475,811	156,217	-	632,028
Mont-Laurier Uranium	-	21,927	-	21,927
Matoush	-	186,236	-	186,236
Beaver Lake Area	-	2,300	-	2,300
Eclat	-	4,860	-	4,860
Prospecting	4,494	1,025	-	5,519
	$ 3,114,957	$ 632,314	$ (561,020)	$ 3,186,251

	Balance at December 31, 2003	Exploration expenses	Balance at December 31, 2004

Mining properties

Discovery	$ 1,496,340	$ 579,307	$ 2,075,647
Cardinal	554,855	4,150	559,005
Cameron	183,101	292,710	475,811
Prospecting	247	4,247	4,494

	$ 2,234,543	$ 880,414	$ 3,114,957

7.  CAPITAL STOCK

AUTHORIZED

Unlimited number of common shares without par value.

Unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors.

	December 31, 2005		December 31, 2004
	Common shares	Amount	Common shares	Amount

ISSUED AND FULLY PAID
Balance, beginning of year	48,286,119	$ 6,826,869	36,813,402	$ 5,196,375

In consideration of mining properties	300,000	32,000	150,000	19,500

Flow-through and other financings	13,185,138	1,710,250	11,322,717	2,013,150

Issue costs
Professional fees	-	(271,286)	-	(402,156)
Future income taxes	-	(399,000)	-	-

Balance, end of year (a)	61,771,257	$ 7,898,833	48,286,119	$ 6,826,869

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

PRIVATE PLACEMENTS

The Company completed a $500,000 flow-through private placement with mining fund MineralFields Group 2005. Proceeds of this financing will be applied to exploration on Strateco’s uranium projects, namely Matoush and Mont-

Laurier Uranium, as well as on the Discovery and Cameron gold projects. The Company has undertaken to renounce its exploration deduction in favour of MineralFields Group 2005.

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

13.

INCOME TAX BENEFIT

The provision for income taxes is different from the amount that would have resulted from applying the combined Canadian statutory income tax rate as a result of the following:

	2005	2004

Loss before income taxes	$ 1,197,824	$ 556,238
Combined Canadian statutory income tax rate	31.02%	31.02%

Income taxes benefit at combined Canadian statutory tax rate	(371,565)	(172,545)

Non deductible expenses	30,878	3,588

Tax depreciation of share issued costs	(67,150)	(63,535)

Write-off of deferred costs, not deductible	174,028	-

Change in valuation allowance	(140,791)	232,492

Future taxes benefit	$ (374,600)	$ -

The Canadian statutory income tax rate of 31.02% is comprised of federal income tax at 22.12% and provincial tax at 8.9%.

The income tax impact of temporary variances giving rise to material future income tax assets or liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Future income tax asset:

Net operating losses	$ 901,600	$ 627,000
Financial expenses	140,200	147,600

	1,041,800	774,600

Less: valuation allowance	-	(140,800)

Total future income tax asset	$ 1,041,800	$ 633,800

Future income tax liability:

Mining properties and deferred expenditures	$ 1,066,200	$ 633,800

Future income taxes	$ 24,400	$ -

At December 31, 2005, the Company had losses other than capital losses and unused share issue costs that could be deferred to later periods and used to reduce future taxable income. These losses and share issue costs expire as follows:

	Federal	Provincial
Losses other than capital losses:
2007	$ 168,682	$ 168,682
2008	$ 242,843	$ 218,843
2009	$ 527,029	$ 479,019
2010	$ 537,046	$ 516,928
2011	$ 643,103	$ 643,055
2015	$ 814,249	$ 814,220

Share issue costs:
2006	$ 186,195	$ 186,195
2007	$ 132,051	$ 132,051
2008	$ 95,178	$ 95,178
2009	$ 38,493	$ 38,493

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

16.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

	2005	2004

Net loss per Canadian GAAP, as reported	$ 823,224	$ 556,238

Properties and deferred expenditures (1)	145,294	899,914
Deferred tax expenses (recovery) (2)	(296,418)	(200,489)

Net loss and comprehensive income for the year, according to U.S. GAAP	$ 672,100	$ 1,255,663

Net loss per share per Canadian GAAP, as reported	0.02	0.01

Effect of adjustments:
Properties and deferred expenditures (1)	-	0.02
Deferred tax expenses (recovery) (2)	(0.01)	-

Loss per share, according to U.S. GAAP	$ 0.01	$ 0.03

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