Form 10KSB
period 2006-12-31
STRATECO RESOURCES INC
filed 2007-03-30
CIK 1178672

10KSB form10ksb.htm FORM 10-KSB

OMB Number: 3235-0420

Expires: April 30, 2009

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of March 15, 2007 the average bid for the common shares for the past 60 days was $2.90 per share for and aggregate market value of $308,983,014.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 106,545,867 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part II

Item 7: Financial Statements of an exploration stage company

The Company, an exploration stage company, incorporates for reference to the present document the Strateco Resources Inc. consolidated audited financial statements for the fiscal year ending December 31, 2006 and audited financial statements for the fiscal year ending December 31, 2005 that will include upon amendment of the report, U.S. GAAP reconciliation. These financial statements follow the signature page of the present document.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

PART 1

Item 1  Business.

The year 2006 was an exceptional year for Strateco Resources Inc. (“the Company”) and its shareholders. The acquisition of the residual 49% interest in the Matoush uranium and Discovery gold properties in February proved to be the turning point for the Company’s revival.

The acquisition of a 100% interest in the Discovery property led to the creation of Cadiscor Resources Inc. (“Cadiscor”). With the transfer of Discovery to Cadiscor for 20 million shares that were later distributed to Strateco shareholders in August 2006, management of the Company was able to turn its full attention to developing its uranium assets.

Exploration for 2006 totalled $3,243,300, thanks to the completion of a series of private placements for a total of $10,760,000 and the exercise of warrants and stock options for a total of $4,149,689. This exploration was primarily focused on the Matoush property, and included 38 holes drilled by a single drill in the vicinity of the AM-15 uranium structure.

Management also devoted substantial resources to investor and shareholder relations. The listing of the Company’s shares on the Frankfurt Exchange, five rounds of road shows in Europe and four in western Canada and numerous trips to Toronto and the United States served to raise the Company’s profile, primarily with institutional investors.

The efforts and funds devoted to public relations, the quality of drill results obtained on the Matoush property and climbing uranium prices all added up to exceptional share performance. The share price rose from $0.18 per share on December 31, 2005 to $2.55 per share a year later, for a 1,316% gain, not including the distribution of Cadiscor shares.

In addition, the Company closed a private placement for $25,000,000 in January 2007. Units priced at $2.60 consisted of a common share and half a warrant, with each whole warrant entitling its holder to purchase one common share of Strateco at $3.50 for a 24-month period. The private placement was completed in record time by a brokerage syndicate led by Orion Securities Inc., assisted by Dundee Securities Corporation, Blackmont Capital Inc. and Sprott Securities Inc.

This financing, along with funds raised in 2006, places the Company in a solid financial position, with over $30,000,000 in cash and term deposits to date. The operating budget for fiscal year 2007 is $16,600,000.

In the fall of 2006, the Board of Directors decided on a material change in corporate strategy. The corporate strategy announced at the 2005 Annual General Meeting was to explore and develop the Matoush property so as to be in a position to solicit bids for the Company as of Spring 2006. However, the quality of the exploration and drill results on Matoush and a better understanding of the uranium industry made it clear that it was in the shareholders’ best interest to finish assessing the Matoush resource and begin the process of obtaining a mining permit and conducting a feasibility study as of the Spring of 2006.

Due to repairs and construction on the winter road leading to the Matoush property, the Matoush camp now has all the fuel it requires for 2007. All the materials required for the construction and operation of the new 45-person camp have been brought to the site. Two additional drills have also been transported to the site via the winter road.

With the three drills now on site, 30,000 metres of drilling will be completed in about 80 holes, including several deep holes that will test the sedimentary/bedrock contact.

Two drills will be used to delineate the AM-15 zone resource. Work on a 43-101 compliant resource estimate should begin in June 2007, to be used as a basis for a scoping study to be done in the summer of 2008.

Geophysics and prospecting carried out in the summer and fall of 2006 have provided a basis for a 35-hole drilling program on the Mont-Laurier property. The results of this drilling will enable us to decide on a corporate strategy for this uranium project.

The meteoric rise in uranium prices from US $6.00 to $85.00/lb in recent years has prompted renewed interest in uranium exploration. Given its location, the sustained rise in uranium prices and growing demand for alternative energy sources, the Mont-Laurier Uranium project is a solid addition to the Company’s property portfolio.

Shareholder and investor relations will continue to be a priority in 2007, which promises to be as interesting as was 2006.

In November 2006, the Company lost a director and member of its Audit Committee. Francine Bélanger, C.A., passed away after a brief illness. Her professionalism and enthusiasm will be greatly missed by us all. In January 2007, Claude Hubert, Ph.D., stepped down from the board for personal reasons. Ms. Bélanger and Mr. Hubert had been very active in the board of directors since the Company was first formed, and had been associated with our group since the early 1980s. We are very grateful to Henri Lanctôt and Marcel Bergeron, C.A., who have agreed to replace Ms. Bélanger and Mr. Hubert as directors.

On behalf of the Board of Director

(signed) Guy Hébert

Guy Hébert, President

March 5, 2007

Item 2: Properties.

The Company owns 100% of three mining properties and has interests in or options on two other properties in Québec. These properties cover 426 claims for a total area of 23,128 hectares.

MATOUSH PROJECT – U3O8

100% INTEREST

Location and Access

The Matoush project is located in the Otish Mountains in northern Québec, about 300 kilometres north of Chibougamau, and consists of the Matoush, Matoush Extension and Eclat properties. The Matoush project presently covers 313 claims for a total area of 16,619 hectares. The project is accessible by air, and in winter by the Eastmain winter road, which runs about seven kilometres to the west of the property.

Matoush Property

Mining Claims

The property consists of 25 claims covering an area of 1,330 hectares.

A letter of intent dated May 12, 2005 provided for the Company to earn a 51% interest from Ditem Explorations Inc. (“Ditem”), which owned a 100% interest, in consideration of: payments totalling $125,000 over two years, including $5,000 on signature of the agreement; $750,000 in exploration work over three years, including $200,000 the first year; and the issuance of 600,000 common shares of the Company over two years.  The Beaver Lake Area project, which lies approximately 20 kilometres to the west, is also covered by this agreement.

A new letter of intent was signed with Ditem on February 21, 2006, giving the Company a 100% interest in the Matoush property under the following terms:

- Upon signature of the letter of intent	$10,000
- Within five days following approval of the transaction by regulatory authorities	$140,000
- The issuance of 400,000 shares of Strateco Resources Inc. within five days following regulatory approval. The shares were subject to a resale restriction of four months plus a day.
- A 2% NSR, as defined by industry standards

The claims in the Beaver Lake area project have not been renewed by the Company.

Uranium Potential

The Otish Mountain area is well known for its uranium potential, particularly due to exploration conducted by Uranerz Mining and Cogema in the late 1970s and early 1980s. Mining giant Cameco Corporation, the largest public uranium producer in the world, holds a large number of claims immediately to the south of the Company’s Matoush and Eclat properties, and has conducted a range of exploration activities in recent years, primarily geophysics. A drilling program is currently underway.

The results of exploration conducted by Uranerz Exploration and Mining in the early 1980s before uranium prices tumbled, as well as those obtained by the Company in 2006, indicate that the Matoush property has a very good potential.

Uranerz only explored a 900-metre section of the Matoush structure, which had been traced over 3,900 metres on this property. This exploration work included holes drilled at a spacing of about 200 metres.  Hole AM-15, which returned a 16-metre intersection grading 0.95% U3O8 (19 lbs/ton),  served as the Company’s point of departure for exploration of the property. It is clear that the positive drill results obtained by the Company in 2006 created renewed interest in uranium exploration in the Otish Mountains, with various exploration companies taking positions in the area.

The holes drilled on the Matoush property indicate that the uranium mineralization is closely linked to the tourmaline alteration on both sides of a gabbro dike in the sediments. The alteration envelope associated with the Matoush structure is symmetrical, with an average thickness of 40 metres. Typically, adjacent to and moving outward from the dike is first a tourmaline zone, then a chlorite-fuschite-muscovite zone and a limonite-hematite zone. The intensity of the tourmaline alteration appears to increase with depth, with the best grades associated with the most intense alteration.

Exploration Work

The Company was very active in exploration on the Matoush property in 2006, with various activities carried out from February 2006 on, mainly drilling. . The results were encouraging. A helicopter-borne radiometry, magnetic and electromagnetic survey covering the entire Matoush project over about 1,410 line-kilometres was also done, along with prospecting.

The holes drilled on the Matoush property served to confirm the presence of the ACF (Active Channel Facies), favourable to the deposition of uranium mineralization. This observation, based on the technical report for the last drilling program by Uranerz in 1984, as well as in-depth reading of each of the holes drilled by the Company in 2006, proved to be a valuable guide for exploration, and particularly for the identification of future drill targets.

The Matoush mineralized showing lies in the Indicator Formation, in the the Otish Mountain Paleoproterozoic sedimentary basin. Locally, the Indicator Formation is subdivided into repetitive sequences of two main facies. The first, the Active Channel Facies, or ACF, is composed of relatively coarse, immature arkosic-to-sub-arkosic sandstone. The second, the Channel Bar Facies, or CBF, consists of relatively fine, mature arkosic sandstone, finely laminated with some cross-lamination. Three pairs of ACF-CBF have been identified in holes drilled by the Company in 2006 and the old Uranerz drill holes.

To date, three main ACF and two intercalated CBF have been identified from surface. The first ACF extends from surface to -40 metres, the second from -200 to -260 metres and the third from -360 to -460 metres, remaining open at depth as the deepest hole drilled by the Company was to -460 metres.

From March 22 to December 17, 2006, 38 holes totalling 13,668 metres were drilled by one drill operated by Major Drilling International Ltd of Val d’Or. Drilling was ongoing, except for during the thaw period from April 17 to June 16.

With the exception of one hole (MT-06-17) that targeted the upper part of the ACF below -400 metres and another drilled in the upper facies near surface (MT-06-24), the 2006 holes were drilled in the AM-15 zone and its northern extension. The Matoush structure, which has been identified over a distance of eight kilometres, was tested by drilling over 720 metres in 2006, and remains open in both directions. The Company received chemical analysis results in 2006 from Saskatoon Research Centre (SRC) laboratories for 25 of the 38 holes drilled during the year and for the remaining 13 holes on February 16, 2007. The results were released on February 20, 2007.

The results obtained on the AM-15 zone, confirmed the high-grade potential over notable widths.

The best results obtained included the following holes. The value in US $ per ton was calculated based on a uranium price of $85.00 per ton.

MT-06-04	1.01% U3O8	14.1 m. – 20.2 lb/ton	US $1,720/ton
MT-06-05	1.54% U3O8	9.5 m. – 30.8 lb/ton	US $2,620/ton
MT-06-09	1.68% U3O8	5.6 m. – 33.6 lb/ton	US $2,860/ton
MT-06-10	1.12% U3O8	10.8 m. – 22.4 lb/ton	US $1,900/ton
MT-06-30	2.10% U3O8	12.4 m. – 42.0 lb/ton	US $3,570/ton
MT-06-35	2.13% U3O8	15.2 m. – 42.6 lb/ton	US $3,620/ton

These results compare favourably to Hole AM-15 drilled by Uranerz in the early 1980s (0.95% U3O8 over 16 metres). The first holes drilled by the Company in March 2006, particularly Hole MT-06-02, which was a duplicate of Hole AM-15, returned 0.74% U3O8 over 18.2 metres. Note that the section of 0.95% U3O8 over 16 metres includes a very high grade of 20.4% U3O8 over 0.5 metre. The first 29 holes drilled by the Company did not intersect very high grades. However, Hole MT-06-30 with a pierce point 50 metres north of Hole AM-15 in the upper ACF and Hole MT-06-35 with a pierce point in the lower ACF, 42 metres from Hole MT-06-30 and 25 metres from Hole AM-15, confirmed the existence of very high grades, with 16.6% U3O8 over 0.3 metre for MT-06-30 and 11.16% U3O8 over 0.9 metre for MT-06-35. Intersections for holes MT-06-30 (2.10 % U3O8 over 12.4 metres) and MT-06-35 (2.13% U3O8 over 15.2 metres) proved to be the best to date for the property as a whole. Radiometry on the core showed counts-per-second (“cps”) of up to 65,000.

The last holes drilled in 2006 on the AM-15 zone (MT-06-30 to MT-06-38) showed the strength of the system. In addition to holes MT-06-30 and MT-06-35 referred to above, which intersected a high grade of more than 2.0% U3O8 over a substantial average width of 13.8 metres (45 feet), Hole MT-06-36 intersected 0.78% U3O8 over an impressive width of 23.4 metres (77 feet).

Definition drilling therefore led to a substantial increase in the number of pounds of uranium in the AM-15 zone.

Compelling results were generated by holes MT-06-31, 32, 33 and 37, drilled in the northern extension of Hole MT-06-30, and particularly by Hole MT-06-32. These holes were drilled to test the uranium potential at the ACF/CBF contacts. Hole MT-06-32 was a pleasant surprise, intersecting two mineralized sections in the CBF, the first returning 1.66% U3O8 over 5.5 metres from the fault hangingwall, and the second yielding 0.81% U3O8 over 3.3 metres at the level of the fault.

Exploration holes MT-06-20 to MT-06-27, drilled on a grid of about 100 metres to the north of the AM-15 zone, all intersected the fault with typical alteration. Radiometry on the core indicated weak-to-moderate values of up to 2,500 cps, corresponding to Hole MT-06-25, which intersected 0.20% U3O8 over 1.5 metres in the CBF.

To date in 2007, drilling has been focused on the southern extension to the AM-15 zone. Core radiometry readings for the first holes, MT-07-01 and MT-07-06, were encouraging.

Once the ice on the lake near the camp is thick enough, the second drill already on site will be moved approximately 250 metres south of AM-15 to drill a high-priority target. The move is expected to take place in the second week of March 2007.

The target area corresponds to the best intersection obtained in 1984 by Uranerz Exploration and Mining in the ACF near surface, namely AM-09, which returned a grade of 0.29% U3O8 over 4 metres. In comparison, Hole AM-06, drilled near surface above AM-15, intersected 0.30% U3O8 over 0.55 metre. The potential of this area is increased by the presence of numerous sub-angular blocks discovered recently by one of the Company’s prospecting crews, about one kilometre south of the target area. High radiometry of 20,000 to 30,000 cps were obtained repeatedly on these blocks, which show the fuschite alteration typical of the Matoush project uranium zones.

A third, lighter drill will be mobilized by helicopter at the end of March. The arrival of the second drill on site allowed the first deep hole to be started on February 19, 2007 to explore the contact (discordance) between the sediment and the bedrock, expected to occur at a depth of approximately 900 metres. The first hole will establish the stratigraphy of the sediments and the number of ACF-type sedimentary units in which high uranium grades have been discovered to date on the Matoush property. The Athabaska Basin is known to host perched deposits with grades similar to those found at Matoush, with the richest deposits located at or near the discordant sediment/bedrock contact.

Repairs to the winter road began in mid-January 2007 and a new 12-kilometre section was built. An impressive quantity of equipment has been mobilized, including a 45-person camp, which will be operational two months earlier than expected, in mid-April. Management is very proud of this accomplishment, and wishes to thank all those who participated in this assignment.

Thanks to a major private, non-flow-though financing of $25,000,000 completed in late January by management, your Company is in an excellent financial position to continue to aggressively explore the Matoush project by carrying out, among other things, a drilling program of over 30,000 metres.

Eclat Property

Location and Access

The Eclat property is located in the Otish Mountains of northern Québec, immediately south of the Matoush property. The property is accessible by helicopter as well as by the winter road that links the Eastmain mine to Témiskamie.

Mining Claims

The property consists of 90 mining claims covering 4,787 hectares. Vija Ventures Corporation holds a 100% interest in the property.

A letter of intent dated July 12, 2005 grants Strateco an option on a 100% interest.  The interest applies to all minerals except diamonds.

The agreement provides for the Company to earn its 100% interest by making payments totalling $150,000 over four years, including $7,000 on signature of the agreement and $7,000 on the first, $20,000 on the second, $20,000 on the third and $96,000 on the fourth anniversary, by carrying out $500,000 in exploration over four years and by issuing 600,000 common shares of the Company over three years, of which 200,000 have already been issued. The property is subject to a 2% NSR.

Uranium Potential

The property is strategically located in a relatively unexplored area with known uranium potential. It is bordered to the north by the Matoush property, wholly-owned by the Company, and to the south by ground recently staked by Cameco Corporation, the world’s largest public uranium producer.

The property lies in the southern extension of the Matoush structure, which was traced by Uranerz over 3,900 metres using ground VLF surveys conducted in the early 1980s. The holes drilled by Uranerz and Strateco clearly show uranium potential.

The Matoush structure also appears to continue for at least two kilometres on the Eclat property, which adds to its value.

Exploration Work

Hole EC-06-01, drilled 5.8 kilometres south of Uranerz Hole AM-15, primarily to maintain certain mining claims in the area, confirmed the southern extension of the Matoush fault.

The results were compelling. The structure was intersected at 111 metres down the hole, at a vertical depth of 76 metres. While unmineralized, the typical tourmaline alteration of the structure was intersected over a 10-metre section, with the fault appearing to be strongly choritized. This hole therefore confirms the presence of the Matoush structure over a distance of more than seven kilometres.

The radiometry and magnetometry survey carried out by Aeroquest Limited in the fall of 2006 on the Matoush property also covered the entire Eclat property.

Matoush Extension Property

The Matoush Extension property is located north, west and east of the Matoush property.

Mining Claims

Wholly-owned by the Company, the Matoush Extension property consists of 198 claims covering 11,504 hectares. These mining claims were acquired by the Company in the fall of 2005 and the winter and summer of 2006 to protect the area in the vicinity of the Matoush and Eclat properties.

The northern border of the property is very close to the northern edge of the Otish Basin. The property is broken up by a row of mining claims belonging to Pacific Bay.

With the addition of the Matoush Extension property, the Matoush project as a whole covers 23 kilometres along its north-south axis, intersected by a 900-metre section belonging to Pacific Bay.

Exploration Work

No significant exploration work was conducted on the Matoush Extension property except for the radiometry and magnetometry survey, which covered most of the property.

MONT-LAURIER PROPERTY – U3O8

100% INTEREST

Location and Access

The Mont-Laurier project is located in Pérodeau Township, 40 kilometres northeast of Mont-Laurier, Québec. The property is easily accessible by paved road from Mont Laurier.

Mining Claims

The project consists of 80 claims that cover an area of 4,710 hectares. Strateco owns a 100% interest in the property, acquired at the end of March 2005.

Uranium Potential

The ground acquired lies within the Cabonga-Mont-Laurier radioactive district of the Grenville geological province. Intensive exploration work was conducted in the area from 1969 to 1981, after Canadian Johns-Manville discovered uranium mineralization in 1967.

Strateco’s property covers ground previously held by Mont-Laurier Uranium Mines in the 1970s. The claims block straddles the crest of a northeast-trending anticline and covers the high-potential southern extension of the Tom Dick uranium zones.

The uranium occurs mainly as disseminated uraninite in metamorphosed white pegmatites, as well as in biotite gneiss and impure biotite feldspath quartzites. The paragneiss covers Archean granite gneiss exposed mainly in the eroded windows along the crest of the major northeast-trending anticlinal folds.

Two white pegmatite uranium zones have been identified in the centre-south portion of the ground held by the Company, previously known as the Lac Hanson claims. The largest zone, which is six metres thick and dips 20o to the northwest, has been traced over a distance of 365 metres to the northeast by trenching. Previous work reported an estimate of 544,000 tons grading 0.075% U3O8, or 1.5 lb/ton. The central portion of Strateco’s property, on the same axis between the Lac Hanson and the Tom Dick zones, remains virtually unexplored due to the fluvio-glacial overburden.

To the north of the property, various zones of radioactive metamorphosed white pegmatite identified by Allied Mining, Canadian Johns-Manville and Mont-Laurier Uranium Mines Inc. indicate a potential for high-tonnage, low-grade, uranium deposits near surface and minable by open pit. SOQUEM also identified molybdenite in the white uranium-bearing pegmatite that could represent a subproduct and improve the economics of the deposit.

While the Mont-Laurier district is classified under pegmatite-type deposits, it displays a geological context similar to the deposit-rich geology of the Athabaska basin in Saskatchewan. Both contexts lie along a major discordance in the deformed bedrock underlying the Proterozoic sedimentary basin. The pegmatite origin of the rocks hosting the Mont-Laurier mineralization is the result of anatexy of the sandstone units during high-intensity metamorphosis.

In the past, Allied-Mining, Canadian Johns-Manville and Mont Laurier Uranium Mines Inc. all confirmed the area’s potential for high-tonnage, low-grade open-pit operations. This renewed interest in uranium exploration has been prompted by the meteoric rise in uranium prices from US $6.00 to $85.00/lb in recent years. Given its location, the sustained rise in uranium prices and growing demand for alternative energy sources, the Mont-Laurier property is a solid addition to the Company’s property portfolio.

Exploration Work

The Company initiated exploration work on the Mont-Laurier project in the summer and fall of 2006.

First, in mid-June 2006, a helicopter-borne geophysical survey was done over the entire property. The radiometry, Mag and ULF survey was flown along lines spaced at 100 metres, totalling 885 line-kilometres. Various anomalous zones were identified.

The radiometry anomalies, particularly the uranium anomalies, are primarily concentrated along a 200- to 1,000-metre wide, northeast striking band that crosses the entire property. This band of anomalies covers a distance of over 14 kilometres. The two most strongly-anomalous areas are in the north and south of the property, in the southern extension of the Tom Dick showing on the adjacent property owned by Nova Uranium and the Lac Hanson area, where a resource (not 43-101-compliant) of 544,000 tonnes grading 0.075% U3O8  was reported based on work done in the 1970s.

Following this survey, prospecting was carried out on the most promising areas. This work primarily consisted of scintillometry prospecting over approximately 26 line-kilometres, blasting and collection of 73 samples in the Tom Dick area. Some 11.2 kilometres of linecutting was done in the Lac Hanson area.

This exploration work resulted in the identification of zones of high radioactivity (many times the background level) in the Tom Dick South, Hanson West and Hanson Centre areas. Occasional readings of over 10,000 cps were seen.

Local outcrop spectrometry measurements (GR-135 spectrometer) confirmed the presence of uranium in association with the target helicopter-borne anomalies. For instance, on an outcrop containing white pegmatite on Tom Dick South, the unit recognized as the host of uranium mineralization showed readings of 1,800 to 2,500 cps. Readings of 2,000 to 10,250 cps were recorded at sites on Hanson West, and 4,800 cps on Hanson Centre.

An initial drilling program started on January 19, 2007 on the Mont-Laurier property. The 3,000-metre, 35-hole program covers the Lac Hanson areas, the central part and the Tom Dick, which has never been tested by drilling.

Area A (Lac Hanson West) corresponds to a large radiometry anomaly over 800 metres by 300 metres that was stripped in the 1970s, with two holes drilled in 1973. The scintillometry survey located and confirmed the anomalous zone. The 2007 drilling is aimed at testing this zone in a preliminary fashion, on a loose drill grid. A series of 29 holes (2,400 metres) will be drilled on a 100-by-100-metre grid.  These vertical holes of about 80 metres will test a subhorizontal zone of granitic gneiss/white pegmatite bedding that dips 20º west-northwest.

Area B corresponds to the extension of the radiometry response that extends from Area A to Area C. The geology and the explanation for the surface radiometry are not well-known. Regional folding may have raised fertile bands of white pegmatite similar to those exposed on the Tom Dick showings. Limited prospecting also shows numerous large blocks of radioactive white pegmatite of unknown origin. Two grassroots-type 100-150-metre drill holes (300 metres of drilling) are planned to test this area and identify new zones of mineralization.

Area C lies in the southern extension of the Tom Dick showings, in a favourable radiometry context confirmed by mapping done by SOQUEM in 1982, and by sampling done by Strateco in 12 trenches scattered along 300 metres in the fall of 2006, for which results are still pending.

A line of three vertical 100-metre drill holes totalling 300 metres distributed along a 500 metre section are planned to test the geology underlying this area. The holes will test the area below the trenches that showed white pegmatite on surface.

DISCOVERY AND CAMERON PROPERTIES – AU

100% INTEREST

The Company transferred its gold assets, including the Discovery and Cameron properties, to Cadiscor Resources Inc. on August 17, 2006. The properties are located near Lebel-sur-Quévillon, Québec.

The Company did not conduct any significant exploration on Discovery in 2006. The 2,500-metre drilling program that started on December 6, 2005, on the Cameron property was completed on January 26, 2006. In all, 10 holes were drilled for a total of 2,547 metres. The holes intersected the Cameron structure at vertical depths of between -100 and -290 metres. The best results were obtained in Hole CAM-05-11, 700 metres to the west of Hole CAM-03-02, drilled in December 2003.  The hole returned an intersection of 6.18 g/t Au over 0.4 metre in a carbonatized andesite with centimetre-sized calcite veinlets containing 5% sphalerite.

A complete description of the Discovery and Cameron projects as to location and access, mining claims, explorations works and drilling has been made in the Form 10 K-SB/A2  for the year ending December 31, 2005.

OTHER PROPERTY

QUéNONISCA PROPERTY – ZN, PB, CU, AG

OPTION TO EARN A 50% INTEREST

The Quénonisca property consists of 33 claims for a total area of 1,799 hectares. It lies 180 kilometres northwest of Chibougamau, Québec.

On February 26, 1996, Altavista Mines Inc. (“Altavista”) obtained an exclusive, irrevocable option from SOQUEM to acquire a 50% undivided interest in the Quénonisca property as consideration for exploration work to be carried out under SOQUEM’s direction for a total of $75,000, plus an undertaking by Altavista to subsequently finance a minimum of $127,500 in exploration work by February 28, 1997. In 1997, stripping and drilling were carried out on the property. The option was transferred to the Company in 2002. The best hole returned values of 1.08% Zn, 7.5 g/t Ag and 0.44% Pb over 3.80 metres, including 2% Zn, 7.00 g/t Ag and 0.53% Pb over 0.90 metre. In 1998, three sulfide occurrences in stockworks were discovered on the Montagnes-Nord grid by SOQUEM. These showings were the Perséïdes (2.05% Cu), St-Georges (2.21% Pb and 0.46% Zn) and Renversé (1.75 g/t Au, 4.26% Pb and 0.83% Zn).

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

No significant work has been carried out on the Quénonisca property since 2001. However, the mining claims have been renewed.

Item 3:  Legal proceedings.

There are no legal proceedings pending against the Company.

Item 4: Submission of Matters to a Vote of Security Holders.

There were no new matters submitted to a Vote of Security Holders since the filing of Form 10-QSB as of  September 30, 2006

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

	2006	2005	2004
Rate at end of Period	1.1652	1.1656	1.2034
Average Rate During Period	1.131	1.2115	1.3016
High Rate	1.172	1.2703	1.3970
Low Rate	1.099	1.1507	1.1775

The high and low exchange rates for each month during the previous six months are as follows:

	September	October	November	December	January	February
	2006	2006	2006	2006	2007	2007
High rate	$1,1272	$1,1384	$1,1474	$1,1652	$1,1824	$1,1852
Low rate	$1,1052	$1,1154	$1,1275	$1,1415	$1,1647	$1,1609

On March 15, 2007 the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $ 1.00 USD=$1.17CND.

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

	High	Low	Volume
2001
Fourth Quarter	$0.350	$0.110	1,317,805
2002
First Quarter	$0.300	$0.120	1,724,608
Second Quarter	$0.290	$0.140	2,494,500
Third Quarter	$0.210	$0.140	704,700
Fourth Quarter	$0.190	$0.120	2,227,000
2003
First Quarter	$0.210	$0.100	3,268,900
Second Quarter	$0.140	$0.070	1,825,600
Third Quarter	$0.155	$0.090	2,908,500
Fourth Quarter	$0.190	$0.120	7,377,600
2004
First Quarter	$0.220	$0.130	7,652,400
Second Quarter	$0.200	$0.125	2,795,600
Third Quarter	$0.180	$0.120	1,551,000
Fourth Quarter	$0.140	$0.090	3,672,200
2005
First Quarter	$0.145	$0.075	1,613,000
Second Quarter	$0.150	$0.070	1,682,900
Third Quarter	$0.125	$0.060	2,260,400

Fourth Quarter	$0.195	$0.075	9,092,011
2006
First Quarter	$0.920	$0.165	55,573,549
Second Quarter	$1.800	$0.880	81,566,000
Third Quarter	$1.330	$0.920	28,079,772
Fourth Quarter	$3.120	$0.700	124,821,769
2007
January 1, 2007 to March 15, 2007	2.17	3.89	53,810,058

On March 15, 2007, the closing bid price of the Common Shares on the TSX Venture Exchange was $2.87 per share. At March 15, 2007, 798,101 Common Shares were held by 1 registered holder Depository Trust Company (DTC) on behalf of approximately 13 holders residing in the United States, representing an aggregate of 0.70 % of the Company’s total issued and outstanding Common Shares. The Company is not listed for trading on any securities exchange in the United States, and there has been no active market in the United States for the Common Shares.

Price Fluctuations, Share Price Volatility

Securities markets in Canada have experienced a high level of price and volume volatility in recent years, with many resource companies experiencing wide price fluctuations not necessarily related to operating performance or underlying asset values of such companies. The Company’s shares traded between $0.06 and $0.195 during 2005 and between $0.165 and $3.12 during 2006. The Company’s shares traded between $0.92 and $1.33 during the third quarter of 2006, between $0.70 and $3.12 during the fourth quarter and between $2.17 and $3.89 from January 1, 2007 to March 15, 2007. No assurance can be made that the Company’s share price and volume will not continue to fluctuate materially.

(c)

Private offerings in Quebec, Canada

During the fourth quarter of the year ending December 31, 2006, the Company closed four private placements in Québec, Canada as detailed in the following table and obtained a statutory exemption from the prospectus requirements from the Quebec Securities Commission now called “Autorité des marchés financiers” in filing required documents pursuant to new Regulation 45-106 in Canada and in obtaining the authorizations from the TSX Venture Exchange for each offering:

Date of offering in Canada and foreign countries (8)	Offering	Amount of offering	Number of shares	Price per share/Units	Number of warrants to purchase shares or remuneration options	Price of exercise of warrants	Dates of expiry
2006-01-18 (1)	Accredited investors	$210,000	1,500,000	$0.14	1,500,000	$0.20	08-01-17
2006-02-09 (2)	Accredited investors	$1,200,000	6,000,000	$0.20 per unit	6,000,000	$0.26	08-02-08
2006-02-09	Quest Securities Corporation				1 broker warrant (3)	$0.20 per broker unit	08-02-08
2006-04-18(4)	Accredited Investors in Germany and Sweden	$350,000	1,000,000	$0.35	500,000	$0.50	07-10-18
2006-05-31(5)	Accredited investors in Canada and Europe	$9,000,000	7,200,000	$1.25	3,600,000 (5)	$1.50	07-11-30
Total 2006		$10,760,000	15,700,000		11,600,001
2007-01-31(6)	Accredited Investors through syndicate of underwriters	$25,012,000	9.620,000	$2.60 per unit	4,810,000	$3.50	09-01-31
2007-01-31	Underwriters’ remuneration options				577,200	$2.60 per unit	09-01-31

(1)

In exchange of a private offering of $210,000, the Company issued 1,500,000 common shares at the price of $0.14 per share to two accredited investors one being a company in Quebec, Canada with which the Company has a services contract that is discussed in Item 6: Management Discussion and Analysis of Financial Position and Results of Operations: Related Party Transactions, Item 10: Executive Compensation and Item 12: Certain Relationships and Related Transactions and the other being a resident of the Carribeans. For each share the subscribers received a warrant to purchase share giving right to its holder to purchase a common share at the price of $0.20 per share for a period of 24 months until January 17, 2008.

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

(4)

On April 18, 2006, the Company completed a private placement for an amount of $350,000 with five accredited investors from Germany and Sweden. The Company issued 1,000,000 common shares at the price of $0.35 per share. Each share was sold with a half warrant. Each whole warrant gives the right to its holder to purchase a common share at the price of $0.50 per share for a 18 month-period. Pursuant to this placement, at any time after August 19, 2006, the Company may notify holders of warrants of its intention to force the exercise of warrants should the shares of the issuer trade on the TSX Venture Exchange at a price equal to or greater than $0.70 per share for a period of 20 consecutive trading days. On receipt of such notice, the holder will have 30 calendar days to exercise the warrants, after which they will expire.

Pursuant to this placement, the Company paid to Lockwood Financial ltd finder’s fees of $28,000 in cash

(5)

This private placement resulted in a financing in the amount of $9,000,000. The Company sold 7,200,000 units at the price of $1.25 per unit. Each unit comprised a common share and a half of one warrant. Each whole warrant gives the right to subscribe one common share at the  price of $1.50 per share until November 30, 2007.

Pursuant to this placement, as of October 21, 2006, the Company may notify holders of warrants of its intention to force the exercise of warrants should the shares of the issuer trade on the TSX Venture Exchange at a price equal to or greater than $1.70 per share for a period of 20 consecutive trading days. On receipt of such notice, the holder will have 30 calendar days to exercise the warrants, after which they will expire.

(6)

On January 31, 2007, in the context of a private placement with a syndicate of underwriter led by Orion Securities Inc. and including Dundee Securities Corporation, Blackmont Capital and Sprott Securities Inc., the Company has sold 9,620,000 units at $2.60 per unit. Each unit consists of a common share and half of one  warrant. The Company has issued 9,620,000 common shares  and a total of 4,810,000 warrants for total proceeds of $25,012,000. Each whole warrant entitles its holder to purchase one common share at $3.50 for a 24-month period following the closing date. As part of the private placement, the underwriters received a cash fee equal to 6% of the gross proceeds of the financing ($1,500,720). The underwriters also received remuneration options equal to 6% of the total number of units sold under the offering (577,200 units). Each remuneration option enables the underwriters to purchase one unit at the issue price until January 31, 2009.

At any time after June 1, 2007, the Company may notify holders of warrants and remuneration options of its intention to force the exercise of warrants and remuneration options should its shares trade on the TSX Venture Exchange at a price equal to or greater than $4.50 per share for a period of 20 consecutive trading days. The net proceeds of the private placement will be used to finance additional exploration work on the Company’s Matoush and Mont-Laurier projects in Québec and for general working capital purposes.

(7)

These private placements were exempted from registration in the United States pursuant to sections 4 (2) and 5 of the Securities Act 1933.

(d) Public offering in Quebec, Canada

The Company did not realize any public offering in 2006.

(e) Use of proceeds

The proceeds of the private placements during the period consisting of non flow-through proceeds realized in the year 2006, in the amount of $10,760,000. Part of this sum has been used in the last quarter of the period of the following manner: $2,222,517 has been spent on exploration of Matoush, Mont-Laurier Uranium and Eclat Properties and 433,312 on working capital expenses. The Company anticipates possibly using the proceeds for another project if the results obtained do not justify further expenses and the Company reserves the right to reallocate the use of proceeds as it deems appropriate in the best interests of the Company and its shareholders.

The Company conducted during the last quarter of 2006 exploration works on Matoush Property in the amount of $2,102,430 representing 21% of the issuer’s net offering proceeds. A summary of grass roots exploration works conducted during this reporting period on the Matoush Property can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also spent during that period exploration related expenses in the amount of $30,842, on Eclat Property and $45,497 on Mont-Laurier Property representing less than 5 % of the issuer’s net offering proceeds.

The Company paid payments in the last quarter to independent directors fixed fees for their presence to the Board of Directors Meetings and Audit committee meetings in the amount of $18,600.

(f) Holders

As of March 5, 2007, the Company has no holder of debentures and had 73 holders of records of which 1 is holder of record in the United States. C.D.S. & Co. represents several unidentified holders in Canada and DTC several unidentified holders in the United States of America. According to Computershare of Canada, approximately 13 shareholders of common shares are known to be residents of the United States.

(g) Dividends

The Company has not paid any dividends since its incorporation and does not anticipate as of March 5, 2007, the payment of dividends in the foreseeable future. At present, the Company’s policy is to retain earnings, if any, to finance exploration on its properties. The payment of dividends in the future will depend upon, among other factors, of the Company’s earnings, capital requirements and operating financial conditions.

(h) Equity compensation plan information as at December 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Stock option plan Equity compensation plans approved by security holders	928,000	$0.37	348,000
Equity compensation plans not approved by security holders	N.A.	N.A.	N.A.
Total:	928,000	$0.37	348,000

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

(a) Plan of operation

The Company believes it can satisfy its cash requirements through December 31, 2007 since it completed four private offerings in the provinces of in Canada and in other foreign countries in 2006 for a total amount of financing of $10,760,000. Furthermore on January 31, 2007, the Company obtained financing in the amount of $25,012,000. Of this total, $16,633,000 will be used to fund exploration commitments through to December 31, 2007 and through June 2008.

For 2007, the Company will concentrate its efforts on the uranium exploration sectors in Canada. The Company is already engaged in and will continue during this period exploration works on Matoush, Eclat and Mont-Laurier Uranium properties. Following the industry trends and demands, the Company is also considering the acquisition of properties to conduct exploration works. To that end, a new public offering in Quebec, Canada, might be needed and completed during that period.

At December 31, 2006, the Company also obtained $532,800 from the exercise of 2,524,000 stock options  and , $3,616,889 from the sale of 15,878,110 warrants to purchase for an amount additional applicable to working capital of $4,149,689

The Company does not expect any changes or more hiring of employees since the contracts are given to consultants and sub-contractors specialized in specific fields of expertise for the exploration works.

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

Exploration Activities

Fourth quarter exploration activities amounted to $2,222,517 ($330,487 in 2005). Expenses were higher than in 2005 as the Company conducted more extensive exploration on its properties during the period.

Selected Annual Information

	December 31, 2006 (12 months) $	December 31, 2005 (12 months) $

Income
Interest	264,008	2,246
Expenses
General and administrative expenses	1,675,854	639,050
Write-off of deferred expenditures	66,545	561,020
Future income tax (benefit)	728,600	(374,600)
Net loss	2,206,990	823,224

Net loss per share, basic and diluted	0.03	0.02
Total assets	15,270,641	4,731,443
Current liabilities	1,555,924	700,951
Shareholders’ equity	13,714,717	4,006,092

Results of Operations

The Company posted a net loss of $2,206,990 for fiscal year 2006 compared to $823,224 for fiscal year 2005. General and administrative expenses increased by $1,036,804 (162%) in 2006 relative to 2005. The increase in general and administrative expenses was mainly due to higher investor relations expenses of $552,891 (737%), stock-based compensation expenses of $164,941 (207%), professional fees and legal and audit expenses of $128,195 (44%) and shareholder communications expenses of $80,635 (146%).

Amounts for fiscal year 2006 were higher than in 2005 for the following reasons: 1) Beginning early in fiscal year 2006, the Company increased its public relations efforts in order to raise its profile, which permitted it to complete four private placements and ensure the exercise of warrants and stock options, thereby raising $14,909,689. 2) During the year, the Company granted 1,204,000 stock options to its directors, officers, employees and a group specializing in investor relations, which generated a charge related to the issuance of options, as well as an additional charge for professional fees and legal expenses.

The Company earned $264,008 in interest income to December 31, 2006, compared to $2,246 in 2005.

The Company did not record any sales as none of its properties are in production.

Quarterly Financial Information

The following table contains selected financial information for the last eight quarters.

2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenue	$7,456	$30,798	$111,752	$114,002
Net loss	$401,072	$483,891	$274,118	$1,047,909
Net loss per share	$0.01	$0.01	$0.00	$0.01

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenue	$1,238	$174	$130	$704
Net loss	$167,095	$155,047	$100,134	$400,948
Net loss per share	$0.00	$0.00	$0.00	$0.00

Cash Assets

The Company’s working capital increased to $10,005,132 from $682,491 at the beginning of the year. This increase was mainly due to four private placements completed during the year for a total of $10,760,000 and the exercise of stock options for a total of $532,800 and of warrants for a total of $3,616,889. These funds will be used to carry out the exploration programs planned for 2007.

Sources of Financing

In the fourth quarter, $354,900 was raised through the exercise of warrants and $171,525 through the exercise of options. Consequently, the Company issued 2,167,000 common shares.

Dividend Policy

The Company has not declared any cash dividend on its outstanding common shares since its inception. Any future declaration of dividend will depend on the Company’s financial requirements for its exploration programs and future growth, as well as any other factor that the Board of Directors may deem necessary under the circumstances. It is unlikely that any dividend will be paid in the near future.

Off Balance-Sheet Arrangements

The Company has no off balance-sheet arrangements.

Related-Party Transactions

During the year, Strateco Resources Inc. created a new company, Cadiscor Resources Inc., so as to separate its gold and uranium properties. The Company therefore transferred its Discovery, Cameron and Montbray properties along with deferred expenditures with respective carrying values of $312,750 and $3,112,422 in consideration of 20,000,000 shares of Cadiscor Resources Inc. valued at $3,200,172 and $225,000 in cash. The Company then transferred its investment in Cadiscor Resources Inc. to its shareholders through a $3,200,172 reduction in paid-up capital.

Following this operation, a future income tax benefit of $73,000 was credited to contributed surplus.

The Company conducted the following transactions with another company for which a Strateco director also serves as director.

	2006	2005
Expenses capitalized under deferred expenditures
Consultants and subcontractors	$197,000	$120,000
Management fees	$583,000	$65,000

General and administrative expenses on the earnings statement
Professional fees	$228,000	$176,000
Legal expenses	$61,000	$67,000
Investor relations	$123,000	$27,000
Rent	$39,000	$39,000

Share issue costs accounted for in reduction of capital stock	$57,000	$70,000

Accounting Value of Mining Properties

At the end of each year, work done is assessed to determine the future potential of each property, and write-offs are taken as appropriate.

Financial Instruments

Fair Value

The fair value of short term financial instruments is assumed to be equal to book value according to their next maturity and the normal market conditions that they entail.

Interest Rate Risk

In management’s opinion, the Company was not exposed to any interest rate risk at December 31, 2006.

Outstanding Share Data

The Company had 96,373,367 shares issued and outstanding at December 31, 2006 (61,771,257 at December 31, 2005) for a value of $18,962,859 ($7,898,833 at December 31, 2005).

Share Capital

The Company’s authorized share capital consists of an unlimited number of common shares, without par value.

At March 5, 2007, 106,545,863 shares were issued and outstanding.

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

The development of resource properties is subject to many factors, including the cost of mining, variations in the material mined, fluctuations in the commodities and exchange markets, the cost of processing equipment and other factors such as aboriginal claims, government regulations including in particular regulations on royalties, authorized production, importation and exportation of natural resources and environmental protection. Depending on the price of the natural resources produced, the Company may decide not to undertake or continue commercial production.. Most exploration projects do not result in the discovery of ore.

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

Outlook

The substantial $25,000,000 non-flow-through financing completed in late January 2007, along with funds raised by management in 2006, places your Company in a solid financial position, with over $30,000,000 in cash. The operating budget for fiscal 2007 is $16,600,000.

Given the quality of the exploration and drill results on Matoush and a better understanding of the uranium industry, it is clearly in the shareholders’ best interest to finish assessing the Matoush resource and begin the process of obtaining a mining permit and conducting a feasibility study as of the spring of 2006.

Due to repairs and construction on the winter road leading to the Matoush property, the Matoush camp now has all the fuel it requires for 2007. All the materials required for the construction and operation of the new 45-person camp has been brought to the site. Two additional drills have also been transported to the site via the winter road.

With the three drills now on site, 30,000 metres of drilling will be completed in about 80 holes, including several deep holes that will test the sedimentary/bedrock contact.

Two drills will be used to delineate the AM-15 zone resource. Work on a 43-101 compliant resource estimate should begin in June 2007, to be used as a basis for a scoping study to be done in the summer of 2008.

Shareholder and investor relations will continue to be a priority in 2007, which promises to be as interesting as was 2006.

Information Disclosure Controls and Procedures

The Chief Executive Officer and the person performing similar functions to a Chief Financial Officer are responsible for assessing the effectiveness of information disclosure controls and procedures. They have concluded that such controls and procedures are effective and reliable at the end of the period covered by the annual documents.

Additional Information and Continuous Disclosure

This management discussion and analysis was prepared as of March 5, 2007. Updated information disclosed through press releases or financial statements can be found on the SEDAR (www.sedar.com) and EDGAR (www.sec.gov/edgar.shtml) websites.

FINANCIAL SUMMARIES

The following tables provide selected financial information for the past three financial years.

FOR THE PAST THREE FINANCIAL YEARS

	2006	2005	2004

Total income	$264,008	$2,246	$4,886
Net loss	$2,206,990	$823,224	$556,238
Net loss per share	$0.03	$0.02	$0.01
Exploration expenses	$3,176,756	$71,294	$880,414
Total assets	$15,270,641	$4,731,443	$3,878,400

Shareholders’ equity	$13,714,717	$4,006,092	$3,677,752

(b)  Family relationships

At December 31, 2006, there is no other family relationships among directors, executive officers or persons chosen to become an executive officer or director at the exception of Mr. Claude Hubert, director, who is the uncle of Mr. Guy Hébert, president and director. Mr. Claude Hubert resigned as director and member of the Audit Comittee for personal reasons on January 18, 2007. None of these persons has been involved in legal proceedings described in the following section.

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

Item 8A Controls and Procedures

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, President, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to him in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer completed his evaluation. The Company has no principal Financial Officer and therefore the Company has no other certifying officer than the Chief Executive Officer.

Item 9. Directors and Executive Officers, Promoters and Control persons; Compliance with section 16 (a) of the Exchange Act .

At March 15, 2007, the Board of Directors consists of six directors who will serve until the next annual meeting and until they are re-elected or their successors will be elected. This Annual and Special meeting will be held on June 12, 2006 at 10.30 a.m. at Fairmount Hotel The Queen Elizabeth Hochelaga 6 Room 900 René-Lévesque Blvd. West Montreal, Québec, H3B 4A5 Canada

On February 18, 2004, the Board of directors adopted a Code of ethics. This Code of Ethics can be consulted on the Company’s website at www.stratecoinc.com. And any interested person can receive copy of this Code of ethics without charge in addressing its request to the Company’s head office mentioned on the Title page of this annual report.

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

Guy Hébert – President and Chief executive officer of the Company and director

Jean-Pierre Lachance – Executive Vice President of the Company and director

Jean-Guy Masse – President, Masvil Capital Inc. and director

Robert Desjardins – President, Robert G. Desjardins et Associés and director

Claude Hubert – Honorary professor and  director*

Francine Bélanger – Accountant Consultant and director*

Henri Lanctôt – Secretary and Director*

Marcel Bergeron, CA Director and member of the Audit Committee*

*

Mrs. Francine Bélanger, director and member of the Audit Committee deceased on November 8, 2006. Mr. Claude Hubert resigned as director and member of the Audit Committee as of January 18, 2007 and was replaced on January 24, 2007 by Mr. Henri Lanctôt who acts now as Secretary and director of the Company.

Mrs. Francine Bélanger has been replaced by Mr. Marcel Bergeron, CA on March 21, 2007, who acts now as director and member of the Audit Committee.

The mandate of the new directors named in replacement of other elected directors will expire at the date of the next Annual Assembly of shareholders unless they are elected at that time for a new mandate.

Mr. Guy Hébert, has been President of BBH Géo-Management Inc. since October 1992.  Mr. Hebert is a director Chief executive officer and President of the Company since April 13, 2000. He was also President of Lyon Lake Mines Ltd. from 1986 to 2001. From 1985 to 1992, he was President and Chief Executive Officer of Audrey Resources Inc. Mr. Hébert was also a director of Orleans Resources Inc. from 1993 to 1998 and President and Chief Executive Officer of Altavista Mines Inc. from 1995 to 2000.

Mr. Jean-Pierre Lachance, is Executive Vice President of the Company. He has been a director of the Company since April 13, 2000. He has also been the president of Novontar S.A. from 1996 to 2002. He was also Vice President of Lyon Lake Mines Ltd. from 1996 to 2001, becoming Executive Vice President in May 1999. He has also been the president of Novontar S.A. from 1996 to 2002. From 1992 to 1994, he was a freelance consultant, and from 1991 to 1992 he was Technical Director of Corpomin Management Inc. From 1989 to 1991 he was Expert Co-coordinator with Consortium Sidam-Minorex, and prior to that he was Project Manager, Mines and Geology Division with Groupe-Conseil Roche Ltd.

Mr. Jean-Guy Masse is a director of the Company sicne April 13, 2000. He is President of Northern Precious Metals Funds Inc. since 2003 and is President of Masvil Capital Inc. since 1992. He has been President of the Board of Directors of Metco Resources Inc. from 1999 to 2003 and President of Orléans Resources Inc. from 1992 to 1998. He was previously Executive Vice-President of Dundee Capital Inc. and President and Chief Executive Officer of CMP Fund Management Ltd. from 1984 to 1992. Mr. Masse is also a director of mining companies listed on the TSX Venture Exchange. Mr. Masse holds a B.Sc. A. from the École Polytechnique of Montreal and an M. Sc from Stanford University, California U.S.A. He is a CFA and member of the Association since September 1975.

Mr. Robert Desjardins is director of the Company since October 30, 2001. He holds a Bachelor’s Degree in Commerce from the École des Hautes Études Commerciales and is a member of the Corporation des Administrateurs Agréés du Québec. Since 1989, Mr. Desjardins has been President of Robert G. Desjardins & Associates Inc., a firm specializing in corporate finance and the development of financial products.

Mrs. Francine Bélanger was a chartered accountant. Since December 2001 Mrs. Bélanger was an accounting consultant. Previously she was Vice-President and Chief Financial Officer of Datacom Wireless Corporation from May 2000 to December 2001. Between 1987 and April 2000 Mrs. Bélanger held various management positions as treasurer of mining exploration companies and as such has acquired a large experience in the preparation and analysis of financial statements of resources companies. Mrs. Bélanger deceased on November 8, 2006. She was a director of the Company from April 13, 2000 to October 30, 2001, and from June 2002 to November 8, 2006.

Mr. Claude Hubert is honorary professor at the University of Montreal, department of geology since 1999. Mr. Hubert holds a Ph.D. in geology. After his retirement as professor of geology, Mr. Hubert acted as geological consultant from 1997 to 2003. Mr. Hubert has directed many mining exploration campaigns and has been director of mining exploration companies. As such he has acquired the relevant financial experience in order to be a member of the audit committee. Mr. Hubert was a director of the Company since April 13, 2000. He resigned as director on January 18, 2007.

Mr. Henri Lanctôt  was appointed director on January 24, 2007 further to the resignation of Mr. Claude Hubert on January 18, 2007  Mr. Henri Lanctôt is a partner of Gowling Lafleur Henderson LLP and was admitted to the Quebec Bar in 1968 after graduating in 1967 from the Faculty of Law of the University of Montreal.  In 1984, Mr. Henri Lanctôt joined Lafleur Brown, the law firm that merged with Gowlings on July 1st, 2000.

Mr. Marcel Bergeron was appointed director and member of the Audit Committee on March 21, 2007 further to the death of Ms. Francine Bélanger on November 8, 2006. Marcel Bergeron acts as the General Director of Devimco Inc., a company specialized in the real estate development since June 2006. Between July 1990 and June 2006, Mr. Bergeron was an associate of Petrie Raymond LLP, Chartered Accountants. Between December 1995 and August 2005, he was on the board of directors of Fairstar Explorations Inc. He is a member of the Quebec Institute of Chartered Accountants and of the Quebec Institute of Certified Management Accountants.

(b) Compliance with section 16 (a) of the Exchange Act.

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

Item 10 Executive Compensation.

(a) General

During the year ended December 31, 2006, the Company did not pay any compensation to its executive officers, except for Jean-Pierre Lachance, who received an allowance of $ 200 per month for the use of his personal vehicle in relation with the Company's activities.

During the year ended December 31, 2006, the Company incurred general and administrative expenses of $451,000 with BBH Géo-Management Inc.

The Company also paid management fees of $583,000, consultant and subcontractor fees of $197,000, travel and lodging expenses of $ 235,116 and share issue costs of $57,000 to this same company.

BBH Géo-Management Inc. is a company that provides the Company with project management and administrative services pursuant to a services agreement. Guy Hébert, the Company’s president, is the sole director of BBH Géo-Management Inc. and controls another company that is the sole shareholder of BBH Géo-Management Inc. Services provided to the Company by executive officers Guy Hébert and Jean-Pierre Lachance are paid for by BBH Géo-Management Inc.

		Annual remuneration (1)			Long-term compensation
					Awards		Payouts
Name and position (a)	Year (b)	Salary $ (c)	Bonus $ (d)	Other annual compensation $ (e)	Securities under option / SAR granted (#) (f)	Restricted shares or restricted units $ (g)	LTIP Payouts (4) $ (h)	All other compensation $ (i)
Guy Hébert, (2) Chef Executive Officer	2006	_	_	_	_	_	_	_
	2005	_	_	_	_	_	_	_
	2004	_	_	_	_	_	_	_
Jean-Pierre Lachance (3) Executive Vice President	2006	_	_	_	_	_	_	_
	2005	_	_	_	_	_	_	_
	2004	_	_	_	_	_	_	_

(1)

The Company did not pay any salary or other form of compensation directly to its executive officers.

(2)

The Company paid $162,374 in 2006, $111,062 in 2005 and $132,125 in 2004 to BBH Géo-Management Inc. for the consulting services of Guy Hébert. These sums are not representative of the amounts actually received by Mr. Hébert from BBH Géo-Management Inc. as salary.

(3)

The Company paid $178,695 in 2006, $102,225 in 2005 and $95,678 in 2004 to BBH Géo-Management Inc. for the consulting services of Jean-Pierre Lachance. These sums are not representative of the amounts actually received by Mr. Lachance from BBH Géo-Management Inc. as salary.

(4)

The Company does not have a long-term incentive plan (LTIP).

During the financial year ended December 31, 2006, the Company granted 100,000 stock options to one executive officer under the terms of the stock option plan, as described in the following table:

Name	Securities under option	Percentage of total options granted to key employees and consultants in the financial year	Exercise price	Market value of the securities under option on the eve of the award	Expiry
Jean-Pierre Lachance, Executive Vice President	100,000	8%	$0.40	$35,000	January 24, 2011

The following table shows the options exercised during the financial year by executive officers and the year-end value of unexercised options at December 31, 2006:

Name	Shares acquired on exercise of options (#)	Aggregate value realized ($) (1)	Unexercised options at year-end -------- // -------- Exercisable / unexercisable	Value of unexercised in-the-money options at year-end -------- // -------- Exercisable / unexercisable
Guy Hébert, President and Director	200,000	152,000 $	300,000/ N.A.	$705,000 / N.A.
Jean-Pierre Lachance, Executive Vice President and Director	200,000	152,000 $	350,000 / N.A.	$802,500 / N.A.
	100,000	79,000 $
	50,000	57,500 $

(1)

Whenever an option is exercised, the aggregate value realized is the difference between the market value on the date of the exercise of the option and the exercise price, multiplied by the number of shares.

Mr. Henri Lanctôt, Secretary is also Partner of Gowling, Lafleur Henderson, LLP, a legal firm which receives payment for legal services and consultations from BBH Géo-Management Inc. on works and duties related to the Company’s business in an amount that did not exceed $100,000 for the last fiscal year.

Liability Insurance

The Company has an insurance policy that provides directors’ and officers’ liability coverage of $5,000,000 per event. The Company paid an annual premium of $18,540 for the policy during the financial year.

Termination of Employment, Change in Responsibilities and Employment Contract

There are no employment contracts between the Company and its executive officers, nor is there any compensatory mechanism that may be triggered in the event of a change of control of the Company or a change in executive officers’ responsibilities pursuant to a resignation, retirement or any other termination of employment with the Company.

Directors’ Fees

The external directors receive fees for each board and audit committee meeting they attend with the exception of those directors who are also executive officers of the Company. Directors’ fees totalled $18,600 for the year ended December 31, 2006. Aside from stock options granted to directors under the stock option plan, directors do not receive any other fee or benefit from the Company.

Loan to Directors and Officer

At the date hereof, no director, nominee as director or officer or anyone associated with them owed any amount to the Company.

The Company does not have a long-term incentive plan (LTIP).

Stock Option Plan

The Company has a stock option plan for its executive officers, directors and consultants. A total of 3,800,000 common shares are reserved for issuance under the plan. The maximum number of options that can be granted to any participant cannot exceed 5% of the issued and outstanding shares of the capital stock. The exercise price of the options granted may not be less than the discounted market price of the common shares on the TSX Venture Exchange at the time the options are granted. The options granted are valid for a period established by the Board of Directors, not to exceed ten years from the date the options are granted.

The Company has no stock appreciation rights (SAR) plan.

Equity Compensation Plan Information as at December 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Stock option plan Equity compensation plans approved by security holders	928,000	$0.37	348,000
Equity compensation plans not approved by security holders	N.A.	N.A.	N.A.
Total:	928,000	$0.37	348,000

(b) Stock options granted during the last financial year

During the year ended December 31, 2006, the Company granted 1,204,000 stock options to officers, directors and key employees and consultants.

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

As at  March 5, 2007, 2,564,000 options had been exercised by directors, officers, key employees and consultants for a total amount of $572,800.

For further details concerning the stock options granted and exercised during the last fiscal year please refer to NOTE 7 OF FINANCIAL STATEMENTS.

Item 11  Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

(a) Security ownership of certain beneficial owners

The Company is a publicly traded Canadian corporation, the shares of which are owned by Canadian residents, U.S. residents and other countries residents. The Company is not owned or controlled, directly or indirectly by any foreign government or any other companies. Ownership is based on information furnished to the Company by its Transfer Agent, Computershare Company of Canada. The Company  does not know of any person owning more than 5% of any class of the small business issuer’s voting securities.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership at March 5, 2007	Percentage of class
	N.A.	N.A.	N.A.

(b) Security ownership of management

The following table sets forth the names and addresses of each of the directors and officers of the Company, their principal occupations and their respective date of commencement of their term with the Company. All directors and officers hold office until the next Annual General Meeting of Shareholders of the Company or until a successor is appointed.

1	2	3	4
Title of class	Name and Position with the Company	Number of Common Shares of the Company Beneficially Owned or Directly/Indirectly Controlled (1) (6)	Percentage of Issued Share Capital (6)
Common shares, escrowed shares, stock options to purchase common shares. common shares indirectly controlled and warrants to purchase shares indirectly controlled.	GUY HEBERT(3)(6) 595 Marie-Victorin Boucherville, Quebec, Canada J4B 1X4 President & Director 2000	4,436,114 shares 25,000 warrants 300,000 stock options (3)	4.16%
Common shares, escrowed shares and stock options to purchase common shares	JEAN-PIERRE LACHANCE,(4)(6) 5146 Nantel St-Hubert, Québec J3Y 2Y4 Executive Vice President and Director 2000	180,050 shares 350,000 stock options (4)	0.16%
Common shares and stock options to purchase common shares	ROBERT DESJARDINS, (2) 236, Notre-Dame, apt. # 5 Repentigny, Quebec, Canada J6A 2R6 Director 2001	200,000 shares	0.18%
Common shares and stock options to purchase common shares	JEAN-GUY MASSE, (2)(6) 775 Chemin Markham Montreal, Quebec, Canada H3P 3A6 Director 2000	68,000 shares 50,000 stock options	0.63%
Common shares and stock options to purchase common shares	HENRI LANCTOT, 247, Trenton ave., Montreal, Quebec, Canada H3P 1Z8 Corporate secretary and director 2007	50,375 shares	0.04%
	Marcel Bergeron (2)	0	0%
Total Common shares, escrowed shares and stock options to purchase common shares and warrants to purchase shares indirectly controlled.		4 934 539 shares 700,000 stock options 25,000 warrants	4.63% (5)

(1)

Information relating to the Shares over which control or direction is exercised was provided by the directors and officers as of March 5, 2007. Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof, based upon information furnished to the Company by individual directors and officers. Unless otherwise indicated, such shares are held directly.

(2)

Member of the Audit Committee

(3)

Includes 137,500 shares held under escrow for a total of 282,000 shares and 300,000 stock options held directly by Guy Hébert. 4,154,114 of the number of shares under the name of Mr. Guy Hébert are held by a company disclosed at Item 12: Certain relationships and related transactions of which Mr. Hébert is president and sole director and these shares are controlled by Mr. Hébert. That same company owns 25,000 shares purchase warrants at the price of exercise of $0.20 per share

(4)

50,000 of the 180,050 shares held by Mr. Lachance are under escrow.

(5)

The directors, officers and other members of management of the Company, as a group beneficially own, directly or indirectly, common shares of the Company, representing 4.63% of the total issued and outstanding securities of the Company as of March 5, 2007.

(6)

Of the number of common shares mentioned in Column 4 of the preceding table, the directors owned each a number of stock options with right to exercise within 60 days as follows: Mr. Hébert, 300,000; Mr. Lachance, 350,000; Mr. Masse, 50,000;

(c)   Changes in control

The Company does not anticipate at this time any changes in control of the Company.

Item 12. Certain Relationships and Related Transactions.

(a)

Related parties transactions

During the year, Strateco Resources Inc. created a new company, Cadiscor Resources Inc., so as to separate its gold and uranium properties. The Company therefore transferred its Discovery, Cameron and Montbray properties along with deferred expenditures with respective carrying values of $312,750 and $3,112,422 in consideration of 20,000,000 shares of Cadiscor Resources Inc. valued at $3,200,172 and $225,000 in cash. The Company then transferred its investment in Cadiscor Resources Inc. to its shareholders through a $3,200,172 reduction in paid-up capital.

Following this operation, a future income tax benefit of $73,000 was credited to contributed surplus.

The Company conducted the following transactions with another company for which a Strateco director also serves as director. On August 1, 2005, the Company and BBH Géo-Management Inc. (“BBH”), a related company, signed an agreement under which BBH will provide the Company with the following services: office space, office and computer equipment, secretarial, management, accounting and legal, geological consulting, investor and regulatory relations and financing services. The agreement is valid for a three-year period ending on July 31, 2008, and provides for a fixed monthly charge of $3,200 for office rent, office equipment and computers that will be reviewed each year on July 31. The estimated amounts to be paid over the next two years are $38,400 in 2007 and $22,400 in 2008, for a total of $60,800.

.	2006	2005
Expenses capitalized under deferred expenditures
Consultants and subcontractors	$197,000	$120,000
Management fees	$583,000	$65,000

General and administrative expenses on the earnings statement
Professional fees	$228,000	$176,000
Legal expenses	$61,000	$67,000
Investor relations	$123,000	27,000
Rent	$39,000	$39,000

Share issue costs accounted for in reduction of capital stock	$57,000	$70,000

Mr. Henri Lanctôt, secretary and director of the Company, is a Partner of Gowling Lafleur Henderson LLP which is also the legal counsel of the Company.

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

Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a) Exhibits

31. Certifications

32. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K.

June 22, 2006 Item 1.01 Approval by shareholders of sale of gold assets to Cadiscor Resources Inc. and approval of Reduction of stated Capital and Distribution of shares to Cadiscor Resources Inc.

August 22, 2006. Item 1.01 Entry into a Material  Definitive Agreement for sale of gold assets to Cadiscor Resources Inc. and Reduction of stated Capital and Distribution of shares to Cadiscor Resources Inc.

February 5, 2007: Item 3.02 Unregistered sales of Equity: Private placement of $25,012,000 and Item 5.02 Departure of directors.

Item 14 Changes in Registrants’ Certifying Accountant

The mandate of PETRIE RAYMOND, LLP, Chartered Accountants  has been renewed on June 20, 2006.

Item 14.

a) Audit Fees

In the last two fiscal years, one firm of accountants rendered to the Company professional services for the total amount of $32,000 for auditing of annual financial statements included in Form 10-KSB, review of quarterly interim financial statements included in the previous Company's Form 10-Q-SB and other services that are normally provided by the accountants in connection with statutory and regulatory filings for that period ("reports").

Services provided by the principal accountant PETRIE RAYMOND, LLP, Chartered Accountants, for the year ending December 31, 2005 and December 31, 2006 services provided by Petrie Raymond LLP concerning the quarterly filings of March, June and September 2006 amounted to $17,000 and the Company estimates the fees to be paid for the annual report filings to $15,000.

March 31, 2005, June 30, 2005, September 30, 2005 and annual reports for year ending December 31, 2005	PETRIE RAYMOND LLP	$31,350
March 31, 2006, June 30, 2006 and September 30, 2006	PETRIE RAYMOND LLP	$17,000
Annual Reports	PETRIE RAYMOND LLP	$15,000

b) Audit-Related Fees

Petrie Raymond, LLP, Chartered Accountants has billed the Company for its registration on the PCAOB in the amount of $1,276.

c) Tax Fees

Aggregate fees billed for tax compliance, tax advice and tax planning in each of the two last fiscal years for professional services rendered by the principal accountants are as follows:

Year ending at December 31, 2005: $3,500.

Year ending at December 31, 2006: $2,500.

d) All other Fees

Other fees: $825

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

Dated: March 21, 2007

/s/ Guy Hébert

_________________________________

Name: Guy Hébert

Title: President and Chief Executive Officer

Financial Statements of

STRATECO RESOURCES INC.

An exploration stage company

For the years ended December 31, 2006 and 2005

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

On the recommendation of the audit committee, the Board of Directors has approved the Corporation’s financial statements for 2006.

/s/ Guy Hébert

/s/ Pauline Comtois

President and Chief Executive Officer

Treasurer

Boucherville, Canada

March 21, 2007

AUDITORS’REPORT

To the Directors of

Strateco Resources Inc.:

We have audited the accompanying balance sheet of Strateco Resources Inc. as at December 31, 2005 and as at December 31, 2006 and the related statements of deferred expenditures, earnings and deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and as at December 31, 2006 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain respects from the accounting principles generally accepted in the United States of America.  Information relating to the nature and aspect of such difference is not available at the date of this report. .

Limited Liability Partnership

Chartered Accountants

Montréal, Canada

Date: March 5, 2007

RESSOURCES STRATECO INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Balance Sheets

Statements of Deferred Expenditures

Statements of Earnings and Deficit

Statements of Cash Flows

Notes to Financial Statements

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 3)	$561,344	$768,601
4.65% term deposit	8,680,857	-
Tax credits receivable	1,476,785	16,984
Sales tax recoverable	315,633	78,776
Subscriptions receivable	-	501,900
Deposits on exploration work	500,000	-
Prepaid expenses	26,437	17,181

	11,561,056	1,383,442

MINING PROPERTIES (Note 4)	459,000	161,750

DEFERRED EXPENDITURES (Note 5)	3,250,585	3,186,251

	$15,270,641	$4,731,443

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued charges (Note 11)	$1,555,924	$590,951
Term loans (Note 11)	-	110,000

	1,555,924	700,951

FUTURE INCOME TAXES (Note 12)	-	24,400

SHAREHOLDERS’ EQUITY
Capital stock (Note 6)	18,962,859	7,898,833
Contributed surplus (Note 8)	1,022,264	170,675
Deficit	(6,270,406)	(4,063,416)

	13,714,717	4,006,092

	$15,270,641	$4,731,443

See notes to financial statements.

ON BEHALF OF THE BOARD

/s/ Guy Hébert, Director

Guy Hébert, Director

/s/ Robert Desjardins, Director

Robert Desjardins, Director

STATEMENTS OF DEFERRED EXPENDITURES

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

	2006	2005

EXPLORATION EXPENSES

Consultants and subcontractors	$3,362,528	$515,958
Professional fees	371,497	14,536
Management fees	584,865	65,030
Travel expenses	217,677	18,407
Supplies and equipment rental	135,604	13,232
General exploration expenses	43,583	5,151

	4,715,754	632,314

Mining duties credits and other related exploration credits	(1,472,454)	-

Write-off of deferred expenditures	(66,544)	(561,020)

NET INCREASE IN EXPLORATION EXPENSES	3,176,756	71,294

BALANCE, BEGINNING OF YEAR	3,186,251	3,114,957

TRANSFERRED EXPLORATION EXPENSES (Note11)	(3,112,422)	-

BALANCE, END OF YEAR	$3,250,585	$3,186,251

See notes to financial statements.

STATEMENTS OF EARNINGS AND DEFICIT

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

	2006	2005

INTEREST INCOME	$264,008	$2,246

GENERAL AND ADMINISTRATIVE EXPENSES

Professional fees	259,745	176,340
Legal and audit expenses	159,563	114,773
Stock-based compensation	244,541	79,600
Directors’ fees	18,600	19,000
Shareholder communications	135,934	55,299
Investor relations	627,947	75,056
Listing and registrar fees	25,558	18,049
Social benefits related to stock options	53,582	-
Travel expenses	9,169	5,552
Rent	38,400	37,000
Insurance	23,734	17,404
Office expenses	24,360	11,848
Taxes and permits	29,517	2,742
Part X11.6 penalty tax	11,075	13,915
Interest, penalties and bank charges	14,129	12,472

	1,675,854	639,050

Write-off of deferred expenditures	66,544	561,020

	1,742,398	1,200,070

LOSS BEFORE INCOME TAXES	1,478,390	1,197,824

FUTURE INCOME TAX (BENEFIT) (Note 12)	728,600	(374,600)

NET LOSS	2,206,990	823,224

DEFICIT, BEGINNING OF YEAR	4,063,416	3,240,192

DEFICIT, END OF YEAR	6,270,406	4,063,416

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$0.03	$0.02

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUSTANDING	82,855,371	48,908,566

See notes to financial statements.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

 (in Canadian dollars)

	2006	2005

CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:

Net loss	$(2,206,990)	$(823,224)

Non-cash items
Stock-based compensation	244,541	79,600
Write-off of deferred expenditures	66,544	561,020
Future income tax	728,600	(374,600)
Changes in non-cash working capital items:
Tax credits receivable	12,653	60,516
Sales tax recoverable	(236,857)	(20,213)
Deposits on exploration work and prepaid expenses	(509,256)	4,575
Accounts payable and accrued charges	307,243	163,467
	(1,593,522)	(348,859)

CASH FLOW FROM (USED IN) INVESTING ACTIVITIES:

Term deposit	(8,680,857)	-
Acquisition of mining properties	(382,000)	(42,000)
Transfer of mining properties (Note 11)	225,000	-
Increase in deferred expenditures	(4,058,024)	(405,478)
	(12,895,881)	(447,478)

CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:

Term loans	(110,000)	110,000
Common share issuance	15,411,589	1,564,650
Common share issue costs	(1,019,443)	(271,286)
	14,282,146	1,403,364

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(207 257)	607,027

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	768,601	161,574

CASH AND CASH EQUIVALENTS, END OF YEAR	$561,344	$768,601

Additional information related to cash flows	2006	2005
Non-cash items related to operating, financing and investing activities:

Acquisition of mining properties in exchange for common shares	$228,000	$32,000
Deferred expenditures included in accounts payable	$952,377	$294,647
Transfer of mining properties and deferred expenditures	$3,200,172	$-
Subscriptions receivable	$-	$501,900
Common share issue costs paid for through the issuance of warrants	$304 140	$-
Cost of future income taxes included in common share issue costs	$-	$399,000

See notes to financial statements.

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

1.

INCORPORATION AND NATURE OF OPERATIONS

The Company is incorporated under the Canadian Business Corporations Act and is engaged in the exploration of properties.

Recovery of amounts indicated under mining properties and the related deferred expenditures are subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to complete development and profitable future production or the proceeds from the sale of such assets. At December 31, 2006, management determined the net accounting value of mining properties to be the best estimate of their net recoverable value. This value may nonetheless be reduced in the future.

2.

SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers cash and term deposits maturing three months or less from their acquisition date as cash and cash equivalents.

MINING PROPERTIES AND DEFERRED EXPENDITURES

Mining properties are recorded at cost. Exploration and development costs are deferred, net of related government assistance. However, when a project is abandoned, the corresponding costs are charged against earnings.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Company accounts for the allocation of share purchase options granted under the stock option plan and also accounts for the allocation of broker warrants as part of certain funding on a fair value basis. Stock options granted to non-salaried persons and broker warrants are accounted for on the basis of their fair value according to the Black-Scholes option price valuation model.

When options and broker warrants are granted, the compensation expenses are applied to the activity concerned and the consideration in contributed surplus.

Any consideration paid by the participants when options and broker warrants are exercised, as well as the contributed surplus created when options and broker warrants are allotted, are credited to capital stock.

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

BASIC AND FULLY DILUTED NET LOSS PER SHARE

The net loss per share is calculated based on the weighted-average number of common shares outstanding during the year.

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with generally recognized accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and current expenditures, the recoverable values for mining property and deferred exploration expenses, the environmental liability provisions and the presentation of future liabilities. Actual results could differ from these estimates.

3.

CASH AND CASH EQUIVALENTS

	2006	2005

Cash	$59 220	$-

Restricted cash	-	768 601

4.19% term deposit	502 124	-

	$561 344	$768 601

Restricted cash for exploration work is provided from flow-through public and private financings. In accordance with the financings realized as at December 31, 2005, the Company undertook to incur $1,288,200 in exploration expenses before December 31, 2006 on the gold projects Discovery and Cameron and on the uranium projects Matoush, Eclat and Mont-Laurier Uranium. All of this amount has been incurred as at June 30, 2006 ($12,667 during fiscal year 2005).

4.

MINING PROPERTIES

	2006	2005

Discovery and Cameron	$-	$87,750
Mont-Laurier Uranium	10,000	10,000
Matoush	337,000	47,000
Eclat	112,000	17,000
	459,000	161,750

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

5.

DEFERRED EXPENDITURES

	Balance at December 31, 2005	Exploration expenses	Write-down	Balance at December 31, 2006

Mining properties

Discovery	$2,333,381	$54,294	$(2,387,675)	$-
Cameron	632,028	156,963	(788,991)	-
Mont-Laurier Uranium	21,927	131,135	-	153,062
Matoush	186,236	2,804,229	-	2,990,465
Beaver Lake Area	2,300	-	(2,300)	-
Eclat	4,860	96,679	-	101,539
Prospecting	5,519	-	-	5,519
	$3,186,251	$3,243,300	$(3,178,966)	$3,250,585

	Balance at December 31, 2004	Exploration expenses	Write-down	Balance at December 31, 2005

Mining properties

Discovery	$2,075,647	$257,734	$-	$2,333,381
Cardinal	559,005	2,015	(561,020)	-
Cameron	475,811	156,217	-	632,028
Mont-Laurier Uranium	-	21,927	-	21,927
Matoush	-	186,236	-	186,236
Beaver Lake Area	-	2,300	-	2,300
Eclat	-	4,860	-	4,860
Prospecting	4,494	1,025	-	5,519
	$3,114,957	$632,314	$(561,020)	$3,186,251

6.

CAPITAL STOCK

AUTHORIZED

An unlimited number of common shares without par value.

An unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors.

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

6.

CAPITAL STOCK (CONT’D)

	December 31, 2006		December 31, 2005
	Common shares	Amount	Common shares	Amount
ISSUED AND FULLY PAID
Balance, beginning of year	61,771,257	$7,898,833	48,286,119	$6,826,869

In consideration of mining properties	500,000	228,000	300,000	32,000
In cash
- Private placements	15,700,000	10,760,000	8,778,274	422,050
- Flow-through financings
- Exercise of warrants	15,878,110	3,616,889	-	-
- Exercise of stock options	2,524,000	532,800	4,406,864	1,288,200
Reduction of paid-up capital (Note 11)	-	(3,200,172)	-	-
Amounts from contributed surplus (Note 8)
- Exercise of warrants	-	257,139	-	-
- Exercise of stock options	-	192,953	-	-
Issue costs
- Professional fees	-	(1,019,443)	-	(271,286)
- Attribution of warrants	-	(304,140)	-	-
- Future income taxes	-	-	-	(399,000)

Balance, end of year (a)	96,373,367	$18,962,859	61,771,257	$7,898,833

(a)

187,500 common shares are escrowed and cannot be transferred, mortgaged, pledged or otherwise disposed of without the consent of the Autorité des Marchés financiers (Québec Securities Commission).

WARRANTS

At December 31, 2006, there were 5,143,500 warrants outstanding (8,842,009 in 2005), each entitling its holder to purchase one share of the Company. Changes to the warrants are shown in the following table:

	2006		2005
	Number	Weighted-average strike price	Number	Weighted-average strike price

Balance, beginning of year	8,842,009	$0.20	4,005,816	$0.23
Issued	12,800,000	$0.61	6,763,276	$0.18
Exercised	(15,878,110)	$0.23	-	$ -
Expired	(620,399)	$0.24	(1,927,083)	$0.24
Balance, end of year	5,143,500	$1.12	8,842,009	$0.20

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

6.

CAPITAL STOCK (CONT’D)

See notes to the following table.

The strike prices and the expiry dates of the warrants are shown in the following table:

Strike price	Number		Expiry
$1.50	3,600,000	(1)	November 30, 2007
$0.20	523,500		January 18, 2008
$0.26	1,020,000	(2)	February 8, 2008
	5,143,500

(1)

As of October 21, 2006, the Company may notify holders of warrants of its intention to force the exercise of warrants should the shares of the issuer trade on the TSX Venture Exchange at a price equal to or greater than $1.70 per share for a period of 20 consecutive trading days. On receipt of such notice, the holder will have 30 calendar days to exercise the warrants, after which they will expire.

(2)

As of September 10, 2006, the Company may notify holders of warrants of its intention to force the exercise of warrants should the shares of the issuer trade on the TSX Venture Exchange at a price equal to or greater than $0.50 per share for a period of 20 consecutive trading days. On receipt of such notice, the holder will have 30 calendar days to exercise the warrants, after which they will expire.

During the year ended December 31, 2006, 11,600,000 warrants (6,763,276 in 2005) were issued pursuant to private placements.

During the year ended December 31, 2006, 15,878,110 warrants (no warrants in 2005) were exercised.

During the year ended December 31, 2006, the Company granted 1,200,000 broker’s warrants (none in 2005). The fair value of each warrant granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the warrants granted was $0.2534 per warrant.

The following weighted-average assumptions were used in the calculations:

	2006	2005

Risk-free interest rate	2.68%	2.3%
Expected weighted average life	1 year	21 months
Expected volatility	102%	76%
Expected dividend	0.0%	0.0%

An amount of $304,140 was recognized in the share issue costs and credited to Contributed surplus..

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

7.

STOCK OPTION PLAN

The Company has a stock option plan for its officers, directors and key employees. A total of 3,800,000 common shares are reserved for issuance under the plan. The maximum number of options that can be granted to any participant cannot exceed 5% of the issued and outstanding shares of the capital stock. The price of the options granted may not be less than the market price of the common shares on the TSX Venture Exchange at the time the options are granted. The options granted are valid for a period established by the board of directors, not to exceed five years from the date the options are granted.

Changes to the stock options under the plan are shown in the following table:

	2006		2005
	Number of options	Weighted-average strike price	Number of options	Weighted-average strike price
Balance, beginning of year	2,248,000	$ 0.19	2,298,000	$0.19
Granted (1)	1,204,000	$ 0.37	1,648,000	$0.18
Exercised	(2,524,000)	$ 0.21	-	-
Expired	-	-	(1,648,000)	$0.18
Cancelled	-	-	(50,000)	$0.20
Balance, end of year	928,000	-	2,248,000	$0.19

(1)

1,204,000 stock options were granted during the year ended December 31, 2006 at $0.14, $0.30, $0.38, $0.40, $0.85, $1.00 and $1.50 per share. These options must be exercised within five years from the date the options are granted or no later than November 21, 2011.

The outstanding stock options and the stock options exercisable as at December 31, 2006 are shown in the following table:

Options outstanding			Options exercisable
Weighted-average strike price	Number	Weighted-average remaining contractual life (years)	Weighted-average strike price	Number
$0.20	569,000	3.92	$0.20	569,000
$0.38	25,000	4.17	$0.38	25,000
$0.40	175,000	4.01	$0.40	175,000
$0.85	100,000	4.65	$0.85	100,000
$1.00	50,000	4.37	$1.00	50,000
$1.50	9,000	4.86	$1.50	9,000
	928,000			928,000

During the year ended December 31, 2006, the Company granted 1,204,000 stock options (1,648,000 stock options in 2005) to officers, directors and key employees. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.2031 per option ($0.0483 per option in 2005).

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

7.

STOCK OPTION PLAN (CONT’D)

The following weighted-average assumptions were used in the calculations:

	2006	2005

Risk-free interest rate	2.64%	2.0%
Expected weighted average life	1 year	2 years
Expected volatility	127%	93%
Expected dividend	0.0%	0.0%

An amount of $244,541 ($79,600 in 2005) was recognized in earnings and credited to Contributed surplus.

8.

CONTRIBUTED SURPLUS

	2006	2005

Balance, beginning of year	$170 675	$91 075

Awards
- Warrants (Note 6)	304 140
- Stock options (Note 7)	244 541	79 600
Exercise of securities
- Warrants	(257 139)	-
- Stock options	(192 953)	-
Related party transaction (note 11)	753 000	-

Balance, end of year	$1 022 264	$170 675

9.

COMMITMENTS AND CONTINGENCIES

MINING PROPERTIES

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

In April 2000, the Company entered into an agreement undertaking to respect all Altavista Mines Inc.’s rights and obligations in relation to the Quénonisca agreement with SOQUEM dated February 26, 1996.

The property now consists of 33 mining claims covering a total area of 1,799 hectares.

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

9.

COMMITMENTS AND CONTINGENCIES (CONT’D)

Eclat Property

On July 6, 2005, the Company signed a letter of intent with Vija Ventures Corporation granting the Company an option to acquire a 100% in the uranium Eclat property in the Otish Mountains of northern Québec.

The agreement provides for the Company to acquire its 100% interest in the Eclat property on all minerals except diamonds by making payments totalling $150,000 over four years, including $7,000 paid on signature of the agreement, $7,000 on the first anniversary, $20,000 on the second anniversary in 2007, $20,000 on the third anniversary in 2008 and $96,000 on the fourth anniversary in 2009; by incurring $500,000 in exploration expenditures over four years; and by issuing 600,000 common shares of the Company over three years, including 100,000 on approval of the agreement by the TSX Venture Exchange, 100,000 on the first anniversary, 200,000 on the second anniversary in 2007 and 200,000 on the third anniversary in 2008. The property is also subject to a 2% NSR.

SERVICES AGREEMENT

On August 1, 2005, the Company and BBH Géo-Management Inc. (“BBH”), a related company (Note 11), signed an agreement under which BBH will provide the Company with the following services: office space, office and computer equipment, secretarial, management, accounting and legal, geological consulting, investor and regulatory relations and financing services. The agreement is valid for a three-year period ending on July 31, 2008, and provides for a fixed monthly charge of $3,200 for office rent, office equipment and computers that will be reviewed each year on July 31. The estimated amounts to be paid over the next two years are $38,400 in 2007 and $22,400 in 2008, for a total of $60,800.

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

10.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of short term financial instruments is assumed to be equal to book value according to their next maturity and the normal market conditions that they entail.

11.

RELATED-PARTY TRANSACTIONS

On August 17, 2006, Strateco Resources Inc. created a new company, Cadiscor Resources Inc., so as to separate its gold and uranium properties. The Company therefore transferred its Discovery, Cameron and Montbray properties along with deferred expenditures with respective carrying values of $312,750 and $3,112,422 in consideration of 20,000,000 common shares of Cadiscor Resources Inc. valued at $3,200,172 and $225,000 in cash. The Company then transferred its investment in Cadiscor Resources Inc. to its shareholders through a $3,200,172 reduction in paid-up capital.

Following this operation, a future income tax benefit of $753,000 was credited to contributed surplus.

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

11.

RELATED-PARTY TRANSACTIONS (CONT’D)

During the year, consultant and subcontractor fees of $197,000 ($120,000 in 2005) and management fees of $583,000 ($65,000 in 2005), included in the Statements of deferred expenditures, were paid to BBH Géo-Management Inc, an officer of which is also officer of the Company.

In the Statements of earnings, the general and administrative expenses of $451,000 ($309,000 in 2005) were paid to the same company.

In addition, share issue costs of $57,000 ($70,000 in 2005) were paid to the same company (Note 6).

In 2005, the Company had tow term loans to repay totalling $110 000, bearing interest at 8%. Of the total, $50 000 must be paid to the same company, and $60,000 to another company belonging to an officer of the Company.

At December 31, 2006, accounts payable and accrued charges included an amount of $344,000 ($233,000 in 2005) to be paid to the same company.

12.

INCOME TAXES

The income tax allowance differs from the amount resulting from the application of the combined Canadian statutory income tax rate as follows:

	2006	2005

Loss before income taxes	$1,478,390	$1,197,824
Combined Canadian statutory income tax rate	30.23%	31.02%

Income tax benefit at the combined Canadian statutory income tax rate	(446,917)	(371,565)
Shares issue costs	(186,700)	(67,150)
Stock-based compensation	73,925	24,691
Change in valuation allowance	1,469,500	(140,791)
Non-deductible expenses and others	(181,208)	180,215
Future income tax benefit	$728,600	$(374,600)

The combined Canadian statutory income tax rate of 30.23% consists of a federal tax rate of 22.12% and a provincial rate of 8.11% (22.12% federal tax rate and 8.9% provincial rate in 2005).

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

12.

INCOME TAXES (CONT’D)

The tax effects of temporary differences giving rise to material future income tax assets and liabilities as at December 31, 2006 and 2005 are as follows:

		2006	2005
Future income tax asset:

Net operating losses		$1,316,200	$901,600
Financial expenses		326,900	140,200

		1,643,100	1,041,800

Less: valuation allowance		1,469,500	-

Total future income tax asset		$173,600	$1,041,800

Future income taxes:

Mining properties and deferred expenditures		$173,600	$1,066,200

Future income taxes	$	Nil	$24,400

As at December 31, 2006, the Company had losses other than capital losses and unused share issue costs that could be deferred to later periods and used to reduce future taxable income. These losses and share issue costs expire as follows:

	Federal	Provincial
Losses other than capital losses:
2007	$168,682	$168,682
2008	$242,843	$218,843
2009	$527,029	$479,019
2010	$537,046	$516,928
2011	$643,103	$643,055
2015	$710,408	$654,465
2026	$1,547,059	$1,612,832
Share issue costs:
2007	$335,940	$335,940
2008	$299,067	$299,067
2009	$242,382	$242,382
2010	$203,887	$203,887

13.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the financial statements’ presentation adopted in the current year.

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

14.

SUBSEQUENT EVENTS

On January 9, 2007, the Company granted 45,000 stock options to a key employee at $2.38 per share.

On January 31, 2007, in the context of a private placement with a syndicate of underwriter led by Orion Securities Inc. and including Dundee Securities Corporation, Blackmont Capital and Sprott Securities Inc., the Company sold 9,620,000 units at $2.60 per unit. Each unit consists of a common share and half a warrant. The Company issued 9,620,000 common shares and 4,810,000 warrants for total proceeds of $25,012,000. Each whole warrant entitle its holder to purchase one common share at $3.50 for a 24-month period following the closing date. As part of the private placement, the underwriters received a cash fee equal to 6% of the gross proceeds of the financing ($1,500,720). The underwriters also received broker’s options equal to 6% of the total number of units sold under the offering (577,200 units). Each broker’s option enables the underwriters to purchase one unit at the issue price until January 31, 2009. At any time after June 1, 2007, the Company may notify holders of warrants and broker’s options of its intention to force the exercise of warrants and broker’s options should its shares trade on the TSX Venture Exchange at a price equal to or greater than $4.50 per share for a period of 20 consecutive trading days. The net proceeds of the private placement will be used to finance additional exploration work on the Company’s Matoush and Mont-Laurier projects in Québec and for general working capital purposes.

On February 5, 2007, the Company granted 100,000 stock options to a consultant at a price of $2.60 per share.

As at March 5, 2007, 512,500 warrants and 40,000 stock options had been exercised, pursuant to which the Company had issued 552,500 common shares for a total of $385,250.

15.  THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

This information will be completed upon amendment of the report.

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

		2006	2005

Net loss per Canadian GAAP, as reported	$	●	$823,224

Properties and deferred expenditures (1)		●	145,294
Deferred tax expenses (recovery) (2)			(296,418)

Net loss and comprehensive income for the year, according to U.S. GAAP	$	●	$672,100

Net loss per share per Canadian GAAP, as reported		●	0.02

Effect of adjustments:
Properties and deferred expenditures (1)		●	-
Deferred tax expenses (recovery) (2)		●	(0.01)

Loss per share, according to U.S. GAAP	$	●	$0.01

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

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2006 would be to decrease properties by $● to $0 ($161,750 in 2005 to $0), decrease deferred expenditures by $● to $0 ($3,186,251 in 2005 to $0), increase long-term liability by $● ($380,843 in 2005) and decrease shareholders’ equity by $● ($3,728,844 in 2005).

The effect on the statement of cash flows would be a further decrease of $● ($447,478 in 2005) in cash flows from operating activities and a decrease of $● ($447,478 in 2005) in cash flows used in investing activities.