Form 10QSB
period 2007-03-31
STRATECO RESOURCES INC
filed 2007-05-15
CIK 1178672

OMB APPROVAL

OMB Number: 3235-0416

Expires: April 30, 2007

Estimated average burden

hours per response . . . . . .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

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

106,857,367 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]

 No [ X ]

_____________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending March 31, 2007 for the following reasons:

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

_____________________________________________________________________________________

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of March 31, 2007 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) During the period from January 1st, 2007 to March 31, 2007, the Company has obtained new proceeds from the exercise of warrants and stock options in a total amount of $385,250. The Company spent a total of $3,215,619 deferred expenditures on properties and $0 on acquisition of properties. The Company had completed the spending of flow-through proceeds as of December 31, 2006 and the financing obtained on January 31, 2007 did not imply any flow-through securities.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holders.

Private placements in Canada, U.S. and outside North America

During the first quarter, the Company did realize a private financing in the amount of $25,012,000 and obtain additional financing from the exercise of stock options in the amount of $40,000 and the exercise of warrants for an amount of $345,250. Of these amounts, the Company grossed net proceeds in the approximate amount of $23,827,250.

On January 31, 2007, the Company closed a private placement through underwriters with Orion Securities Inc acting as lead underwriter for a total financing of $25,012,000. The Company issued a total of 9,620,000 units at the price of $2.60 per unit. Each unit consists of one common share and half of one warrant to purchase a common share for a total of 9,620,000 common shares and 4,810,000 warrants to purchase one common share at the price of $3.50 for a period of 24 months until January 31, 2009. However if the closing price of the common shares of the Company is equal to or greater than $4.50 for 20 consecutive trading days at any time after June 1, 2007, upon 30 days notice from the Company, it may accelerate the expiry of the Warrants.

This placement was made with sixty (60) subscribers, thirty-four (34) from the Province of Ontario, six (6) from the Province of British-Columbia, six (6) from the Province of Quebec, one (1) from the Province of New-Brunswick and thirteen (13) from different countries outside of Canada including only one in the United States of America. Each subscriber qualified as an accredited investor.

The Company issued also an aggregate of 577,200 compensation options. Each compensation option gives the right to the underwriter to acquire one unit. Each unit has the same conditions than those subscribed by the investors. The Company also paid to the Underwriters a total cash remuneration representing 6% of the gross proceeds or $1,500,720.

This private placement with accredited investors took place in Canada, in the reporting period and was an exempted transaction not requiring the filing of registration statement pursuant to Sections 4 and 5 of Securities Act of 1933. The Company’ securities are not traded on an Exchange in the United States and was not the object of public offering or advertising in the United States.. The Company filed with the SEC a Form D pursuant to Regulation D dated February 13, 2007 since one accredited investor was residing in the Unites States.

The Company was at the time of this private placement under the jurisdiction of the Quebec Securities Commission. The Company was exempted to file a prospectus for the private placement according to the rules and regulations of the Quebec’s Law on moveable securities and Quebec’s Rules and regulations on moveable securities and obtained the authorization from the TSX Venture Exchange.

Exploration works and use of proceeds on Exploration

In the field, the Company had to meet the major challenge of building, improving and maintaining the Matoush winter road in order to bring in a year’s supply of fuel (750,000 litres), all the materials required to build a new 45-person camp, two additional drills and various other equipment.

Thanks to the contractor familiar with the road, favourable weather conditions and a dedicated team of consultants, everything was completed within six weeks. The camp, due to be operational by mid-June, was ready for use on April 16, 2007.

Exploration work resumed in the second week of January, at the end of the holiday period, and consisted primarily of drilling. Between January 10 and April 9, a total of 7,361 metres were drilled in 17 holes, MT-07-01 to MT-07-17.

With the exception of holes MT-07-01, MT-07-09 and MT-07-15, drilling in the first quarter of 2007 took place mainly on the ACF in the southern extension of AM-15 (between -200 m and -260 m). Five of these holes, MT-07-12, 13, 14, 16 and 17, were drilled on the lake.

Hole MT-07-01 was drilled to test the possible continuity of the mineralization in the CBF below holes MT-06-32 and 33, which had revealed the presence of uranium mineralization in the CBF, with MT-03-32 returning  1.65% U308 over 5.5 metres.

Holes MT-07-09 and MT-07-15 were both drilled at depth, with MT-07-09 targeting the discordant contact and MT-07-15 the fault at a vertical depth of -600 metres.

To date, chemical analyses have been received for the first eight holes drilled in 2007, MT-07-01 to MT-07-08. These holes are part of the 30,000-metre drilling program underway for 2007.

The results of chemical analysis once again confirm the strength of the system, with high grades over substantial widths. Hole MT-07-03, returned a grade of 2.00% U3O8 over 16 metres, representing 40 lb/ton U3O8 over 53 feet. This intersection included 4.02% U3O8 over 3.55 metres (80 lb/ton). At the current price of US $113.00 for a pound of U3O8, this intersection represents a value of approximately US $4,500/ton .

The pierce point for MT-07-03 was at the same vertical depth, 50 metres south of MT-06-30, which had returned a grade of  2.1% U3O8 over 12.4 metres (42 lb/ton U3O8 over 41 feet).

Holes MT-07-05 and 06 were drilled on the same section, 50 metres south of AM-15 in the lower portion of the ACF, and intersected 2.03% U3O8 over 5.4 metres (40.6 lb/ton) and 0.53% U3O8 over 13.95 metres (10.6 lb/ton) respectively, the latter including 2.94% U3O8 over 3.75 metres (58.8 lb/ton).

Hole MT-07-01 is of particular interest, with chemical analysis indicating the presence of uranium mineralization in the CBF, 30 vertical metres above the upper ACF contact. The intersection returned 0.43% U3O8 over 0.70 metres, for a value of over US $950/ton. Given these results, the CBF above the -200 metre level, considered to be much less rich that the ACF, will be tested by drilling on a loose grid.

In the third week of February, Strateco began drilling Hole MT-07-09, the first hole drilled down to bedrock on the Matoush property. The hole is 1,296 metres long in total, and was completed on March 21, 2007. . The bedrock (discordance) was intercepted at a vertical depth of 792 metres instead of the expected 950 metres. Furthermore, the Matoush fault was indeed intersected in the bedrock. Before reaching bedrock, Hole MT-07-09 passed through over 400 vertical metres of ACF, a quartz pebble conglomerate, and finally, about nine vertical metres of regolite. The bedrock consists of gneiss and foliated tonalite.

The core was examined by Réjean Girard, a geologist with IOS Géoscientifique, the consulting firm that is supervising the exploration work on Matoush. His comments attest to similarities with the geological environment of the bedrock-sedimentary contact found in the prolific Athabaska Basin: “The regolite is very well developed over a minimum of nine metres at the bedrock-sedimentary contact. The alteration is dominated by argilization. This alteration also affects the conglomerate matrix and overlying sandstones, as well as the presence of an indeterminate mineral, possibly a sulphate. Ferruginous oxidation is not well developed. Based on the available information, these alterations appear similar to those seen beneath the Athabaska Basin in Saskatchewan. These types of alteration are very significant.”

The second deep hole, Hole MT-07-15, reached its target, which was the intersection of the Matoush fault at a depth of -600 metres. The hole intersected weak uranium mineralization.

Drilling is ongoing at an accelerated pace. Strateco now has three operational drills on site. Unlike many other companies, Strateco is continuing to drill through the thaw period. Among other things, this will provide the geological data required for the Canadian National Instrument 43-101-compliant resource estimate scheduled for the summer of 2007.

The Company also began a scoping study, built a 45-man camp and foresees exploration programs on Matoush property that will extend over an 18-month period beginning in January 2007. A budget of $25,000,000 has been allocated to these activities which should be completed by June 2008.

Given the peculiarities of uranium as compared to gold and base metals when it comes to mining and permitting, the Company has hired a seasoned team of consultants with expertise in this unique sector.

The environmental impact study, a critical element of the scoping study, has been assigned to Golder Associates Ltd. Golder is known for its experience in this field, particularly with regard to uranium. The team consists of three senior consultants from the Saskatoon office in the province of Saskatchewan, Canada who have many years of experience .

For the period between January 1st, 2007 and March 31, 2007 the Company conducted exploration works of the issuer’s net offering proceeds on the Matoush property that amounted at $3,007,864 representing 13% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Matoush Property can be consulted in the preceding paragraphs. The exploration works on Eclat Property, amounted to $55 and on Mont-Laurier Uranium amounted to $207,700 or each respectively for less than 5% of the net offering proceeds.

Director’s fees

The Company paid to all Company’s directors except Mr. Guy Hébert and Mr. Jean-Pierre Lachance for their presence to the Directors’ meetings fixed fees in the total amount of $3,200 for the period from January 1st, 2007 to March 31, 2007.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Security Holders during the period.

Item 5. Other information

On March 21, 2007 Mr. Marcel Bergeron, C.A., agreed to replace Ms. Bélanger as director and member of the Audit Committee. Also, on April 26, 2007, the board of directors appointed Pauline Comtois, CGA, as the Company’s Chief Financial Officer.

Item 6. Exhibits

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On February 5, 2007, the Company filed a Form 8 K, pursuant to Item 3.02 Unregistered Sales of Equity, the Company described in details the financing obtained in the amount of $25,012,000 through a private placement referred to above in section: .Private placement in Canada, U.S. and outside North America. Pursuant to Item 5.02 Departure of Directors or Certain Officers; Election of Directors, the Company notified of the decease of Mrs. Francine Bélanger, director and Member of the Audit Committee, the resignation of Mr. Claude Hubert and the appointment of Mr. Henri Lanctôt in replacement of Mr. Claude Hubert.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date: May 10, 2007

/s/ Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer.