Form 10KSB/A
period 2006-12-31
STRATECO RESOURCES INC
filed 2007-07-05
CIK 1178672

10KSB form10ksb.htm FORM 10-KSB

OMB Number: 3235-0420

Expires: April 30, 2009

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A1

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

DOCUMENTS INCORPORATED BY REFERENCE

Part II

Item 7: Financial Statements of an exploration stage company

The Company, an exploration stage company, incorporates for reference to the present document the Strateco Resources Inc. consolidated audited financial statements for the fiscal year ending December 31, 2006 and audited financial statements for the fiscal year ending December 31, 2005 that include the report of U.S. GAAP reconciliation at Note 15. These financial statements follow the signature page of the present document.

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

A new letter of intent was signed with Ditem on February 21, 2006, giving the Company a 100% interest in the Matoush property under the following terms:

- Upon signature of the letter of intent	$ 10,000
- Within five days following approval of the transaction by regulatory authorities	$ 140,000
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

The results obtained on the AM-15 zone, confirmed the high-grade potential over notable widths.

The results obtained included the following holes.

MT-06-04	1.01% U3O8	14.1 m. – 20.2 lb/ton
MT-06-05	1.54% U3O8	9.5 m. – 30.8 lb/ton
MT-06-09	1.68% U3O8	5.6 m. – 33.6 lb/ton
MT-06-10	1.12% U3O8	10.8 m. – 22.4 lb/ton
MT-06-30	2.10% U3O8	12.4 m. – 42.0 lb/ton
MT-06-35	2.13% U3O8	15.2 m. – 42.6 lb/ton

These results compare favourably to Hole AM-15 drilled by Uranerz in the early 1980s (0.95% U3O8 over 16 metres). The first holes drilled by the Company in March 2006, particularly Hole MT-06-02, which was a duplicate of Hole AM-15, returned 0.74% U3O8 over 18.2 metres. Note that the section of 0.95% U3O8 over 16 metres includes an high grade of 20.4% U3O8 over 0.5 metre. The first 29 holes drilled by the Company did not intersect high grades. However, Hole MT-06-30 with a pierce point 50 metres north of Hole AM-15 in the upper ACF and Hole MT-06-35 with a pierce point in the lower ACF, 42 metres from Hole MT-06-30 and 25 metres from Hole AM-15, confirmed the existence of high grades, with 16.6% U3O8 over 0.3 metre for MT-06-30 and 11.16% U3O8 over 0.9 metre for MT-06-35. Intersections for holes MT-06-30 (2.10 % U3O8 over 12.4 metres) and MT-06-35 (2.13% U3O8 over 15.2 metres) proved to be the best to date for the property as a whole. Radiometry on the core showed counts-per-second (“cps”) of up to 65,000.

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

 -

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

First, in mid-June 2006, a helicopter-borne geophysical survey was done over the entire property. The radiometry, Mag and VLF survey was flown along lines spaced at 100 metres, totalling 885 line-kilometres. Various anomalous zones were identified.

The radiometry anomalies, particularly the uranium anomalies, are primarily concentrated along a 200- to 1,000-metre wide, northeast striking band that crosses the entire property. This band of anomalies covers a distance of over 14 kilometres. The two most strongly-anomalous areas are in the north and south of the property.

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

 The 2,500-metre drilling program that started on December 6, 2005, on the Cameron property was completed on January 26, 2006. In all, 10 holes were drilled for a total of 2,547 metres. The holes intersected the Cameron structure at vertical depths of between -100 and -290 metres. Hole CAM-05-11, 700 metres to the west of Hole CAM-03-02, drilled in December 2003, returned an intersection of 6.18 g/t Au over 0.4 metre in a carbonatized andesite with centimetre-sized calcite veinlets containing 5% sphalerite.

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

On February 13, 2006, the Company signed another letter of intent with GéoNova to acquire a 100% interest in the Discovery and Cameron projects. The terms were as follows:

- Upon signature of the letter of intent (firm and non-refundable);	$ 25,000
- Within five days of Strateco’s annual meeting, and no later than May 30, 2006;	$ 200,000
- Following completion of the initial public offering (“IPO”) of a new company Cadiscor Resources Inc., into which the property will be transferred no later than August 30, 2006;	$ 275,000

-

At Strateco’s option, either $1,000,000 in common shares of Cadiscor Resources Inc. which will be qualified in the IPO prospectus to be issued to GéoNova or $1,000,000 to be paid in cash no later than August 30, 2006;

A 2% NSR on all of the property claims. The royalty is redeemable for $1,000,000.

On August 17, 2006, Strateco has upon realisation of these three conditions transferred all of its 100 % interest in the mining claims for the Discovery and Montbray properties at Cadiscor Resources Inc.

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

On the East lens, the intersections obtained indicated a 150-metre by 75-metre core with sub-vertical longitudinal elongation. The East lens remains open at depth.

Drilling on the West lens was aimed at the -200 to -500 metre level.

Wildcat hole BD-03-76, drilled 600 metres to the east of the East lens on an unexplored section of the property led to the discovery of the 600 sector. Three mineralized lenses were intersected, two of which returned interesting results.

In October 2003, SRK performed a new resource estimate using geo-statistical methods. The estimate was prepared in compliance with Canadian National Instrument 43-101 and was preceded by a detailed review of the entire database.

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

As of August 2006, all mineral titles of the Cameron Property have been transferred from the Company to Cadiscor Resources Inc. pursuant to an agreement to purchase and sale dated May, 10, 200 and assumption of the Company’s obligations toward GéoNova by Cadiscor Resources Inc.

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

TABLE 4

Drilling program - Winter 2005-2006

Drill Hole	Section	Station	Az (UTM)	Dip	Length (m)
CAM-05-10	1+00 S	L05E	N045°	-50.0°	284.0
CAM-05-11	0+15 S	L01W	N035°	-50.0°	322.0
CAM-05-12	15+85 S	L11W	N042°	-50.0°	300.0
CAM-05-13	0+35 S	L08W	N215°	-50.0°	303.0
CAM-06-14	0+50 S	L03+80E	N043°	-60.0°	275.0
CAM-06-15	1+75 S	L05E	N045°	-60.0°	411.0
CAM-06-16	1+15 S	L06+50E	N045°	-50.0°	186.0
CAM-06-17	1+50 S	L07E	N040°	-60.0°	48.0
CAM-06-18	1+50 S	L07E	N045°	-50.0°	249.0
CAM-06-19	1+25 S	L08E	N045°	-50.0°	169.0
			Total 10 drill holes		**2,547.0**

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

	2006	2005	2004
Rate at end of Period	1.1652	1.1656	1.2034
Average Rate During Period	1.131	1.2115	1.3016
High Rate	1.172	1.2703	1.3970
Low Rate	1.099	1.1507	1.1775

The high and low exchange rates for each month during the previous six months are as follows:

	September	October	November	December	January	February
	2006	2006	2006	2006	2007	2007
High rate	$ 1,1272	$ 1,1384	$ 1,1474	$ 1,1652	$ 1,1824	$ 1,1852
Low rate	$ 1,1052	$ 1,1154	$ 1,1275	$ 1,1415	$ 1,1647	$ 1,1609

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

	High	Low	Volume
2000
November 7, 2000 to December 31, 2000	$ 0.40	$ 0.11	1,458,375
2001
First Quarter	$ 0.28	$ 0.11	646,741
Second Quarter	$ 0.25	$ 0.12	446,125
Third Quarter	$ 0.18	$ 0.10	216,750

Canadian Venture Exchange (CDNX) now called TSX Venture Exchange

The Company’s shares are listed on the Canadian Venture Exchange (CDNX), from October 1, 2001 to May 15, 2002 as Strateco Resources inc. (RSC). Since May 1, 2002 Canadian Venture Exchange (CDNX) is called TSX Venture Exchange.

	High	Low	Volume
2001
Fourth Quarter	$ 0.350	$0.110	1,317,805
2002
First Quarter	$ 0.300	$ 0.120	1,724,608
Second Quarter	$ 0.290	$ 0.140	2,494,500
Third Quarter	$ 0.210	$ 0.140	704,700
Fourth Quarter	$ 0.190	$ 0.120	2,227,000
2003
First Quarter	$ 0.210	$ 0.100	3,268,900
Second Quarter	$ 0.140	$ 0.070	1,825,600
Third Quarter	$ 0.155	$ 0.090	2,908,500
Fourth Quarter	$ 0.190	$ 0.120	7,377,600
2004
First Quarter	$ 0.220	$ 0.130	7,652,400
Second Quarter	$ 0.200	$ 0.125	2,795,600
Third Quarter	$ 0.180	$ 0.120	1,551,000
Fourth Quarter	$ 0.140	$ 0.090	3,672,200
2005
First Quarter	$ 0.145	$ 0.075	1,613,000
Second Quarter	$ 0.150	$ 0.070	1,682,900
Third Quarter	$ 0.125	$ 0.060	2,260,400
Fourth Quarter	$ 0.195	$ 0.075	9,092,011
2006
First Quarter	$ 0.920	$ 0.165	55,573,549
Second Quarter	$ 1.800	$ 0.880	81,566,000
Third Quarter	$ 1.330	$ 0.920	28,079,772
Fourth Quarter	$ 3.120	$ 0.700	124,821,769
2007
January 1, 2007 to March 15, 2007	2.17	3.89	53,810,058

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

Date of offering in Canada and foreign countries (8)	Offering	Amount of offering	Number of shares	Price per share/Units	Number of warrants to purchase shares or remuneration options	Price of exercise of warrants	Dates of expiry
2006-01-18 (1)	Accredited investors	$ 210,000	1,500,000	$ 0.14	1,500,000	$ 0.20	08-01-17
2006-02-09 (2)	Accredited investors	$ 1,200,000	6,000,000	$ 0.20 per unit	6,000,000	$ 0.26	08-02-08
2006-02-09	Quest Securities Corporation				1 broker warrant (3)	$ 0.20 per broker unit	08-02-08
2006-04-18(4)	Accredited Investors in Germany and Sweden	$ 350,000	1,000,000	$ 0.35	500,000	$ 0.50	07-10-18
2006-05-31(5)	Accredited investors in Canada and Europe	$ 9,000,000	7,200,000	$ 1.25	3,600,000 (5)	$ 1.50	07-11-30
Total 2006		$ 10,760,000	15,700,000		11,600,001
2007-01-31(6)	Accredited Investors through syndicate of underwriters	$ 25,012,000	9.620,000	$ 2.60 per unit	4,810,000	$ 3.50	09-01-31
2007-01-31	Underwriters’ remuneration options				577,200	$2.60 per unit	09-01-31

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

(4)  On April 18, 2006, the Company completed a private placement for an amount of $350,000 with five accredited investors from Germany and Sweden. The Company issued 1,000,000 common shares at the price of $0.35 per share. Each share was sold with a half warrant. Each whole warrant gives the right to its holder to purchase a common share at the price of $0.50 per share for a 18 month-period. Pursuant to this placement, at any time after August 19, 2006, the Company may notify holders of warrants of its intention to force the exercise of warrants should the shares of the issuer trade on the TSX Venture Exchange at a price equal to or greater than $0.70 per share for a period of 20 consecutive trading days. On receipt of such notice, the holder will have 30 calendar days to exercise the warrants, after which they will expire. Pursuant to this placement, the Company paid to Lockwood Financial Ltd finder’s fees of $28,000 in cash.

(5)  This private placement resulted in a financing in the amount of $9,000,000. The Company sold 7,200,000 units at the price of $1.25 per unit. Each unit was composed of one common share and one half of one warrant. Each whole warrant gave the right to purchase one common share at the price of $1.50 per share until November 30, 2007. Pursuant to this placement, as of October 21, 2006, the Company may notify holders of warrants of its intention to force the exercise of warrants should the shares of the issuer trade on the TSX Venture Exchange at a price equal to or greater than $1.70 per share for a period of 20 consecutive trading days. On receipt of such notice, the holder will have 30 calendar days to exercise the warrants, after which they will expire.

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

(f) Holders

As of March 5, 2007, the Company has no holder of debentures and had 73 holders of record of which 1 is holder of record in the United States. C.D.S. & Co. represents several unidentified holders in Canada and DTC several unidentified holders in the United States of America. According to Computershare of Canada, approximately 13 shareholders of common shares are known to be residents of the United States.

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

At December 31, 2006, the Company also obtained $532,800 from the exercise of 2,524,000 stock options and, $3,616,889 from the sale of 15,878,110 warrants to purchase for an amount additional applicable to working capital of $4,149,689

The Company does not expect any changes or more hiring of employees since the contracts are given to consultants and sub-contractors specialized in specific fields of expertise for the exploration works.

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

Quarterly Financial Information

The following table contains selected financial information for the last eight quarters.

2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenue	$ 7,456	$ 30,798	$ 111,752	$ 114,002
Net loss	$ 401,072	$ 483,891	$ 274,118	$ 1,047,909
Net loss per share	$ 0.01	$ 0.01	$ 0.00	$ 0.01

2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenue	$ 1,238	$ 174	$ 130	$ 704
Net loss	$ 167,095	$ 155,047	$ 100,134	$ 400,948
Net loss per share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

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

Following this operation, a future income tax benefit of $73,000 was credited to contributed surplus.

The Company conducted the following transactions with another company for which a Strateco director also serves as director.

	2006	2005
Expenses capitalized under deferred expenditures
Consultants and subcontractors	$ 197,000	$ 120,000
Management fees	$ 583,000	$ 65,000

General and administrative expenses on the earnings statement
Professional fees	$ 228,000	$ 176,000
Legal expenses	$ 61,000	$ 67,000
Investor relations	$ 123,000	$ 27,000
Rent	$ 39,000	$ 39,000

Share issue costs accounted for in reduction of capital stock	$ 57,000	$ 70,000

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

FINANCIAL SUMMARIES

The following tables provide selected financial information for the past three financial years.

FOR THE PAST THREE FINANCIAL YEARS

	2006	2005	2004

Total income	$ 264,008	$ 2,246	$ 4,886
Net loss	$ 2,206,990	$ 823,224	$ 556,238
Net loss per share	$ 0.03	$ 0.02	$ 0.01
Exploration expenses	$ 3,176,756	$ 71,294	$ 880,414
Total assets	$ 15,270,641	$ 4,731,443	$ 3,878,400

Shareholders’ equity	$ 13,714,717	$ 4,006,092	$ 3,677,752

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

Item 8A Controls and Procedures

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, President, has conducted an evaluation regarding the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 (e) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of §240.13a-15. The Chief Executive Officer concluded that the disclosure controls and procedures are effective. The Company’s management did not identify changes in the internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting subsequent to the date the Chief Executive Officer completed his evaluation. The Company has no principal Financial Officer and therefore the Company has no other certifying officer than the Chief Executive Officer.

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

Mr. Guy Hébert has been President of BBH Géo-Management Inc. since October 1992.  Mr. Hebert has been a director Chief executive officer and President of the Company since April 13, 2000. He was also President of Lyon Lake Mines Ltd. from 1986 to 2001. From 1985 to 1992, he was President and Chief Executive Officer of Audrey Resources Inc. Mr. Hébert was also a director of Orleans Resources Inc. from 1993 to 1998 and President and Chief Executive Officer of Altavista Mines Inc. from 1995 to 2000.

Mr. Jean-Pierre Lachance is Executive Vice President of the Company. He has been a director of the Company since April 13, 2000. He has also been the president of Novontar S.A. from 1996 to 2002. He was also Vice President of Lyon Lake Mines Ltd. from 1996 to 2001, becoming Executive Vice President in May 1999. He has also been the president of Novontar S.A. from 1996 to 2002. From 1992 to 1994, he was a freelance consultant, and from 1991 to 1992 he was Technical Director of Corpomin Management Inc. From 1989 to 1991 he was Expert Co-coordinator with Consortium Sidam-Minorex, and prior to that he was Project Manager, Mines and Geology Division with Groupe-Conseil Roche Ltd.

Mr. Jean-Guy Masse is President of Northern Precious Metals Funds Inc. since 2003 and is President of Masvil Capital Inc. since 1992. He has been President of the Board of Directors of Metco Resources Inc. from 1999 to 2003 and President of Orléans Resources Inc. from 1992 to 1998. He was previously Executive Vice-President of Dundee Capital Inc. and President and Chief Executive Officer of CMP Fund Management Ltd. from 1984 to 1992. Mr. Masse is also a director of mining companies listed on the TSX Venture Exchange. Mr. Masse holds a B.Sc. A. from the École Polytechnique of Montreal and an M. Sc from Stanford University, California U.S.A. He is a CFA and member of the Association since September 1975.

Mr. Robert Desjardins holds a Bachelor’s Degree in Commerce from the École des Hautes Études Commerciales and is a member of the Corporation des Administrateurs Agréés du Québec. Since 1989, Mr. Desjardins has been President of Robert G. Desjardins & Associates Inc., a firm specializing in corporate finance and the development of financial products.” He is director of the Company since October 30, 2001.

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

.	2006	2005
Expenses capitalized under deferred expenditures
Consultants and subcontractors	$ 197,000	$ 120,000
Management fees	$ 583,000	$ 65,000

General and administrative expenses on the earnings statement
Professional fees	$ 228,000	$ 176,000
Legal expenses	$ 61,000	$ 67,000
Investor relations	$ 123,000	$ 27,000
Rent	$ 39,000	$ 39,000

Share issue costs accounted for in reduction of capital stock	$ 57,000	$ 70,000

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

Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a) Exhibits

31. Certifications

32. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K.

June 22, 2006 Item 1.01 Approval by shareholders of sale of gold assets to Cadiscor Resources Inc. and approval of Reduction of stated Capital and Distribution of shares to Cadiscor Resources Inc

August 22, 2006. Item 1.01 Entry into a Material  Definitive Agreement for sale of gold assets to Cadiscor Resources Inc. and Reduction of stated Capital and Distribution of shares to Cadiscor Resources Inc.

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

March 31, 2005, June 30, 2005, September 30, 2005 and annual reports for year ending December 31, 2005	PETRIE RAYMOND LLP	$ 31,350
March 31, 2006, June 30, 2006 and September 30, 2006	PETRIE RAYMOND LLP	$ 17,000
Annual Reports	PETRIE RAYMOND LLP	$ 15,000

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

With respect to the provision of services other than audit, review or attest services, the pre-approval by the audit committee is waived if the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by the Company to its accountant during the fiscal year in which the services are provided. Such services are promptly brought to the attention of the Company’s audit committee and approved prior to the completion of the audit by the audit committee or by one or more members of the audit committee who are members of the board of directors to whom authority to grant such approval has been delegated by the audit committee

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Dated: June 21, 2007

/s/ Guy Hébert

_________________________________

Name: Guy Hébert

Title: President and Chief Executive Officer

Auditors' Report

To the Directors of

Strateco Resources Inc.:

We have audited the accompanying balance sheets of Strateco Resources Inc. as at December 31, 2005 and 2006 and the related statements of deferred expenditures, earnings and deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2006 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain respects from the accounting principles generally accepted in the United States of America.  Information relating to the nature and aspect of such difference is presented in Note 15 to the financial statements.

Limited Liability Partnership

Chartered Accountants

Montréal, Canada

March 5, 2007 (June 21, 2007 for Note 15)

Financial Statements of

STRATECO RESOURCES INC.  an exploration stage company

For the years ended December 31, 2006 and 2005

STRATECO RESOURCES INC, an exploration stage company

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Balance Sheets

Statements of Deferred Expenditures

Statements of Earnings and Deficit

Statements of Cash Flows

Notes to Financial Statements

Financial Statements

STRATECO RESOURCES INC., an exploration stage company

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 3)	$ 561,344	$ 768,601
4.65% term deposit	8,680,857	-
Tax credits receivable	1,476,785	16,984
Sales tax recoverable	315,633	78,776
Subscriptions receivable	-	501,900
Deposits on exploration work	500,000	-
Prepaid expenses	26,437	17,181

	11,561,056	1,383,442

MINING PROPERTIES (Note 4)	459,000	161,750

DEFERRED EXPENDITURES (Note 5)	3,250,585	3,186,251

	$ 15,270,641	$ 4,731,443

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued charges (Note 11)	$ 1,555,924	$ 590,951
Term loans (Note 11)	-	110,000

	1,555,924	700,951

FUTURE INCOME TAXES (Note 12)	-	24,400

SHAREHOLDERS’ EQUITY
Capital stock (Note 6)	18,962,859	7,898,833
Contributed surplus (Note 8)	1,022,264	170,675
Deficit	(6,270,406)	(4,063,416)

	13,714,717	4,006,092

	$ 15,270,641	$ 4,731,443

See notes to financial statements.

ON BEHALF OF THE BOARD

____________________________________

____________________________________
(Signed) Guy Hébert, Director

(Signed) Robert Desjardins, Director

STRATECO RESOURCES INC., an exploration stage company

STATEMENTS OF DEFERRED EXPENDITURES

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

	2006	2005

EXPLORATION EXPENSES

Consultants and subcontractors	$ 3,362,528	$ 515,958
Professional fees	371,497	14,536
Management fees	584,865	65,030
Travel expenses	217,677	18,407
Supplies and equipment rental	135,604	13,232
General exploration expenses	43,583	5,151

	4,715,754	632,314

Mining duties credits and other related exploration credits	(1,472,454)	-

Write-off of deferred expenditures	(66,544)	(561,020)

NET INCREASE IN EXPLORATION EXPENSES	3,176,756	71,294

BALANCE, BEGINNING OF YEAR	3,186,251	3,114,957

TRANSFERRED EXPLORATION EXPENSES (Note11)	(3,112,422)	-

BALANCE, END OF YEAR	$ 3,250,585	$ 3,186,251

See notes to financial statements.

STRATECO RESOURCES INC., an exploration stage company

STATEMENTS OF EARNINGS AND DEFICIT

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

	2006	2005

INTEREST INCOME	$ 264,008	$ 2,246

GENERAL AND ADMINISTRATIVE EXPENSES

Professional fees	259,745	176,340
Legal and audit expenses	159,563	114,773
Stock-based compensation	244,541	79,600
Directors’ fees	18,600	19,000
Shareholder communications	135,934	55,299
Investor relations	627,947	75,056
Listing and registrar fees	25,558	18,049
Social benefits related to stock options	53,582	-
Travel expenses	9,169	5,552
Rent	38,400	37,000
Insurance	23,734	17,404
Office expenses	24,360	11,848
Taxes and permits	29,517	2,742
Part X11.6 penalty tax	11,075	13,915
Interest, penalties and bank charges	14,129	12,472

	1,675,854	639,050

Write-off of deferred expenditures	66,544	561,020

	1,742,398	1,200,070

LOSS BEFORE INCOME TAXES	1,478,390	1,197,824

FUTURE INCOME TAX (BENEFIT) (Note 12)	728,600	(374,600)

NET LOSS	2,206,990	823,224

DEFICIT, BEGINNING OF YEAR	4,063,416	3,240,192

DEFICIT, END OF YEAR	6,270,406	4,063,416

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$ 0.03	$ 0.02

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUSTANDING	82,855,371	48,908,566

See notes to financial statements.

STRATECO RESOURCES INC.

1

STRATECO RESOURCES INC., an exploration stage company

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

(in Canadian dollars)

	2006	2005

CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:

Net loss	$ (2,206,990)	$ (823,224)

Non-cash items
Stock-based compensation	244,541	79,600
Write-off of deferred expenditures	66,544	561,020
Future income tax	728,600	(374,600)
Changes in non-cash working capital items:
Tax credits receivable	12,653	60,516
Sales tax recoverable	(236,857)	(20,213)
Deposits on exploration work and prepaid expenses	(509,256)	4,575
Accounts payable and accrued charges	307,243	163,467
	(1,593,522)	(348,859)

CASH FLOW FROM (USED IN) INVESTING ACTIVITIES:

Term deposit	(8,680,857)	-
Acquisition of mining properties	(382,000)	(42,000)
Transfer of mining properties (Note 11)	225,000	-
Increase in deferred expenditures	(4,058,024)	(405,478)
	(12,895,881)	(447,478)

CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:

Term loans	(110,000)	110,000
Common share issuance	15,411,589	1,564,650
Common share issue costs	(1,019,443)	(271,286)
	14,282,146	1,403,364

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(207 257)	607,027

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	768,601	161,574

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 561,344	$ 768,601

Additional information related to cash flows	2006	2005
Non-cash items related to operating, financing and investing activities:

Acquisition of mining properties in exchange for common shares	$ 228,000	$ 32,000
Deferred expenditures included in accounts payable	$ 952,377	$ 294,647
Transfer of mining properties and deferred expenditures	$ 3,200,172	$ -
Subscriptions receivable	$ -	$ 501,900
Common share issue costs paid for through the issuance of warrants	$ 304,140	$ -
Cost of future income taxes included in common share issue costs	$ -	$ 399,000

See notes to financial statements.

STRATECO RESOURCES INC., an exploration stage company

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

3.

CASH AND CASH EQUIVALENTS

	2006	2005

Cash	$ 59 220	$ -

Restricted cash	-	768 601

4.19% term deposit	502 124	-

	$ 561 344	$ 768 601

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

4.

MINING PROPERTIES

	2006	2005

Discovery and Cameron	$ -	$ 87,750
Mont-Laurier Uranium	10,000	10,000
Matoush	337,000	47,000
Eclat	112,000	17,000
	459,000	161,750

5.

DEFERRED EXPENDITURES

	Balance at December 31, 2005	Exploration expenses	Write-down	Balance at December 31, 2006

Mining properties

Discovery	$ 2,333,381	$ 54,294	$ (2,387,675)	$ -
Cameron	632,028	156,963	(788,991)	-
Mont-Laurier Uranium	21,927	131,135	-	153,062
Matoush	186,236	2,804,229	-	2,990,465
Beaver Lake Area	2,300	-	(2,300)	-
Eclat	4,860	96,679	-	101,539
Prospecting	5,519	-	-	5,519
	$ 3,186,251	$ 3,243,300	$ (3,178,966)	$ 3,250,585

	Balance at December 31, 2004	Exploration expenses	Write-down	Balance at December 31, 2005

Mining properties

Discovery	$ 2,075,647	$ 257,734	$ -	$ 2,333,381
Cardinal	559,005	2,015	(561,020)	-
Cameron	475,811	156,217	-	632,028
Mont-Laurier Uranium	-	21,927	-	21,927
Matoush	-	186,236	-	186,236
Beaver Lake Area	-	2,300	-	2,300
Eclat	-	4,860	-	4,860
Prospecting	4,494	1,025	-	5,519
	$ 3,114,957	$ 632,314	$ (561,020)	$ 3,186,251

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

WARRANTS

At December 31, 2006, there were 5,143,500 warrants outstanding (8,842,009 in 2005), each entitling its holder to purchase one share of the Company. Changes to the warrants are shown in the following table:

	2006		2005
	Number	Weighted-average strike price	Number	Weighted-average strike price

Balance, beginning of year	8,842,009	$ 0.20	4,005,816	$ 0.23
Issued	12,800,000	$ 0.61	6,763,276	$ 0.18
Exercised	(15,878,110)	$ 0.23	-	$ -
Expired	(620,399)	$ 0.24	(1,927,083)	$ 0.24
Balance, end of year	5,143,500	$ 1.12	8,842,009	$ 0.20

See notes to the following table.

The strike prices and the expiry dates of the warrants are shown in the following table:

Strike price	Number		Expiry
$ 1.50	3,600,000	(1)	November 30, 2007
$ 0.20	523,500		January 18, 2008
$ 0.26	1,020,000	(2)	February 8, 2008
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

Changes to the stock options under the plan are shown in the following table:

	2006		2005
	Number of options	Weighted-average strike price	Number of options	Weighted-average strike price
Balance, beginning of year	2,248,000	$ 0.19	2,298,000	$ 0.19
Granted (1)	1,204,000	$ 0.37	1,648,000	$ 0.18
Exercised	(2,524,000)	$ 0.21	-	-
Expired	-	-	(1,648,000)	$ 0.18
Cancelled	-	-	(50,000)	$ 0.20
Balance, end of year	928,000	-	2,248,000	$ 0.19

(1)

1,204,000 stock options were granted during the year ended December 31, 2006 at $0.14, $0.30, $0.38, $0.40, $0.85, $1.00 and $1.50 per share. These options must be exercised within five years from the date the options are granted or no later than November 21, 2011.

The outstanding stock options and the stock options exercisable as at December 31, 2006 are shown in the following table:

Options outstanding			Options exercisable
Weighted-average strike price	Number	Weighted-average remaining contractual life (years)	Weighted-average strike price	Number
$ 0.20	569,000	3.92	$ 0.20	569,000
$ 0.38	25,000	4.17	$ 0.38	25,000
$ 0.40	175,000	4.01	$ 0.40	175,000
$ 0.85	100,000	4.65	$ 0.85	100,000
$ 1.00	50,000	4.37	$ 1.00	50,000
$ 1.50	9,000	4.86	$ 1.50	9,000
$ 0.37	928,000		$ 0.37	928,000

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

The following weighted-average assumptions were used in the calculations:

	2006	2005

Risk-free interest rate	2.64%	2.0%
Expected weighted average life	1 year	2 years
Expected volatility	127%	93%
Expected dividend	0.0%	0.0%

An amount of $244,541 ($79,600 in 2005) was recognized in earnings and credited to Contributed surplus.

8.

CONTRIBUTED SURPLUS

	2006	2005

Balance, beginning of year	$ 170 675	$ 91 075

Awards
- Warrants (Note 6)	304 140
- Stock options (Note 7)	244 541	79 600
Exercise of securities
- Warrants	(257 139)	-
- Stock options	(192 953)	-
Related party transaction (note 11)	753 000	-

Balance, end of year	$ 1 022 264	$ 170 675

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

12.

INCOME TAXES

The income tax allowance differs from the amount resulting from the application of the combined Canadian statutory income tax rate as follows:

	2006	2005

Loss before income taxes	$ 1,478,390	$ 1,197,824
Combined Canadian statutory income tax rate	30.23%	31.02%

Income tax benefit at the combined Canadian statutory income tax rate	(446,917)	(371,565)
Shares issue costs	(186,700)	(67,150)
Stock-based compensation	73,925	24,691
Change in valuation allowance	1,469,500	(140,791)
Non-deductible expenses and others	(181,208)	180,215
Future income tax benefit	$ 728,600	$ (374,600)

The combined Canadian statutory income tax rate of 30.23% consists of a federal tax rate of 22.12% and a provincial rate of 8.11% (22.12% federal tax rate and 8.9% provincial rate in 2005).

The tax effects of temporary differences giving rise to material future income tax assets and liabilities as at December 31, 2006 and 2005 are as follows:

	2006	2005
Future income tax asset:

Net operating losses	$ 1,316,200	$ 901,600
Financial expenses	326,900	140,200

	1,643,100	1,041,800

Less: valuation allowance	1,469,500	-

Total future income tax asset	$ 173,600	$ 1,041,800

Future income taxes:

Mining properties and deferred expenditures	$ 173,600	$ 1,066,200

Future income taxes	$ Nil	$ 24,400

As at December 31, 2006, the Company had losses other than capital losses and unused share issue costs that could be deferred to later periods and used to reduce future taxable income. These losses and share issue costs expire as follows:

	Federal	Provincial
Losses other than capital losses:
2007	$ 168,682	$ 168,682
2008	$ 242,843	$ 218,843
2009	$ 527,029	$ 479,019
2010	$ 537,046	$ 516,928
2011	$ 643,103	$ 643,055
2015	$ 710,408	$ 654,465
2026	$ 1,547,059	$ 1,612,832
Share issue costs:
2007	$ 335,940	$ 335,940
2008	$ 299,067	$ 299,067
2009	$ 242,382	$ 242,382
2010	$ 203,887	$ 203,887

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

15.  THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

	2006	2005

Net loss per Canadian GAAP, as reported	$ 2,206,990	$ 823,224

Properties and deferred expenditures (1)	361,584	145,294
Deferred tax expenses (recovery) (2)	(299,578)	(296,418)

Net loss and comprehensive income for the year, according to U.S. GAAP	$ 2,268,996	$ 672,100

Net loss per share per Canadian GAAP, as reported	$ 0.03	$ 0.02

Effect of adjustments:
Properties and deferred expenditures (1)	-	-
Deferred tax expenses (recovery) (2)	-	(0.01)

Loss per share, according to U.S. GAAP	$ 0.03	$ 0.01

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

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2006 would be to decrease properties by $459,000 to $0 ($161,750 in 2005 to $0), decrease deferred expenditures by $3,250,58 5 ~~9~~ to $0 ($3,186,251 in 2005 to $0), increase long-term liability by $163,208 ($380,843 in 2005) and decrease shareholders’ equity by $3,872,793 ($3,728,844 in 2005).

The effect on the statement of cash flows would be an increase of $761,742 (decrease of $447,478 in 2005) in cash flows from operating activities and an increase of $761,742 (decrease of $447,478 in 2005) in cash flows used in investing activities.