Form 10QSB
period 2007-06-30
STRATECO RESOURCES INC
filed 2007-08-14
CIK 1178672

OMB APPROVAL

OMB Number: 3235-0416

Expires: April 30, 2010

Estimated average burden

hours per response . . . . . .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date as of August 2nd, 2007:

107,474,567 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]

 No [ X ]

_____________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending June 30, 2007 for the following reasons:

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

_____________________________________________________________________________________

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of June 30, 2007 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) During the period from April 1st, 2007 to June 30, 2007, the Company has obtained new proceeds from the exercise of warrants and stock options in a total amount of $649,050 The Company spent a total of $4,372,136 deferred expenditures on properties and $20,000 on acquisition of properties.

Private placements

During the second quarter, the Company did not conclude any new private financing but obtained additional financing from the exercise of stock and the exercise of warrants for an amount of $649,050.

On January 31. 2007 the Company had realized a private financing in Canada, U.S. and outside North America through underwriters with Orion Securities Inc acting as lead underwriter for a total financing of $25,012,000. The Company issued a total of 9,620,000 units at the price of $2.60 per unit. Each unit consists of one common share and half of one warrant to purchase a common share for a total of 9,620,000 common shares and 4,810,000 warrants to purchase one common share at the price of $3.50 for a period of 24 months until January 31, 2009. However if the closing price of the common shares of the Company is equal to or greater than $4.50 for 20 consecutive trading days at any time after June 1, 2007, upon 30 days notice from the Company, it may accelerate the expiry of the Warrants.

The number of accredited investors, their place of origin and the broker’s compensation has been fully discussed in Form 10-QSB for the period ending March 31, 2007.

Of these amounts obtained from the private placement and the exercise of warrants and stock options in the last two quarters, the Company had grossed net proceeds in the approximate amount of $24,476,300.

Exploration works and use of proceeds on Exploration

In the second quarter of 2007, exploration work continued at an accelerated rate on the Matoush project, wholly-owned by the Company. The opening of the new 45-person camp scheduled for the month of June was move forward to late April.

Meanwhile, on June 6, 2007, the Company achieved an important milestone when it graduated to the Toronto Stock Exchange. An official ceremony to mark the event was held on July 5th.

At the ongoing drilling program, the three drills operating on the site completed 46 holes including one wedge for a total of 17,161 metres during the past quarter, and more precisely between April 10 and July 2, 2007.

Definition drilling continued in preparation for the Canadian National Instrument 43-101 resource estimate on zone AM-15 as well as its northern and southern extensions. One drill was assigned to deep drilling, with four holes completed in addition to one wedge and another hole that had to be left unfinished. Exploration drilling was also carried out to test the uranium potential of the CBF between surface and the -180 metre level.

The holes drilled to date in the AM-15 area indicate the presence of uranium mineralization over a distance of more than 300 metres, with a core of over 160 metres open to the north and south.

Chemical analyses for 24 holes have been received from the Saskatchewan Research Council (SRC) laboratory in Saskatoon. These are the results for holes MT-07-09 to MT-07-35, excluding holes MT-07-09, 15, 22 and 30 drilled at depth. Analyses for holes MT-07-01 to MT-07-08 were received in the first quarter.

Nine of the holes for which chemical analyses were recently obtained and compiled were drilled in the northern extension of AM-15. These are holes MT-07-26, 27, 28, 29, 31, 32, 33, 34 and 35 (see pierce points on the Company’s web site at www.stratecoinc.com). Hole MT-07-29 returned the best intersection, with a grade of 1.97% U3O8 representing 39 lb/ton U3O8 over 6.7 metres in the CBF. These results are interesting as the intersection is from a fault located in the hangingwall of the Matoush fault, 135 metres north of the Hole AM-15 section. Another hole of interest in the area, MT-07-33, was drilled 25 metres to the north of MT-07-29, and like MT-07-29, showed uranium mineralization in the hangingwall of the Matoush fault. The mineralization occurs along a 4.0-metre length downhole, but sampling is incomplete, with some samples not yet analysed. To date, grades of 1.49% U3O8 (30 lb/ton) over 0.3 m from 244.2 to 244.5 m and 1.18% U3O8 (24 lb/ton) over 0.8 m from 247.6 to 248.4 m have been obtained.

In the rich ACF also in the northern extension of AM-15, Hole MT-07-35 returned the best intersection, 65 metres north of AM-15. A grade of 0.95% U3O8 (19 lb/ton) was obtained over a considerable 10.7-metre length, including 1.61% U3O8 (32 lb/ton) over 5.9 metres. This intersection, which contained intense hydrothermal alteration with fuschite, tourmaline and chlorite with pitchblende and uranophanes, confirms the presence of a corridor of high grades and widths in the upper part of the ACF to the north of AM-15.

Three holes (MT-07-48, 50 and 54) were drilled in the southern extension of AM-15 in the lower part of the CBF from 10 to 20 metres above the ACF-CBF contact, to test the possible presence of a saccharoïd level recently identified in the northern extension of AM-15. This level, which would add considerable value to the project, consists of fine, moderately silicified, porous sandstone with a sugary structure (saccharoïd). Visual and radiometry readings of the core were very encouraging. In Hole MT-07-48, the mineralized zone is 7.0 metres long and has counts per second (cps) up to 3,000 associated with the pitchblende. In Hole MT-07-50, mineralization occurs over 1.0 metre with a maximum of 2,300 cps, and in MT-07-54, mineralization extends over 6.0 metres with up to 5,300 cps. Recovery in MT-07-54 was mediocre, with 50% core loss.  The GAMMA probe was used to assess this drill hole, including the missing section.

On the exploration drilling front, 13 holes were drilled in the southern extension of the AM-15 zone over a lateral distance of 270 metres, being up to section 35+15S, with Hole AM-15 located on section 31+50S. Most of these holes intersected the Matoush fault in the ACF. Chemical analyses have been received for all thirteen holes. With the exception of Hole MT-07-18, which was drilled on the lake during the winter and returned a grade of 0.21% U3O8 over 3.4 metres, including 0.83% U3O8 (17 lb/ton) over 1.5 m, all the grades were below 0.10% U3O8 (4 lb/ton). For instance, Hole MT-07-10, with a pierce point 100 m south of AM-15 in the upper part of the ACF, intersected a grade of 0.06% U3O8 over 4.0 metres, including 0.19% U3O8 over 0.8 m.

Nine exploration holes (MT-07-36, 38, 40, 41, 43, 44, 45, 49 and 53) were drilled to test the uranium potential of the CBF from -80 m to -160 m. This facies typically contains low uranium grades. The five holes centred at -100 m over about 240 m along strike do not appear to indicate any significant mineralization, with cps of less than 700. Holes MT-07-36 and 44, on the other hand, with a pierce point at -160 m and spaced at 105 m, were much more encouraging. Hole MT-07-36 intersected a mineralized zone of interest over 3.15 m with up to 6,300 cps. Hole MT-07-44 intersected two mineralized zones, the first over 2.0 m with 3,900 cps in the CBF and the second over about 13 metres in the ACF, with a maximum cps that fluctuated from 650 and 2,700.

Hole MT-07-49 is without doubt the most promising. With a pierce point 185 m north of AM-15 in the middle portion of the ACF, this hole shows that the mineralization continues to the north. The 3.8 metres of mineralized zone contained pitchblende over its entire length, with a cps of 11,500.

Hole MT-07-23 was drilled to test an IP geophysical anomaly outside the Matoush corridor, but did not intersect any anomalous structures, and the anomaly remains unexplained.

One of the drills was moved 2.5 km north of the AM-15 zone to test for the presence of the Matoush fault in a completely unexplored area. Two holes were drilled: MT-07-55 and MT-07-59. Traces of the fault were seen in the form of a brecchiated zone. This area will be tested further in the coming months.

Exploration of the basement rock at depth continued in the second quarter following the completion of Hole MT-07-09 in the first quarter. Some 1,296 metres long, MT-07-09 was the first hole to reach the basement on the Matoush property.

Three other holes, MT-07-15, 22 and 30, were drilled in the second quarter, along with a wedge (MT-07-22-A). A fourth exploration hole (MT-07-47) aimed at the basement 170 metres north of MT-07-30 was started but left unfinished for technical reasons. One of three completed holes, MT-07-22, can be considered significant, as it intersected two intrusives, both containing uranium mineralization. The mineralization was intersected in the ACF at an average vertical depth of 700 metres, the basement being at 792 metres. The two intrusives are 60 metres apart downhole, with the second corresponding to the Matoush fault. Chemical analyses revealed grades of 1.18% U3O8 (24 lb/ton) over 0.6 metres and 0.30% U3O8 (6 lb/ton) over 1.40 metres respectively.

Like MT-07-09, the other holes that reached bedrock passed through 30 vertical metres of conglomerate as well as about 9 metres of regolite before reaching the basement of relatively fresh granite.

In the past quarter, the Company had to deal with a shortage of trained personnel, which most notably caused delays in sampling and consequently in the shipment of samples. Happily, the situation has been rectified by the recent hiring of three new geologists to support the chief geologist.

Given the expected delay in the receipt of analyses, a team of geophysical technicians from DGI Geoscience Inc. (“DGI”) were dispatched to the site to log the holes using a triple gamma probe. The exercise was aimed at testing DGI’s ability to determine uranium grade (U3O8) in the holes pending results of analysis. Thirteen holes were logged, with good results. A team of four technicians returned to the site on July 16th to log some 30 holes.

Meanwhile, in early June the Company started its summer prospecting program on the three properties of the Matoush project (Matoush, Matoush Extension and Eclat), which covers a 23-km distance. This major exploration program is the first ever to be carried out on the project. Numerous radiometry anomalies identified by a helicopter-borne survey conducted during the winter will be investigated. The best targets will subsequently be drilled using a light aluminium drill (Versa drill) that can be moved by helicopter.

The scoping study has already begun, as scheduled. Seven representatives from Golder Associates, who was given the mandate for the mining operation environmental impact study, conducted a reconnaissance site visit on June 14, 2007. Among other things, this visit allowed a potential site to be identified for the construction of the mine infrastructure. Two representatives of Scott Wilson Roscoe Postle Associates Inc. (“Scott Wilson RPA”) also visited the site to perform a due diligence for the first NI 43-101 uranium resource calculation for the Matoush property.

On June 7, 2007, a two-day strategic site visit was made by three consultants (geologist, geophysicist and metallurgist), two of whom have strong uranium experience, primarily from the well-known, rich Athabaska Basin in Saskatchewan. This visit was very helpful in determining a global approach for the regional exploration of the project.

In the coming quarter, exploration and investor relations efforts will continue unabated. With over $28 million in working capital, the Company is well-placed to aggressively develop the Matoush property and carry out a full scoping study by June 2008.

For the period between April 1st, 2007 and June 30, 2007,the Company conducted during that period exploration works of the issuer’s net offering proceeds on the Matoush property that amounted at $2,554,757 representing 22.65% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Matoush Property can be consulted in the preceding paragraphs. on Mont-Laurier Uranium amounted to $135,192 for less than 5% of the net offering proceeds.

Director’s fees

The Company paid to all Company’s directors except Mr. Guy Hébert and Mr. Jean-Pierre Lachance for their presence to the Directors’ meetings fixed fees in the total amount of $5,400 for the period from April1st, 2007 to June 30, 2007.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

On June 12, 2007, the Company held its Annual and Special Meeting of Shareholders in Montreal, Québec, Canada.

Five propositions have been submitted to a vote of security holders. Shareholders have received information on these proposals through the Management and Information Circular dated May 10, 2007. This Management and Information Circular is joined to this report as Exhibit 22.

Securtiy holder could cast one vote per common share he held. 34,165,258 shares have been voted on a total of 106,857,367 issued and outstanding shares representing 31.97 % of the shares. The voted shares for each proposal can be detailed as follows:

Proposals	Number of shares voted for	Number of shares voted against	Number of shares for abstention
Election of directors	33,966,517	0	198,741
Appointment of Auditors	34,153,417	0	11,841
Shareholders Rights Plan	30,164,423	206,200	0
Shares under escrow	30,306,663	63,960	0
Stock Option Plan amendments	16,173,976	14,196,647	0

Item 5. Other information

None

Item 6. Exhibits

22

CE Management and Information Circular dated May 10, 2007

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On June 11, 2007, the Company filed a Form 8K Item 3.01 to inform its shareholders and the U.S. Securities and Exchange Commission that its shares were as of June 6, 2007 traded on the Toronto Stock Exchange under the symbol RSC and had been unlisted from the TSX Venture Exchange as of the same date.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date: August 8, 2007

/s/ Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer