Form 10QSB
period 2007-09-30
STRATECO RESOURCES INC
filed 2007-11-14
CIK 1178672

10QSB 1 form10qsb.htm FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2007

OMB APPROVAL

OMB Number: 3235-0416

Expires: April 30, 2010

Estimated average burden

hours per response . . . . . .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date as of November 8, 2007:

110,985,067 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]  No [ X ]

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending September 30, 2007 for the following reasons:

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

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of September 30, 2007 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) During the period from July 1st, 2007 to September 30, 2007, the Company has obtained new proceeds from the exercise of warrants and stock options in a total amount of $47,500. The Company spent a total of $5,143,660 deferred expenditures on properties and issued 3,250,000 common shares on acquisition of Apple property.

Private or public placements

During the period, the Company completed a private placement for the acquisition of the Apple uranium property located in the James Bay Region of Quebec, Canada.

Under the agreement, the Company has acquired 100% of the Apple uranium property, wholly owned by Virginia Mines Inc. (Virgina), in consideration of 3,250,000 shares of the Company. The agreement also provides for a 2% NSR royalty payable to Virginia, half of which can be bought back for CAN $1.0 million. The transaction closed on September 6, 2007.

During the third quarter, the Company did not conclude any public financing but obtained additional financing from the exercise of stock options and the exercise of warrants for a total amount of $47,500.

Exploration works and use of proceeds on Exploration

In the third quarter of 2007, the Company stepped up exploration efforts on its wholly-owned Matoush uranium property in the Otish Mountains of northern Quebec. Work consisted mainly of drilling with three drills operating full time, as well as prospecting that led to a significant discovery. Exploration expenses for the quarter amounted to $5,143,660.

At the end of September 2007, consultants Scott Wilson Roscoe Postles Associates Inc. (Scott Wilson RPA) completed the Canadian National Instrument 43-101(NI 43-101) technical report for the Matoush property. The resource estimate in the report confirms the high grades for the AM-15 core zone.

Mineral Resource and Mineral Reserve Estimates

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

1.

Mineral Resource Classification, Category and Definition

The Canadian Institute of Mining, Metallurgy and Petroleum (CIM) guideline for resource classification includes the following definitions which are pertinent to the classification of the Matoush resource:

A Mineral Resource is a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

An Inferred Mineral Resource is that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

An Indicated Mineral Resource is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit.  The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

The Company also consolidated its uranium assets with the acquisition of 100% of the Apple project in James Bay. The resource estimate (non NI43-101 compliant) performed by Inco in 1974 on the Apple project yielded 9,365,000 tons grading 0.054% U3U8 for a total of 10.1 million pounds (Ref. GM57894).

Between July 3 and October 3, 2007, 65 holes were drilled for a total of 14,983 metres on the Matoush project. A total of 39,505 metres have been drilled in 128 holes on the project since the beginning of 2007.

Exploration drilling in the last quarter took place mainly along the Matoush fault, from the northwest end of the project (Matoush Extension) to the southern part of the Eclat property, 9 km south of the AM-15 zone. The holes in the northern and southern parts of the Matoush project were drilled with a Versa-type drill moved using an Astar 350 B-2 helicopter assigned permanently to the site by Canadian Helicopters.

The exploration holes were located as follows:

-

Eight on the Eclat property (EC-07-03 to 10)

-

Four on the Matoush Extension property (MN-07-01 to MN-07-04)

-

Twenty-four in the southern extension of the AM-15 zone, between sections 39+65S and 54+00S

-

Three in the northern extension of the AM-15 zone, between sections 29+00S and 29+50S

The remaining drilling included 15 holes drilled in the AM-08 area near surface, between 0 and -60 metres, to confirm the uranium potential of that zone. Four holes were also drilled in the AM-15 area to complete the grid required for the resource estimate.

Seven holes were drilled in the ACF-4 between the -330 and -560 levels to test a new geological model that could lead to the identification of additional mineralized lenses at depth.

Overall, the results were encouraging. The exploration holes drilled with the assistance of the helicopter allowed the Matoush fault to be accurately located on the Eclat property, with radiometry on the core showing a low cps. More drilling will be done in this area next winter.

Radiometry results on the shallow holes drilled in the AM-8 area between sections 32+60S and 34+40S indicated mineralization in most of the holes, including 0.5 m at 0.12 % eU3O8 in a 4.5-metre section grading 0.05% eU3O8 in Hole MT-07-75.

The holes drilled between sections 39+65S and 54+00S to test the Mag and EM geophysical anomalies as well as the southern extension of the Matoush fault led to the identification of an area of interest in the ACF-2 layer (Section 43+00S), particularly in holes MT-07-70 and 71, which showed 1,400 and 1,750 cps. Hole MT-07-85, which was logged and had a cps of 1,400, returned a grade of 0.22% eU3O8 over 0.5 m.  Also in the same area (Section 42+00S) but in the ACF-3 layer (-250 m), logging revealed grades of 0.23% eU3O8 over 0.90 m (MT-07-113) and 0.11% eU3O8 over 0.3 m (MT-07-117).

The best news came from holes drilled in the ACF-4 layer, namely MT-07-101 and MT-07-110 in September and MT-07-116 in mid-October. Logging of Hole MT-07-101 showed 0.30% eU3O8 over 1.9 m in the upper part of the ACF-4, at -360 m. A maximum of 5,900 cps was recorded on the core. Hole MT-07-110, drilled 60 metres deeper and 50 metres further north, intersected two mineralized sections 4.2 metres apart, with the second corresponding to the Matoush fault. Logging indicated 0.09% eU3O8 over 1.11 m and 0.06% eU3O8 over 2.23 m.  Finally, Hole MT-07-116, drilled 100 m further north and 150 metres deeper than MT-07-110, intersected a 0.40 m mineralized section at the contact of the fault (-525 m), with up to 32,000 cps.  The results of these holes appear to confirm the new geological model based on the potential presence of other lenses lying parallel to the plunge of the AM-15 zone.

In-hole logging has become essential as the Saskatchewan Research Council is literally overloaded. In fact, virtually no results have as yet been obtained for the holes drilled in the past quarter. Pending receipt of its own probe, Strateco is using a Gamma probe on loan from Cameco Corporation.

On another front, the technical report on the Matoush project, including a Canadian National Instrument NI 43-101-compliant resource estimate for the AM-15 Core Zone by Scott Wilson RPA, was completed on September 26, 2007.

Scott Wilson RPA prepared the initial mineral resource estimate for the AM-15 core zone at Matoush using drillhole data available as of September 6, 2007. A set of cross sections and plan views were interpreted to construct three dimensional (3D) grade-shell wireframe models at a cut-off grade of 0.05% U3O8 and a minimum horizontal thickness of 2 metres. High grade assays were cut to 7% U3O8. Forty-four of the 119 drill holes in the AM-15 zone area were used to estimate the mineral resources. The mineralization making up the mineral resource is shared among four vertical lenses controlled by the Matoush Fault Zone (MFZ): Main Lens, South Lens, North Lens and an Upper Lens. Block model U3O8 grades within the wireframe models were estimated by ordinary kriging.

Indicated mineral resources are estimated to total 201,000 tonnes grading 0.79% U3O8 containing 3.48 million pounds of U3O8. Inferred mineral resources are estimated to total 65,000 tonnes grading 0.43% U3O8 containing 0.62 million pounds of U3O8.

The solid representing the AM-15 core zone plunging to the southeast (source of the new model) can be viewed on the longitudinal section on Strateco’s website, at www.stratecoinc.com.

The resource estimate does not take in account other mineralized zones intersected by drilling on the Matoush property. As the Scott Wilson RPA report states: “The smaller and eroded AM-8 Zone is found at surface in ACF-1, approximately 200 metres vertically above the AM-15 zone. Uranium mineralization of undefined extent has also been intersected in ACF-2 (L-43 occurrence) and ACF-4 (22 deep occurrence, 0.31% U3O8 over 1.4 metres). The 22 deep occurrence is 200 metres above the basement unconformity and about 330 m vertically beneath the AM-15 zone. All of this mineralization is located within the MFZ and is, as referred to it earlier, Otish-type uranium mineralization. One should also bear in mind, however, that there could be unconformity-type deposits on the property where the MFZ or other basement-rooted faults traverse a basement of deeply weathered metasediments or metavolcanics. Unconformity-type uranium mineralization does occur at the Camie River prospect, on the southern edge of the Otish Basin, 22 km south of the AM-15 zone.”

A $17 million exploration budget has been recommended for 2008.

The third quarter was also very active at the prospecting level on the Matoush property, with compelling results.

The primary objective of the summer 2007 Matoush property prospecting program was the discovery of new uranium-bearing radioactive boulders or outcrops that could lead to a new mineralized zone. Targets were based on the anomalies identified by the August 2006 helicopter-borne radiometry survey. The prospecting area covers a territory of over 16,600 hectares.

About 90 crew-days of prospecting took place during the quarter based on personnel availability and limiting weather conditions. Prospecting was carried out systematically on traverses spaced at 100 metres. Crews noted the ambient radioactivity, checked erratic boulders, described boulder fields for over 4,450 stations, noted 470 boulders of over 550 cps, sampled 192 boulders for analysis, discovered 33 outcrops and took 309 spectrometry readings.

Most notably, this work led to the discovery of strongly radioactive blocks (5,000 to 61,000 cps) in the east-northeast corner of the property (Laurent-Martin showing), an outcropping radioactive zone (600 to 10,000 cps) at the northern edge of the North Block and a number of radioactive boulders on both the South and North blocks of the Matoush property.

The significant discovery of radioactive boulders of up to 61,000 cps made by prospectors from Exploration Sans Frontière subcontracted by Strateco lies 5 km northeast of the AM-15 zone.

The sub-conglomerate sandstone (ACF) boulders are sub-rounded to sub-angular, from 0.3 to 2.0 m in diameter, with the most radioactive showing uranophane minerals (supergenous uranium products) and alteration similar to the disseminated mineralization around the AM-15 zone. Additional work on establishing the likely location of the source is underway. The boulders discovered in this new zone show alignment with the regional glacial direction (approx. 010º). This boulder train is similar to the one that led to the discovery by Uranerz of surface anomalies and the AM-15 zone (1982-84). That train consisted of about thirty boulders of >5,000 cps, including some of up to 65,000 cps.

Prospecting is ongoing to make the best use of the time remaining until freeze-up.

On August 28, 2007, the Company announced that it had increased its uranium assets by 9 million pounds of uranium (U3O8) with the signature of a formal letter of intent with Virginia Mines  on the Apple property in the James Bay region of northern Quebec.

Under the agreement, the Company has acquired 100% of the Apple uranium property, wholly owned by Virginia, in consideration of 3,250,000 shares of the Company. The agreement also provides for a 2% NSR royalty payable to Virginia, half of which can be bought back for CAN $1.0 million. The transaction closed on September 6, 2007.

The Apple property consists of 88 claims covering 4,446 hectares located 80 km southeast of Radisson. The property is accessible by a 40 km winter road from km 510 on the paved James Bay road. In summer, the property can be accessed by boat from the Trans-Taïga road.

The project covers a portion of the Apple Formation, which came to light in the early 1970s with the discovery of several extensive uranium-pyrite matrix, quartz pebble conglomerate zones.

The Apple uranium deposit was in fact discovered in 1971 during an airborne survey. The International Nickel Company of Canada Limited (“INCO”) and James Bay Development Corporation subsequently conducted an extensive joint exploration program from 1972 to 1975, with INCO as the operator. A total of 65 holes were drilled for a total of 14,000 metres, and the uranium conglomerates were traced over a distance of eight kilometres along an East-West axis.

In 1974, INCO performed a resource estimate on a one-kilometre section covering seven subvertically-dipping zones. The non-43-101-compliant estimate yielded 9,365,000 tons grading 0.054% U3O8 or 1.08 lb/ton for a total of 10.1 million pounds (GM 57894). This resource includes 4.3 million tons categorized as proven and probable and 5.0 tons categorized as possible. The literature (Robertson et al. 1986) reports a resource of 8.5 million tons grading 0.052% U3O8 (8.8 million pounds of U3O8) contained in a six-metre by one-kilometre wide envelope extending to a depth of 300 metres, and remaining open at depth. A correlation was established between the highest uranium grades and the pyrite content. INCO dropped the property in 1975, and it has not been explored for uranium since.

A staking application has been filed for 104 complementary claims covered by the agreement. The staking will complete coverage of most of the favourable section of the Apple formation.

As soon as the agreement with Virginia was signed, Strateco began taking steps to conduct a helicopter-borne radiometry survey over the entire project. The 1,022 line-km survey was performed on October 3.

While all of the Company’s resources are focused on the Matoush property, known for its high uranium grades, the Company jumped on the opportunity to acquire the Apple property, which is a prime asset given its geological similarity with the Witwatersrand deposits and the uranium pounds already identified by INCO.

The Company intends to aggressively pursue its exploration program with the prime objective being the increase of resources through the identification of new mineralization.

Geotechnical and metallurgy studies continue in parallel with field exploration work, along with the gathering of data for the environmental impact study.

At the end of September, Strateco had working capital of $25,586,077 obtained in the private financings for the year 2006 and January 2007 and exercise of stock options and warrants as fully described in Form 10-KSB for the year ended December 31, 2006 and quarterly reports under Forms 8K and 10-QSB.

For the period between July 1st, 2007 and September 30, 2007, the Company conducted during that period exploration works of the issuer’s net offering proceeds from financing of January 2007 in the approximate amount of $23,317,797 on the Matoush property that amounted at $5,085,018 representing 22% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Matoush Property can be consulted in the preceding paragraphs. Explorations expenses on Eclat and Apple property respectively amounted to $5,863 and $52,779 or less than 5% of the net offering proceeds.

Director’s fees

The Company paid to all Company’s directors, except Mr. Guy Hébert and Mr. Jean-Pierre Lachance, for their presence to the Directors’ meetings fixed fees in the total amount of $6,300 for the period from July 1st, 2007 to September 30, 2007.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted to the shareholders during the period.

Item 5. Other information

None

Item 6. Exhibits

31. CE Rule 13a-14 (a)/15d-14(a) Certifications

32.CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date: November 8, 2007

/s/ Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer