Form 10-K
period 2007-12-31
STRATECO RESOURCES INC
filed 2008-03-31
CIK 1178672

10KSB form10ksb.htm FORM 10-KSB

OMB Number: 3235-0420

Expires: April 30, 2009

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common shares                      Toronto Stock Exchange, Canada (“RSC”)

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

All dollar amounts set forth in this report are in Canadian dollars except where otherwise indicated.

As of March 10, 2008, the average bid for the common shares was $2.59 per share for and aggregate market value of $297,588,065.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 10, 2008: 114,898,867.

DOCUMENTS INCORPORATED BY REFERENCE

Part II

Item 7: Financial Statements of an exploration stage company

The Company, an exploration stage company, incorporates for reference to the present document the Strateco Resources Inc. audited financial statements for the fiscal year ending December 31, 2007 and audited financial statements for the fiscal year ending December 31, 2006 that include the report of U.S. GAAP reconciliation at Note 18. These financial statements follow the signature page of the present document.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

PART 1

Item 1  Business.

The Company was incorporated under the Canada Business Corporations Act by articles of incorporation dated April 13, 2000.

The Company is primarily engaged in the exploration of mining properties with a view to commercial production. It currently owns or holds interests in various mining properties in Québec but does not have any mines in production. Its activities are focused on the development of three uranium properties, including the Matoush project in the Otish Mountains of northern Quebec.

Recovery of the cost of mining assets is subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to pursue exploration and development of its properties, and profitable future production or the proceeds from the sale of its properties. The Company must periodically obtain new funds in order to pursue its activities. While it has always succeeded in doing so to date, there can be no assurance that it will continue to do so in the future.

Item 2: Properties.

At December 31, 2007, the Company had a portfolio of four wholly owned mining properties and interests or options on three mining properties in Quebec covering more than 47,633 hectares.

On the next page is inserted as Figure 1 the regional location map of all properties and projects of the Company as of March 2008:

FIGURE 1

MATOUSH PROJECT – U3O8

The map in Figure 2 below represents the Company interest in different properties constituting the Matoush Project including Matoush property, Eclat property, Matoush Extension and Pacific Bay-Matoush property.

FIGURE 2

MATOUSH PROPERTY

100% INTEREST

Location and Access

The Matoush project is located in the Otish Mountains in northern Québec, about 300 kilometres north of Chibougamau, and consists of the Matoush, Matoush Extension and Eclat properties. The Matoush project presently covers 313 claims for a total area of 16,619 hectares. The project is accessible by air, and in winter by the Eastmain winter road, which runs about seven kilometres to the west of the property. Please see Figure 2 supra.

Mining Claims

The property consists of 25 claims covering an area of 1,330 hectares.

A letter of intent dated May 12, 2005 provided for the Company to earn a 51% interest from Ditem Explorations Inc. (“Ditem”), which owned a 100% interest, in consideration of payments totalling $125,000 over two years, including $5,000 on signature of the agreement; $750,000 in exploration work over three years, including $200,000 the first year; and the issuance of 600,000 common shares of the Company over two years. The Beaver Lake Area project, which lies approximately 20 kilometres to the west, was also covered by this agreement.

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

Uranium Potential

The Otish Mountain area is well known for its uranium potential, particularly due to exploration conducted by Uranerz Mining and Cogema in the late 1970s and early 1980s. Mining giant Cameco Corporation, the largest public uranium producer in the world, holds a large number of claims immediately to the south of the Company’s Matoush and Eclat properties, and has conducted a range of exploration activities in recent years, primarily geophysics..

The results of exploration conducted by Uranerz Exploration and Mining in the early 1980s before uranium prices tumbled, as well as those obtained by the Company in 2006 and 2007, indicate that the Matoush property has a very good potential.

Uranerz only explored a 900-metre section of the Matoush structure, which had been traced over 3,900 metres on this property. This exploration work included holes drilled at a spacing of about 200 metres.  Hole AM-15, which returned a 16-metre intersection grading 0.95% U3O8 (19 lbs/ton),  served as the Company’s point of departure for exploration of the property.

The holes drilled on the Matoush property indicate that the uranium mineralization is closely linked to the fuschite and tourmaline alteration on both sides of a gabbro dike in the sediments. The alteration envelope associated with the Matoush structure is symmetrical, with an average thickness of 40 metres. Typically, adjacent to and moving outward from the dike is first a tourmaline zone, then a chlorite-fuschite-muscovite zone and a limonite-hematite zone.

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

In 2006, three main ACF and two intercalated CBF have been identified from surface. The first ACF extends from surface to -40 metres, the second from -200 to -260 metres and the third from -360 to -460 metres, remaining open at depth as the deepest hole drilled by the Company was to -460 metres.

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

Hole	Collar		Az. (º)	Angle (º)	From (m)	To (m)	Core length (m)	% U3O8	Facies	Max cps	lb/ ton
	East	North
MT-06-1	10+25E	31+55S	279.0	-47	276.4	279.0	2.6	0.172	CBF	6,000	3.44
MT-06-2	10+25E	31+55S	275.0	-49	285.4	303.6	18.2	0.74	ACF	24,000	14.8
including					285.4	297.2	11.8	0.91			18.2
					285.4	293.0	7.6	1.03			20.6
MT-06-3	10+25E	31+55S	270.0	-45	264.0	270.0	6.0	0.056	CBF	1,000
					290.7	292.8	2.1	0.069
MT-06-4	10+25E	31+55S	274.0	-52	295.4	309.5	14.1	1.01	ACF	19,000	20.2
Hanging wall					295.4	304.5	9.1	1.39			27.8
including					299.3	304.5	5.2	2.01			40.2
Fault zone					317.5	321.0	3.5	1.47		22,800	29.4
MT-06-5	10+25E	31+55S	267.0	-48	301.3	312.6	11.3	1.33	ACF	34,000	26.6
including					301.3	310.8	9.5	1.54			30.8
Fault zone					319.5	321.4	1.9	1.19		13,000	23.8
MT-06-6	10+20E	31+52S	272.0	-55	323.6	324.0	0.4	0.1	CBF	750	2.0
MT-06-7	10+20E	31+53S	271.0	-49	302.5	313.5	11.0	0.34	ACF	11,000	6.8
including					302.5	308.0	5.5	0.59			11.8
					314.2	314.5	0.3	1.75			35
MT-06-8	10+30E	31+80S	269.0	-51	334.5	341.5	7.0	0.22	ACF	6,400	4.4
MT-06-9	10+25E	31+55S	270.0	-48	309.4	315.0	5.6	1.68	ACF	22,000	33.6
including					311.0	313.3	2.3	3.27			65.4
MT-06-10	10+48E	31+29S	275.0	-46	309.5	320.0	10.5	1.12	ACF	32,000	22.4
including					316.0	318.5	2.5	2.36			47.2
					316.6	317.3	0.7	5.96			119.2
MT-06-11	10+49E	31+29S	283.0	-45.5	305.9	312.5	6.6	0.99	ACF	12,300	19.8
including					305.9	309.0	3.1	1.21			24.2
MT-06-12	10+50E	30+71S	269.0	-45.5	307.0	309.0	2.0	0.75	ACF	11,200	15.0
MT-06-13	10+29E	31+80S	267.0	-47	313.3	315.0	1.7	0.96	ACF	8,200	19.2
MT-06-14	10+29E	31+80S	258.0	-47.5	322.5	323.7	1.2	0.08	ACF	550	1.6
MT-06-15	10+48E	31+29S	271.0	-48.5	330.8	331.1	0.3	0.06	CBF	600	1.2
MT-06-16	10+50E	30+70S	268.0	-48	309.8	313.0	3.2	0.03	ACF	600	0.6
					329.0	330.6	1.6	0.09		1,400	1.8
MT-06-17	11+00E	31+29S	275.0	-56	472.0	473.0	1.0	0.01	ACF	100	0.2
MT-06-18	10+20E	29+71S	275.0	-49	271.0	273.0	2.0	0.27	ACF	3,400	5.4
including					272.0	272.6	0.6	0.75		3,400	15.0
					289.0	294.0	5.0	0.1		700	2.0
MT-06-19	10+20E	29+71S	266.5	-50.5	289.4	289.7	0.3	0.29	ACF	2,150	5.8
MT-06-20	10+50E	28+50S	275.0	-49	338.0	338.4	0.4	0.01	ACF	100	0.2

Hole	Collar	Az. (º)	Angle (º)	From (m)	To (m)	Core length (m)	% U3O8	Facies	Max cps	lb/ ton
East	North
MT-06-21	10+50E	27+85S	277.0	-45	317.3	319.1	1.8	0.05	ACF	90	1.0
MT-06-22	10+50E	26+50S	276	-45	302.8	303.6	0.8	0.05	ACF	600	0.91
MT-06-23	10+50E	26+50S	276	-52	335	336	1,0	low values	ACF	120
MT-06-24	8+65E	26+50S	277	-45	74	74.2	0.2	low values	ACF	90
MT-06-25	10+50E	27+10S	277	-52,5	358	359.5	1.5	0.20	CBF	2500	3.95
MT-06-26	10+50E	27+10S	276	-46	358.2	360.3	2.1	low values	CBF	2500
MT-06-27	10+50E	25+50S	277.0	-53.5	333,3	333.6	0.3	0.13	CBF/ ACF	700	2.6
MT-06-28	10+20E	29+71S	275.0	-51	285.0	285.8	0.8	0.24	ACF	4,300	4.8
MT-06-29	10+20E	29+71S	275.0	-54	316.7	318.6	1.9	0.01	ACF	80	0.20
MT-06-30	9+93E	30+90S	269.0	-52	255.1	267.5	12.4	2.10	ACF	65,000	42.0
261.7	265.0	3.3	4.70	94.0
264.2	264.5	0.3	16.6	65,000	332.0

MT-06-31	9+93E	30+90S	277	-52	253	256	3,0	0.42	CBF	10700	8.45
268	271	3,0	0.07	ACF	1175	1.31
MT-06-32	9+90E	30+90S	284	-52	241.5	247	5.5	1.66	CBF	36000	33.29
250	253.3	3.3	0.81	CBF	16.14
MT-06-33	9+90E	30+40S	275.5	-52	237.5	239.9	2.4	0.46	CBF	11400	9.26
260.6	265	4.4	0.64	ACF	31400	12.79
MT-06-34	10+48E	31+32S	273.5	-47	315.3	319.2	3.9	0.02	ACF	540	0.42
MT-06-35	10+48E	31+32S	270	-46	306.4	321.6	15.2	2.13	ACF	65000	42.69
Including	306,8	315,2	8,4	3,20	64,00
308,4	309,3	0,9	11,16	223,0
MT-06-36	10+49E	31+32S	281.5	-47.5	315	338.4	23.4	0.78	ACF	34000	15.60
MT-06-37	9+93E	30+90S	281.5	-48	236	237	1,0	0.41	CBF	3500	8.19
MT-06-38	9+89E	30+40S	285	-52	233.7	239	5.3	0.16	CBF	3200	3.11

*Mt-06-18:3 metres of core unrecovered at the fault

* ACF:

Active Channel Facies

* CBF:

Channel Bar Facies

*

Exploration holes MT-06-22 to MT-06-26 each intersected the Matoush fault, with low to moderate grades over thicknesses of up to 1.5 metres in Hole MT-06-25.

Drilling resumed on January 10, 2007 following the Holiday break. The first phase of 2007 drilling is essentially aimed at testing the extension immediately south of the AM-15 zone. Six holes, MT-07-01 to MT-07-06, for which the geological logs were completed, were drilled for a total of 2.073 metres.

At the beginning of the year, Hole MT-07-01, the only hole drilled in the northern extension of the AM-15 zone, tested the possible continuity of the mineralization in the CBF layer above holes MT-06-32 and 33.

The hole confirmed the continuity of the structure and the usual alterations. The maximum radiometry recorded on the core was 2,500 CPS.  Of holes MT-07-02, 03 and 04 drilled in the upper section of the ACF facies, Hole MT-07-03 proved the most interesting, yielding a mineralized intersection of 15.8 metres with up to 20,000 CPS.

Holes MT-07-5 and 06, drilled on the same section in the middle and lower ACF facies about 50 metres south of the AM-15 zone, both intersected mineralization in the form of pitchblende and uranophanes, with up to 13,000 and 15,500 CPS respectively. The mineralized intersection from MT-07-6 was exceptionally large, at 15.1 metres (50 feet).

The following table shows the location of holes MT-07-01 to MT-07-6 for which results have been obtained on April 10, 2007 from the SRC laboratory in Saskatoon

Hole	Collar		Az. (º)	Angle (º)	From (m)	To (m)	Core length (m)	% U3O8	Facies	Max cps	lb/ ton
	East	North
MT-07-01	9+90E	30+40S	275	-46	231	231.7	0.7	0.43	CBF	2500	8.6
MT-07-02	10+29E	31+80S	278	-46.5	301	307	6,0	1.45	ACF	22000	29.0
					301.5	303	1.50	2.29			45.8
MT-07-03	10+29E	31+80S	285	-45	291.6	307.55	16.05	2.00	ACF	20000	40.0
Including					300.7	304.25	3.55	4.02			80.4
MT-07-04	10+29E	31+80S	272	-45.5	302.8	304.1	1.30	0.30	ACF	1000	6.0
MT-07-05	10+29E	31+80S	272	-49	304.6	310	5.40	2.03	ACF	13000	40.6
MT-07-06	10+29E	31+80S	273	-50.5	319.05	333	13.95	0.53	ACF	15500	10.6
Including					319.05	322.8	3.75	2.94			58.8
MT-07-07	10+29E	31+80S	283	-45.5	288.6	297	8.40	0.49	ACF	6500	9.8
MT-07-08	10+48E	31+32S	276	-48.5	322.5	326	3.50	1.50	ACF	29600	30.0

*ACF:

Active Channel Facies

*CBF:

Channel Bar Facies

The true widths of the mineralized intersections in this release have not yet been determined.

Repairs to the winter road began in mid-January 2007 and a new 12-kilometre section was built. A substantial quantity of equipment has been mobilized, including a 45-person camp, which has been operational two months earlier than expected, in mid-April.

As of June 2007, exploration work had primarily consisted of drilling, with three drills operating on the site. Since the beginning of 2007 (to June 21), 55 holes including one wedge had been drilled for a total of 22,402 metres. Definition drilling continued on Zone AM-15 in preparation for a Canadian National Instrument 43-101 (NI 43-101) compliant resource estimate, as well as drilling on the north and south extensions of the zone. One drill was assigned to deep drilling and has completed four holes, not including one wedge and another hole left uncompleted. Exploration drilling was also testing the uranium potential of the CBF horizon from surface down to the –180-metre level.

As of April 2007, the Company, has received chemical analyses for 24 holes from the SRC laboratory in Saskatoon, as well as results for MT-07-01 to MT-07-08.

Drilling in the AM-15 area has indicated the presence of interesting uranium mineralization over a distance of more than 300 metres, with a core distance of 160 metres. The AM-15 horizon remains open both to the north and to the south.

Holes for which chemical analyses were received included nine holes drilled in the northern extension of AM-15, namely MT-07-26, 27, 28, 29, 31, 32, 33, 34 and 35 (the pierce point locations can be viewed on the Company’s web site at www.stratecoinc.com). The true width of the mineralized sections has not yet been determined. Hole MT-07-29 returned the best value, with a grade of 1.97% U3O8, representing 39 lb/ton U3O8, over a length of 6.7 metres in the CBF horizon. These results are even more promising as the intersection corresponds to a fault in the hangingwall of the Matoush fault, 135 metres to the north of the Hole AM-15 intersection. Another hole of interest in this area is MT-07-33, drilled 25 metres to the north of MT-07-29. As in MT-07-29, the uranium mineralization is in the hangingwall of the Matoush fault. The mineralization was found in a 4.00-metre section of the hole, but sampling has not yet been completed. To date, grades of 1.49% U3O8 (30 lb/ton) over 0.3 m from 244.2 to 244.5 m and 1.18% U3O8 (24 lb/ton) over 0.8 m from 247.6 to 248.4 m had been obtained.

In the rich ACF horizon, also in the northern extension of the AM-15, Hole MT-07-35 returned the best intersection, 65 metres to the north of AM-15. A grade of 0.95% U3O8 (19 lb/ton) over a substantial length of 10.7 metres, including 1.61% U3O8  (32 lb/ton) over 5.9 metres, was obtained. This intersection, which displays intense fuschite, tourmaline and chlorite hydrothermal alteration with pichblende and uranophane, confirms the presence of a corridor of high grades and widths in the upper part of the ACF to the north of AM-15.

Three holes (MT-07-48, 50 and 54) were drilled in the southern extension of AM-15, in the lower CBF, between 10 and 20 metres above the ACF-CBF contact, to test the potential presence of a saccharoidal level recently identified in the northern extension of the AM-15. This level, which would add considerable value to the project, consists of fine, moderately silicified, porous sandstone with a sugar structure (saccharoidal). The results of visual examination and radiometry on the core are encouraging. In Hole MT-07-48, the mineralized zone is 7.0 metres long, with a cps of up to 3,000 associated with the pichblende. In Hole MT-07-50, the mineralization was intersected over 1.0 m with a maximum cps of 2,300, and in Hole MT-07-54, over 6.0 metres avec maximum cps of 5,300, but with 50% core loss.

Thirteen exploration holes were drilled in the southern extension of the AM-15 zone, over a strike length of 270 metres, being up to Section 35+15S, with Hole AM-15 lying on Section 31+50S. Most of these holes intersected the Matoush fault in the ACF. Chemical analysis results have been received for these thirteen holes. Except for Hole MT-07-18, which was drilled on the lake last winter and returned a grade of 0.21% U3O8 over 3.4 m, including 0.83% U3O8 (17 lb/ton) over 1.5 m, grades were below 0.10% U3O8 (4 lb/ton). For instance, Hole MT-0710, with a pierce point 100 m south of AM-15 in the upper part of the ACF, returned a grade of 0.06% U3O8  over 4.0 m, including 0.19% U3O8 over 0.8 m.

One of the three drills was mobilized on February 10, 2007, for deep drilling to test the uranium potential of the basement rock (unconformity). In February 2007, the Company obtained the results for the first hole to reach the basement on the Matoush property, namely Hole MT-07-09, with a total length of 1,296 metres. In addition to Hole MT-07-09, three other holes were drilled, namely MT-07-15, 22 and 30, as well as a wedge (MT-07-22-A). A fourth exploration hole (MT-07-47) was drilled to test the basement 170 metres north of MT-07-30, but was left unfinished for technical reasons. One of these holes, MT-07-22, can be considered significant, as it intersected two intrusives, both containing uranium mineralization. The mineralization was intersected in the ACF at an average vertical depth of 700 metres, with the basement lying at 792 metres. The two intrusives are 60 metres apart down hole, with the second corresponding to the Matoush fault. Chemical analysis results were revealing, with respective grades of 1.18% U3O8 (24 lb/ton) over 0.6 metres and 0.30 U3O8 (6 lb/ton) over 1.40 metre.

Nine exploration holes (MT-07-36, 38, 40, 41, 43, 44, 45, 49 and 53) were drilled to test the uranium potential of the CBF at a vertical depth between the -80 m and -160 m. This horizon typically contains low uranium grades. The five holes, centred at -100 m over a strike length of about 240 m, do not appear to have returned any significant mineralization, with counts per second ("cps") of less than 700. However, Holes MT-07-36 and 44, 105 metres apart with a pierce point at –160 m, are more promising. Hole MT-07-36 intersected a mineralized zone of interest over 3.15 metres with a cps of up to 6,300, and Hole MT-07-44 intersected two mineralized zones, the first 2.0 metres long with a cps of up to 3,900 in the CBF, and the second about 13 metres long in the ACF with a maximum cps oscillating from 650 to 2,700.

Hole MT-07-49 had a pierce point 185 metres to the north of AM-15 in the middle part of the ACF, this hole shows that the mineralization extends to the north. The 3.8-metre length of mineralized zone showed the presence of pichblende over its entire length, with a cps of 11,500.

Hole MT-07-23, drilled to test an IP geophysical anomaly outside the Matoush corridor, did not intersect any abnormal structure, and the anomaly remains unexplained.

In addition to the delay in obtaining chemical analysis results from the laboratory, the Company has experienced delays in sampling and consequently in shipments of samples due to a personnel shortage. The situation was recently remedied with the hiring of three geologists.

Exploration work on the Matoush project intensified in the third quarter, particularly as the summer season permitted prospecting and use of the heliportable drill.

Between July 3 and October 3, 2007, 65 holes were drilled on the Matoush project for a total of 14,983 metres.

Exploration drilling in the third quarter took place mainly along the Matoush fault, from the northwest end of the project (Matoush Extension) to the southern part of the Eclat property, 9 km south of the AM-15 zone. The holes in the northern and southern parts of the Matoush project were drilled with a Versa-type drill moved using an Astar 350 B-2 helicopter assigned permanently to the site by Canadian Helicopters. The location of the holes drilled in the third quarter of 2007 can be found in the Form 10QSB for the period ending September 30, 2007.

Aside from the exploration holes drilled from surface to the 60-metre thick ACF-3 level (which hosts the AM-15 zone), including those drilled in the AM-08 sector (ACF-1, 15 metres thick), the emphasis was on exploration drilling at depth in the nearly 400-m thick ACF-4. These holes were drilled to test a new geological model based on the potential presence of other zones lying parallel to the plunge of the AM-15 zone. The best results were obtained from holes MT-07-101, 110 and 116 drilled in mid-October.

Logging of Hole MT-07-101 showed 0.30% eU3O8 over 1.9 m in the upper part of the ACF-4, at -360 m. A maximum of 5,900 cps was recorded on the core. Hole MT-07-110, drilled 60 metres deeper and 50 metres further north, intersected two mineralized sections 4.2 metres apart, with the second corresponding to the Matoush fault. Logging indicated 0.09% eU3O8 over 1.11 m and 0.06% eU3O8 over 2.23 m.  Finally, Hole MT-07-116, drilled 110 m further north and 150 metres deeper than MT-07-110, intersected a 0.40 m mineralized section at the contact of the fault (-525 m), with up to 32,000 cps.  This hole could not be logged.

In-hole logging has become essential as the Saskatchewan Research Council (SRC) is literally overloaded. Pending receipt of its own probe, the Company is using a Gamma probe on loan from Cameco.

The third quarter was also very active at the prospecting level on the Matoush property, with conclusive results.

The primary objective of the summer 2007 prospecting program was the discovery of new uranium-bearing radioactive boulders or outcrops that could lead to a new mineralized zone. More than 10,000 hectares were covered. Prospecting was conducted systematically on lines spaced at 100 metres.

Most notably, this work led to the discovery of strongly radioactive blocks (5,000 to 61,000 cps) in the east-northeast corner of the Matoush property (Laurent-Martin showing), an outcropping radioactive zone (600 to 10,000 cps) at the northern edge of the North Block and a number of radioactive boulders on both the South and North blocks of the property.

The highly significant discovery of radioactive boulders of up to 61,000 cps made by prospectors from Exploration Sans Frontière subcontracted by the Company lies 5 km northeast of the AM-15 zone.

Geotechnical and metallurgy studies continued in parallel with field exploration work, along with the gathering of data for the environmental impact study.

On September 26, 2007, Scott Wilson Roscoe Postle & Associates (Scott Wilson RPA) completed a NI 43-101 technical report on the Matoush property, including a resource estimate on the AM-15 core zone.

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

1.

Mineral Resource Classification, Category and Definition

The Canadian Institute of Mining, Metallurgy and Petroleum (CIM) guideline for resource classification includes the following definitions which are pertinent to the classification of the Matoush Property resource:

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

On the Matoush Property, Indicated mineral resources are estimated to total 201,000 tonnes grading 0.79% U3O8 containing 3.48 million pounds of U3O8. Inferred mineral resources are estimated to total 65,000 tonnes grading 0.43% U3O8 containing 0.62 million pounds.

The solid representing the AM-15 core zone plunging to the southeast (source of the new model) can be viewed on the longitudinal section on Strateco’s website, at www.stratecoinc.com.

Details of the estimation are presented in the following table:

AM-15 Core Zone	Tonnes	Cut U3O8	Cut U3O8
	(000)	(%)	(000 lbs )
INDICATED Main Lens	164	0.87	3,162
South Lens	37	0.40	323
Upper Lens	0		0
North Lens	0		0
TOTAL INDICATED	201	0.79	3,484
INFERRED Main Lens	36	0.54	421
South Lens	6	0.19	25
Upper Lens	11	0.08	20
North Lens	12	0.55	152
TOTAL INFERRED	65	0.43	619

Notes:

1.

CIM Definitions were followed for mineral resources.

2.

Cut-off grade: 0.05% U3O8.

3.

Grade-shell wireframes at 0.05% U3O8 were used to constrain the grade interpolation.

4.

U3O8 values were interpolated by ordinary kriging.

5.

Wireframes were constructed with a minimum horizontal thickness of two metres.

6.

High U3O8 grades were cut to 7%

7.

Downhole radiometric logging was used for assays in one drill hole.

8.

Blocks are 10 m by 10 m by 3 m.

9.

Several blocks less than 0.05% U3O8 were included for continuity or to expand the lenses to the two metre minimum horizontal thickness.

10.

Gemcom Software International Inc. Resource Evaluation Edition Version GEMS 6.11 was used.

The resource estimate does not take in account other mineralized zones intersected by drilling on the Matoush property. “The smaller and eroded AM-8 Zone is found at surface in ACF-1, approximately 200 metres vertically above the AM-15 zone. Uranium mineralization of undefined extent has also been intersected in ACF-2 (L-43 occurrence) and ACF-4 (22 Deep Occurrence, 0.31% U3O8 over 1.4 metres). The 22 Deep Occurrence is 200 metres above the basement unconformity and about 330 m vertically beneath the AM-15 zone. All of this mineralization is located within the MFZ and is, as referred to it earlier, Otish-type uranium mineralization.” (Scott Wilson RPA, Sept. 2007)

In the last quarter of 2007, drilling was mainly concentrated in the new MT-22 zone sector, located in the ACF-4 at a vertical depth of between -350 and -650 m, with the main goal of identifying new mineralization in order to increase the resource. During this last period, 20 holes were drilled for a total of 11,238 m.

Most of the holes drilled in this area (ACF-4) intersected significant U3O8 values at the intersection of the Matoush fault, generally over small widths. While MT-07-116, for instance, intersected 50,000 cps over 0.3 m, the gamma probe has not yet been used in this hole due to the excessive length of cable required (intersection at -600 vertical metres). The best results were obtained in the last two holes drilled in 2007, MT-07-129 and MT-07-130, 80 m apart at the same elevation (- 350m).

Hole MT-07-129, with a 5.3-m intersection grading 0.37% eU3O8 including 3.3 m of 0.51% eU3O8, was particular as the alteration halo in this hole is identical to the one around the AM-15 zone.

Hole MT-07-130 intersected a 5.8-metre mineralized zone grading 0.37% eU3O8. Exploration work stopped on December 21, 2007, for the holiday break.

ECLAT PROPERTY

Location and Access

The Eclat property is located in the Otish Mountains of northern Québec, immediately south of the Matoush property. The property is accessible by helicopter as well as by the winter road that links the Eastmain mine to Témiskamie. Please see Figure 1 at page 4 for the general location of Eclat property mining claims.

Mining Claims

The property consists of 90 mining claims covering 4,787 hectares. Vija Ventures Corporation holds a 100% interest in the property. Please see the General location map of the Matoush project Figure 2 at page 5 for the location of the mining claims of Eclat property.

A letter of intent dated July 12, 2005 granted  the Company an option on a 100% interest.  The interest applies to all minerals except diamonds.

The agreement provides for the Company to earn its 100% interest by making payments totalling $150,000 over four years, including $7,000 on signature of the agreement and $7,000 on the first, $20,000 on the second, $20,000 on the third and $96,000 on the fourth anniversary, by carrying out $500,000 in exploration over four years and by issuing 600,000 common shares of the Company over three years, of which 400,000 have already been issued. The property is subject to a 2% NSR.

Uranium Potential

The property is strategically located in a relatively unexplored area with known uranium potential. It is bordered to the north by the Matoush property, wholly-owned by the Company, and to the south by ground recently staked by Cameco Corporation.

The property lies in the southern extension of the Matoush structure, which was traced by Uranerz over 3,900 metres using ground VLF surveys conducted in the early 1980s. The holes drilled by Uranerz and the Company clearly show uranium potential.

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

On the southern portion of the Matoush project, on Eclat property, 10 holes were completed (EC-07-01 to 07-10) for a total of 2,260 metres. These exploration holes drilled with the assistance of the helicopter allowed the Matoush fault to be accurately located on the Eclat property, with radiometry on the core showing a low cps. More drilling will be done in this area during winter 2008.

MATOUSH EXTENSION PROPERTY

The Matoush Extension property is located north, west and east of the Matoush property. Please see Figure 1 at page 4.

Mining Claims

Wholly-owned by the Company, the Matoush Extension property consists of 198 claims covering 11,504 hectares. These mining claims were acquired by the Company in the fall of 2005 and the winter and summer of 2006 to protect the area in the vicinity of the Matoush and Eclat properties.  Please see the general location map of the Matoush project in Figure 2 at page 5.

The northern border of the property is very close to the northern edge of the Otish Basin. The property is broken up by a row of mining claims belonging to Pacific Bay.

With the addition of the Matoush Extension property, the Matoush project as a whole covers 23 kilometres along its north-south axis, intersected by a 900-metre section belonging to Consolidated Pacific Bay Minerals Ltd (See section on Pacific-Bay Matoush property below).

Exploration Work

No significant exploration work was conducted on the Matoush Extension property except for the radiometry and magnetometry survey, which covered most of the property.

On the northern portion of the Matoush project, on Matoush Extension property, exploration work in 2007 consisted in prospection and limited drilling. Prospecting was successful with the identification of an outcropping radioactive zone with 600 to 10,000 cps. Four drill holes were completed in the area for a total of 1,290 metres. Mixed results were obtained, the Matoush fault being laterally displaced.

PACIFIC-BAY MATOUSH PROPERTY

On October 29, 2007, the Company entered into an agreement in principle with Consolidated Pacific Bay Minerals Ltd. (“Pacific Bay”) allowing the Company to earn a 60% interest in 277 mining claims owned by Pacific Bay located in the Matoush District of Québec's Otish Mountains. The agreement was subject to the completion of a definitive option agreement and regulatory approval that took place on January 14, 2008. It calls for the Company to pay Pacific Bay a total of $500,000, issue 200,000 Strateco shares and incur $3 million in exploration expenditures over four years, including a minimum of 10,000 meters of drilling. As part of the transaction, the Company acquired one million units of Pacific Bay at a price of $0.30 per unit on January 14, 2008. Each unit consists of one common share and one warrant to purchase a common share at $0.60 per share for a period of 24 months.

As of October 29, 2007, the Company assumed direction of exploration activities on the property, including supervision of the drilling program completed in December 2007. The property covers an area of 145 square kilometres (56 square miles) in the Otish Mountains, where the Company has been drilling the Matoush high-grade uranium orebody originally discovered by Uranerz Exploration and Mining in the 1980's. The resource estimate for the property predates NI 43-101.

MONT-LAURIER PROPERTY – U3O8

100% INTEREST

Location and Access

The Mont-Laurier project is located in Pérodeau Township, 40 kilometres northeast of Mont-Laurier, Québec. The property is easily accessible by paved road from Mont Laurier.

Please see Figure 1 for the general location map of the Mont-Laurier property and the following Figure 3 for the location of the claims of the Company on the Mont-Laurier property.

Figure 3

Mining Claims

The project consists of 80 claims that cover an area of 4,710 hectares. The Company owns a 100% interest in the property, acquired at the end of March 2005.

Strateco Resources Inc.

LEGEND
Mont-Laurier Uranium project
Uranium deposit
Uranium occurrence
Secondary road
N
46°55'
46°50'
46°45'
LEMAN TWP
DÉCARIE TWP
NORTH ZONE
0.33 Mt @ 0.027% U_3O_8
TOM DICK
1.39 Mt @ 0.037% U_3O_8
0.59% U_3O_8
NOVA URANIUM
FRANCHÈRE TWP
HANSON LAKE
0.54 Mt @ 0.075% U_3O_8
STRATECO
PÉRODEAU TWP
BRUNET TWP
31J/14
31J/11
MOREAU TWP
0
2 km
VISUACOM (2006-02-08)
75°15'
75°10'
75°05'

MONT-LAURIER URANIUM PROJECT

Figure 4

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

Two white pegmatite uranium zones have been identified in the centre-south portion of the ground held by the Company, previously known as the Lac Hanson claims. The largest zone, which is six metres thick and dips 20o to the northwest, has been traced over a distance of 365 metres to the northeast by trenching. Previous work reported an estimate of 544,000 tons grading 0.075% U3O8, or 1.5 lb/ton. The central portion of the Company’s property, on the same axis between the Lac Hanson and the Tom Dick zones, remains virtually unexplored due to the fluvio-glacial overburden.

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

In 2007, the exploration program on the property consisted essentially of drilling.

From January to March 2007, a 2,614 metres - 32-holes drilling program was completed on Area A, B and C. This is the first program carried by the Company since the staking of the property in 2005 and since the work done by Mont-Laurier Uranium Mines in 1971 and SOQUEM in 1973.

In Area A (Lake Hanson West) the 2007 drilling was aimed at testing this zone on a 100-meter spacing drill grid over 1,000 metres of strike. A series of 28 mostly vertical holes (2,274 metres) were drilled to an average depth of about 81 metres. The key white pegmatite units alternating with granitic gneiss were intersected as expected but the dissemination of uranium-bearing minerals seems greater than expected. Decimetric to metric assayed intervals returned values below 0.05 % U3O8.

With those results, it appears difficult to correlate our observations with the historic resources reported for Hanson Lake West (544,000 tons, 0.075% U3O8).

In Area B between Hanson West and Tom Dick South, only one hole was drilled and abandoned at 54 metres. Water and logistic problems were encountered.

For the Area C (Tom Dick South) three drill holes totalling 285 metres were completed at the base of the escarpment bordering on the northern limit of the property with the property of Nova Uranium. Only minor intersections of decimetric width with grades below 0.02% U3O8 were obtained.

Even with the mixed results of the 2007 drilling program, the property still shows many exploration targets that were not covered by recent exploration works in particular the Hanson Center area, the Area B not drilled in 2007, the Area C with respect to the work and results from Nova Uranium and other radiometric airborne survey targets on our property.

APPLE PROPERTY

Mining claims

On August 28, 2007, the Company has acquired 100% the Apple uranium property, wholly owned by Virginia Mines Inc (“Virginia”) in consideration of 3,250,000 shares of the Company.

 The agreement also provides for a 2% NSR royalty payable to Virginia, half of which can be bought back for CAN $1.0 million. The transaction closed on September 6, 2007.

The Apple property consists of 194 mining claims covering 9,928 hectares 80 km southeast of Radisson.

Location and access

The property is located at 75 km southwest of the Radisson airport, in the James Bay area. The property is accessible by a 40 km winter road from km 510 on the paved James Bay road. In summer, the property can be accessed by boat from the Trans-Taïga road.  Please see Figure 1 at page 4 for the general location of the property and the Figure 5 on the next page for location of the claims.

104 CDC actual
88 CDC in request
77°00' W
53°15' N
33 F/07
Route Transtaiga
33 F/03
33 F/02
N
STRATECO
RESOURCES
APPLE PROPERTY
0
5
10
Échelle 1 : 250 000
Kilomètres

Figure 5

Uranium potential

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

In 1974, INCO performed a resource estimate on a one-kilometre section covering seven subvertically-dipping zones. The non-NI 43-101-compliant estimate yielded 9,365,000 tons grading 0.054% U3O8 or 1.08 lb/ton for a total of 10.1 million pounds (GM 57894). This resource includes 4.3 million tons categorized as proven and probable and 5.0 tons categorized as possible. The literature (Robertson et al. 1986) reports a resource of 8.5 million tons grading 0.052% U3O8 (8.8 million pounds of U3O8) contained in a six-metre by one-kilometre wide envelope extending to a depth of 300 metres, and remaining open at depth. A correlation was established between the highest uranium grades and the pyrite content. INCO dropped the property in 1975, and it has not been explored for uranium since.

Exploration work

In the fall of 2007, the Company conducted a helicopter-borne radiometry survey covering the entire property. This survey led to the identification of new radiometry anomalies and confirmed those identified by earlier surveys.

In early January 2008, the Company began construction of a 14-person camp. A 4,000-metre drilling program began in mid-February. Various targets will be tested.

MISTASSINI PROPERTY

On November 26, 2007, the Company signed an agreement in principle to earn a 60% interest in the uranium rights on the Mistassini property owned by Majescor Resources Inc. (“Majescor”), subject to signature of a definitive option agreement and regulatory approval. Majescor currently owns 100% of the uranium rights and Superior Diamonds Inc. ("Superior Diamonds ") owns 100% of the diamond rights on the Mistassini property, which is located in the Otish Mountains of Quebec, approximately 40 km south-west of the Company’s Matoush property.

The proposed option agreement calls for the Company to allow Majescor to contract Major Drilling's heliportable-drill rig, currently leased to the Company, to drill the Lac Mantouchiche showing in November-December 2007 in return for the Company securing a 30-day right of first refusal to enter into an option agreement with Majescor on the property, with the 30-day period to commence upon the Company's receipt of the drill results from Majescor.

Under the option agreement, the Company can earn an undivided 60% interest in the uranium rights on the property by incurring an aggregate of $1.3 million in exploration expenditures over three years. The Company must reimburse Majescor the cost of the drilling program (approx. $250,000) and incur an additional $250,000 in exploration expenses on the property in the first year, for a total first year firm commitment of $500,000. The remaining $800,000 in exploration expenses will be incurred equally in second year and third year.

During the option period, the Company will be the sole operator for all uranium exploration and will have full access to the property. Superior Diamonds will have access to the property to conduct exploration for diamonds and will be the sole operator of all diamond exploration. Superior Diamonds is entitled to a 2.0% Yellow Cake Royalty on the property. The parties agree to finalize a formal joint venture agreement within 90 days of the Company's election to option the property.  The Company elected on February 14, 2008 to enter into this Option Agreement with Majescor.

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

Action Plan

In the coming months, the Company will continue to focus its exploration efforts on exploration and development of its best uranium and metals projects using advanced exploration methods. Based on industry trends and demand, the Company will also consider acquiring new mining properties for exploration. Financing may be required for this purpose in 2008.

The Company foresees drilling expenses of $26M on its properties in 2008 as follows: $22M on the Matoush property, $2.5M on Apple project, $450,000 on Pacific Bay-Matoush , $650,000 on Eclat property and $400,000 on Mistassini property.

Item 3:  Legal proceedings.

There are no legal proceedings pending against the Company.

Item 4: Submission of Matters to a Vote of Security Holders.

There were no new matters submitted to a Vote of Security Holders since the filing of Form 10-QSB as of September 30, 2007.

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

	2007	2006	2005
Rate at end of Period	0.9881	1.1652	1.1656
Average Rate During Period	1.0750	1.131	1.2115
High Rate	1.1852	1.172	1.2703
Low Rate	0.9168	1.099	1.1507

The high and low exchange rates for each month during the previous six months are as follows:

	September	October	November	December	January	February
	2007	2007	2007	2007	2008	2008
High rate	$1.0546	$1.0002	$1.0007	$1.1838	$1.0294	$1.0188
Low rate	$0.9959	$0.9496	$0.9168	$0.9784	$0.9905	$0.9717

On March 10, 2008 the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $ 1.00 USD=$0.9975CND.

The Company’s securities were traded in Canada as Strateco Resources Inc. (“RSC”) on the Bourse de Montréal Inc. from November 7, 2000 to September 30, 2001, from October 1, 2001 to May 15, 2002 on Canadian Venture Exchange (CDNX) and from May 15, 2002 to June 5, 2007 on TSX Venture Exchange. The Company graduated to the Toronto Stock Exchange on June 6, 2007.

(b) Prior sales of common shares in Canada

Bourse de Montréal Inc.

From November 7, 2000 to September 30, 2001 the Company’s shares were listed as Strateco Resources Inc. (RSC) at the Bourse de Montréal  (Montreal Exchange).

	High	Low	Volume
2000
November 7, 2000 to December 31, 2000	$0.40	$0.11	1,458,375
2001
First Quarter	$0.28	$0.11	646,741
Second Quarter	$0.25	$0.12	446,125
Third Quarter	$0.18	$0.10	216,750

Canadian Venture Exchange (CDNX) now called TSX Venture Exchange

The Company’s shares were listed on the Canadian Venture Exchange (CDNX), from October 1, 2001 to May 15, 2002 as Strateco Resources inc. (RSC). Since May 1, 2002 Canadian Venture Exchange (CDNX) is called TSX Venture Exchange.

	High	Low	Volume
2001
Fourth Quarter	$0.350	$0.110	1,317,805
2002
First Quarter	$0.300	$0.120	1,724,608
Second Quarter	$0.290	$0.140	2,494,500
Third Quarter	$0.210	$0.140	704,700
Fourth Quarter	$0.190	$0.120	2,227,000
2003
First Quarter	$0.210	$0.100	3,268,900
Second Quarter	$0.140	$0.070	1,825,600
Third Quarter	$0.155	$0.090	2,908,500
Fourth Quarter	$0.190	$0.120	7,377,600
2004	High	Low	Volume
First Quarter	$0.220	$0.130	7,652,400
Second Quarter	$0.200	$0.125	2,795,600
Third Quarter	$0.180	$0.120	1,551,000
Fourth Quarter	$0.140	$0.090	3,672,200
2005
First Quarter	$0.145	$0.075	1,613,000
Second Quarter	$0.150	$0.070	1,682,900
Third Quarter	$0.125	$0.060	2,260,400
Fourth Quarter	$0.195	$0.075	9,092,011

As of June 6, 2007, the Company graduated from the TSX Venture Exchange (TSX-V) to the Toronto Stock Exchange (TSX) under the same symbol RSC.

2006	High	Low	Volume
First Quarter	$0.920	$0.165	55,573,549
Second Quarter	$1.800	$0.880	81,566,000
Third Quarter	$1.330	$0.920	28,079,772
Fourth Quarter	$3.120	$0.700	124,821,769
2007	High	Low	Volume
First Quarter	$3.890	$2.170	58,241,235
Second Quarter	$4.000	$2.050	46,563,334
Third Quarter	$2.610	$1.400	51,358,227
Fourth Quarter	$3,460	$2,110	39,830,756
2008	High	Low	Volume
January 2008	$3.150	$2.390	13,202,092
February 2008	$2.680	$2.010	10,437,729
March 1st to March 10, 2008	$2.450	$2.020	2,658,712

On March 10, 2008, the closing bid price of the Common Shares on the TSX was $2.07 per share. The Company is not listed for trading on any securities exchange in the United States, and there has been no active market in the United States for the Common Shares.

Price Fluctuations, Share Price Volatility

Securities markets in Canada have experienced a high level of price and volume volatility in recent years, with many resource companies experiencing wide price fluctuations not necessarily related to operating performance or underlying asset values of such companies. The Company’s shares traded between $0.165 and $3.12 during 2006 and between $1.40 and $4.00 during 2007. The Company’s shares traded between $1.40 and $2.61 during the third quarter of 2007, between $2.11 and $3.46 during the fourth quarter of 2007 and between $2.01 and $3.15 from January 1, 2008 to March 10, 2008. No assurance can be made that the Company’s share price and volume will not continue to fluctuate materially.

(c)

Private offerings in Quebec, Canada

During the fourth quarter of the year ending December 31, 2007, the Company did not close any public or private placements in Québec, Canada.. The Company completed only one private placement for financing  in January 2007 and obtained a statutory exemption from the prospectus requirements from the Quebec Securities Commission now called “Autorité des marchés financiers” in filing required documents pursuant to new Regulation 45-106 in Canada and in obtaining the authorizations from the TSX Venture Exchange for this offering:

2007-01-31(1)	Accredited Investors through syndicate of underwriters	$25,012,000	9.620,000	$2.60 per unit	4,810,000	$3.50	09-01-31
2007-01-31	Underwriters’ remuneration options				577,200	$2.60 per unit	09-01-31

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

At any time after June 1, 2007, the Company may notify holders of warrants and remuneration options of its intention to force the exercise of warrants and remuneration options should its shares trade on the TSX Venture Exchange at a price equal to or greater than $4.50 per share for a period of 20 consecutive trading days. The net proceeds of the private placement will be used to finance additional exploration work on the Company’s Matoush Apple, Mont-Laurier project and other properties in Québec and for general working capital purposes.

Agreements to issue securities for acquisition of mining properties

On July 2007, the Company issued 200,000 common shares pursuant to the Option Agreement with Vija Corporation for the acquisition of a 100% interest in Eclat Property.

On August 28, 2007, the Company has acquired 100% of the Apple uranium property, wholly owned by Virginia Mines Inc. (“Virginia”), in consideration of issuance of 3,250,000 Company’s common shares. The Apple property consists of 194 mining claims covering 9,928 hectares 80 km southeast of Radisson.

The agreement also provides for a 2% NSR royalty payable to Virginia, half of which can be bought back for  $1.M. The transaction closed on September 6, 2007.

On October 29, 2007, the Company entered into an agreement in principle with Consolidated Pacific Bay Minerals Ltd. (“Pacific Bay”) allowing the Company to earn a 60% interest in 277 mining claims owned by located in the Matoush District of Québec's Otish Mountains (the “Property”). The agreement was subject to the completion of a definitive option agreement and regulatory approval that took place on January 14, 2008. It calls for the Company to pay Pacific Bay a total of $500,000, issue 200,000 Strateco shares and incur $3 million in exploration expenditures over four years, including a minimum of 10,000 meters of drilling. As part of the transaction, the Company acquired one million units of Pacific Bay at a price of $0.30 per unit on January 14, 2008. Each unit consists of one common share and one warrant to purchase a common share at $0.60 per share for a period of 24 months.

These private placements are exempted from registration in the United States pursuant to sections 4 (2) and 5 of the Securities Act 1933.

(d) Public offering in Quebec, Canada

The Company did not realize any public offering in 2007.

(e) Use of proceeds

The proceeds of the private placements during the period consisted of non flow-through proceeds realized in the year 2006, in the remaining amount of $9,242,201 as of January 1, 2007 and in the year 2007 in the amount of $30,756,550 that includes the sums obtained from the exercise of stock options and warrants. Part of this sum has been used in the last quarter of the period of the following manner: $4,179,258 has been spent on exploration of Matoush, Mont-Laurier Uranium, Eclat Property, Apple property and Pacific Bay-Matoush property and $298,308 on working capital expenses. The Company anticipates possibly using the proceeds for another project if the results obtained do not justify further expenses and the Company reserves the right to reallocate the use of proceeds as it deems appropriate in the best interests of the Company and its shareholders.

The Company conducted during the last quarter of 2007 exploration works on Matoush Property in the amount of $3,472,826 representing 11.90 % of the issuer’s net offering proceeds in the approximate amount of $29,187,530. A summary of exploration works conducted during this reporting period on the Matoush Property can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company also spent during that period exploration related expenses in the amount of $340,330, on Eclat Property and $2,561 on Mont-Laurier Property, $77,002 on Apple property and $286,539 on Pacific Bay-Matoush property representing each less than 5 % of the issuer’s net offering proceeds.

The Company paid payments in the last quarter to independent directors fixed fees for their presence to the Board of Directors Meetings and Audit committee meetings in the amount of $4,900 for a total amount during the year of $19,800 (See Item 10 Executive Compensation for U.S. dollar amounts and details).

(f) Holders

As of March 10, 2008, the Company has no holder of debentures and had 63 holders of record of which 17 are registered holders in the United States. Depository Trust Company (DTC) is holder of record in the United States and represents an unidentified numbers of holders residing in the United States of America holding according to Computershare of Canada, approximately 1,600,000 common shares or 0.90% of the shares capital of the Company. The Company has 41 registered holders in Canada holding 99% of the shares capital of the Company. The Company has 5 registered holders in other countries.

(g) Dividends

The Company has not paid any dividends since its incorporation and does not anticipate as of March 10, 2008, the payment of dividends in the foreseeable future. At present, the Company’s policy is to retain earnings, if any, to finance exploration on its properties. The payment of dividends in the future will depend upon, among other factors, of the Company’s earnings, capital requirements and operating financial conditions.

(h) Equity compensation plan information as at December 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Stock option plan Equity compensation plans approved by security holders	2,106,500	$2.32	5,703,586
Equity compensation plans not approved by security holders	N.A.	N.A.	N.A.
Total:	2,106,500	$2.32	5,703,586

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

(a) Plan of operation

The Company believes it can satisfy its cash requirements through December 31, 2008 since it completed four private offerings in the provinces of in Canada and in other foreign countries in 2006 with a remaining balance available remaining as of January 1st, 2007 in the amount of $9,242,200. Furthermore on January 31, 2007, the Company obtained financing in the amount of $25,012,000. Of these sums, $26M will be used to fund exploration commitments through to December 31, 2008.

As discussed in the Property section, the Company foresees drilling expenses on its property in 2008 as follows: $22M on the Matoush property, $2.5M on Apple project, $450,000 on Pacific Bay-Matoush, $650,000 on Eclat property and $400,000 on Mistassini property.

For 2008, the Company will concentrate its efforts on the uranium exploration sectors in Canada. The Company is already engaged in and will continue during this period exploration works on Matoush, Eclat, Mont-Laurier Uranium, Pacific Bay-Matoush and Apple properties. Following the industry trends and demands, the Company is also considering the acquisition of properties to conduct exploration works. To that end, a new public offering in Quebec, Canada, might be needed and completed during that period.

At December 31, 2007, the Company also obtained $171,050 from the exercise of 320,500 stock options and,  $5,573,500 from the exercise of 4,404,000 warrants to purchase for an amount additional applicable to working capital of $5,744,550.

The Company does not expect any changes or more hiring of employees since the contracts are given to consultants and sub-contractors specialized in specific fields of expertise for the exploration works.

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Scope of Management’s Financial Analysis

The following analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the years ended December 31, 2007 and 2006. The financial statements were prepared in accordance with Canadian generally accepted accounting principles (GAAP) except for Note 18 that reflects the effect of applying United States generally accepted accounting principles (U.S. GAAP)

Forward-Looking Statements

This document may contain forward-looking statements that reflect management’s current expectations with regard to future events. Such forward-looking statements are subject to certain factors and involve a number of risks and uncertainties. Actual results may differ from expected results. Factors that could cause our results, our operations and future events to change materially compared to the expectations expressed or implied by such forward-looking statements include, but are not limited to, volatility in the gold price, risks inherent to the mining industry, uncertainty regarding the mineral resource estimation and additional funding requirements and the Company’s ability to obtain such funding.

Selected Annual Information

Selected financial information for the years ended December 31, 2007, 2006 and 2005 is shown in the following table:

	31-12-2007	31-12-2006	31-12-2005
	$	$	$
Total income	963,895	264,008	2,246
General and administrative expenses	3,091,795	1,675,854	639,050
Loss before write-down	522,579	1,411,846	636,804
Net loss	522,579	2,251,590	823,224
Net loss per share, basic and diluted	0.01	0.03	0.02
Current assets	28,884,998	11,561,056	1,383,442
Total assets	52,744,147	15,270,641	4,731,443
Current liabilities	1,162,814	1,555,924	700,951
Working capital	27,722,184	10,005,132	682,491
Shareholders’ equity	50,377,333	13,714,717	4,006,092

As at December 31, 2007, the Company had total assets of $52,744,147 compared to $15,270,641 in 2006. This change in total assets was mainly due to an increase of over $28 million in working capital, the acquisition of 100% of the Apple property in consideration of over $8 million in shares, a $10 million increase in deferred expenditures and the acquisition of $465,000 in fixed assets.

Dividend Policy

The Company has not declared any cash dividend on its outstanding common shares since incorporation. Any dividend payment will depend on the Company’s financial requirements for its exploration programs, its level of growth and other factors deemed pertinent by the Board of Directors under the circumstances. It is unlikely that a dividend will be paid in the foreseeable future.

Exploration Activities

The technical data in this text is based on a technical report that complies with National Instrument 43-101 on standards of disclosure for mineral projects (“NI 43-101”), and was reviewed by Mr David A. Ross, M.Sc. P.Geo of Scott Wilson Roscoe Postle & Associates (“Scott Wilson RPA”), who is a qualified person as defined in NI 43-101. Exploration expenses for the year ended December 31, 2007 totalled $18,763,939 ($4,715,754 in 2006). Expenses for the past year were higher than in 2006 as the Company carried out more exploration and development work on its properties. The Matoush property was the most active, with a total of $17,655,159 in exploration.

The Company incurred allowable exploration expenses of $18,763,939 during the year and therefore qualifies for Québec refundable tax credit related to resources of up to 38.75% and a credit on duties refundable from Québec of 12% of all eligible exploration expenses. The estimated value of such credits receivable as at December 31, 2007 is $8,664,000.

Projects and New Acquisitions

As at December 31, 2007, the Company had a portfolio of four wholly-owned mining properties and interests or options on three mining properties in Québec covering more than 47,633 hectares.

On August 28, 2007, Strateco announced that it had increased its uranium assets by 9 million pounds of uranium (U3O8) with the signature of a formal letter of intent with Virginia Mines Inc. (“Virginia”) on the Apple property in the James Bay region of northern Québec.

Under the agreement, Strateco acquired 100% interest of the Apple uranium property, wholly owned by Virginia, in consideration of 3,250,000 shares of Strateco. The agreement also provides for a 2% NSR royalty payable to Virginia, half of which can be bought back for $1.0 million. The transaction closed on September 6, 2007.

The Apple property consists of 194 mining claims covering 9,928 hectares, 80 km southeast of Radisson. The property is accessible by a 40 km winter road from km 510 on the paved James Bay road. In summer, the property can be accessed by boat from the Trans-Taïga road.

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

On October 29, 2007, the Company announced the execution of an agreement in principle allowing Strateco to earn a 60% interest in 277 mining claims of the Pacific Bay-Matoush property owned by Consolidated Pacific Bay Minerals Ltd. (“Pacific Bay”) located in the Matoush District of Québec's Otish Mountains (the “Property”). The agreement is subject to the completion of a definitive option agreement and regulatory approval. It calls for Strateco to pay Pacific Bay a total of $500,000, issue 200,000 Strateco shares and incur $3 million in exploration expenditures over four years, including a minimum of 10,000 meters of drilling. As part of the transaction, Strateco has acquired, on January 15, 2008, one million units of Pacific Bay at a price of $0.30 per unit. Each unit consists of one common share and one warrant to purchase a common share at $0.60 per share for a period of 24 months.

As of October 29, 2007, Strateco assumed direction of exploration activities on the property, including supervision of the drilling program recently announced by Pacific Bay. Strateco began drilling on the property and is working closely with Pacific Bay field personnel to maximize the value of the exploration programs still underway.  The property covers an area of 145 square kilometres (56 square miles) in the Otish Mountains, where Strateco has been drilling the Matoush high-grade uranium orebody originally discovered by Uranerz Exploration and Mining in the 1980's.

On November 26, 2007, the Company signed an agreement in principle to earn a 60% interest in the uranium rights on the Mistassini property owned by Majescor Resources Inc. (“Majescor”), subject to signature of a definitive option agreement and regulatory approval. Majescor currently owns 100% of the uranium rights and Superior Diamonds Inc. ("Superior Diamonds ") owns 100% of the diamond rights on the Mistassini property, which is located in the Otish Mountains of Québec, approximately 40 km south-west of Strateco’s Matoush property.

The proposed option agreement calls for Strateco to allow Majescor to contract Major Drilling's heliportable-drill rig, leased to Strateco, to drill the Lac Mantouchiche showing in November-December 2007. In return, the Company has exercised its 30-day right of first refusal (“RFR”), on January 14, 2008, to enter into an option agreement with Majescor on the property, with the 30-day period to commence upon Strateco's receipt of the drill results from Majescor.

Under the option agreement, Strateco can earn an undivided 60% interest in the uranium rights on the property by incurring an aggregate of $1.3 million in exploration expenditures over three years. Strateco must reimburse Majescor the cost of the drilling program (approx. $250,000) and incur an additional $250,000 in exploration expenses on the property in the first year, for a total first year firm commitment of $500,000. The remaining $800,000 in exploration expenses will be incurred equally in second year and third year.

During the option period, Strateco will be the sole operator for all uranium exploration and will have full access to the property. Superior Diamonds will have access to the property to conduct exploration for diamonds and will be the sole operator of all diamond exploration. Superior Diamonds is entitled to a 2.0% Yellowcake Royalty on the property. The parties agree to finalize a formal joint venture agreement within 90 days of Strateco's election to option the property.

Operating Results

The Company posted a net loss of $522,579 for 2007 compared to a net loss of $2,251,590 for 2006 and $823,224 for 2005. Interest income for the current year was up due to additional income generated by higher cash and cash equivalents.

General and administrative expenses were in the order of $3,091,795 compared to an average of $1,802,233 for the last three years.

Operating costs were strongly affected by the following factors: 1) the increase in the Company’s operating and marketing activities since 2006, resulting in higher travel, investor relations and office expenses and a $100,000 donation to Fonds Restor-Action-Nunavik; 2) higher listing and registrar fees related to listing of the shares on the Toronto Stock Exchange (TSX); and 3) charges related to stock options, which represent a substantial portion of general and administrative expenses.

The Company has no sales as it has no producing properties.

Quarterly Financial Information

The following table contains selected financial information for the last eight quarters.

	31-12-2007	30-09-2007	30-06-2007	31-03-2007	31-12-2006	30-09-2006	30-06-2006	31-03-2006
	$	$	$	$	$	$	$	$
Total income	218,021	232,777	269,484	243,613	114,002	111,752	30,798	7,456
General and administrative expenses	298,308	339,047	1,651,913	802,527	433,312	321,625	514,689	406,228
Loss (benefit) before write-down and Stock-based compensation	(1,525,034)	106,270	416,063	147,931	1,038,324	209,873	440,621	251,687
Net loss (Net benefit)	(1,525,034)	106,270	1,382,429	558,914	1,092,509	274,118	483,891	401,072
Net loss per share, basic and diluted	0.01	0.02	0.02	0.01	0.01	0.00	0.01	0.01
Current assets	28,884,998	26,939,926	29,634,886	31,761,695	11,561,056	11,023,525	10,250,315	1,849,130
Total assets	52,744,147	45,543,398	39,712,848	38,686,899	15,270,641	13,983,050	15,655,580	5,888,754
Current liabilities	1,162,814	1,353,849	1,568,029	1,417,067	1,555,924	523,851	560,294	372,174
Working capital	27,722,184	25,586,077	28,066,857	30,344,628	10,005,132	10,499,674	9,690,021	1,476,956
Shareholders' equity	50,377,333	44,189,549	38,144,819	37,269,832	13,714,717	13,434,799	15,070,886	5,492,180

Discussion of Quarterly Financial Information

In the last eight quarters, general and administrative expenses and losses before write-downs and stock-based compensation expenses have averaged $595,956 and $239,873.

Operating costs have been strongly affected by the following factors: 1) the increase in the Company’s operating and marketing activities since 2006, resulting in higher travel, investor relations and office expenses and a $100,000 donation to Fonds Restor-Action-Nunavik; 2) higher listing and registrar fees related to listing of the shares on the Toronto Stock Exchange (TSX); and 3) charges related to stock options, which represent a substantial portion of general and administrative expenses.

Taking the above into account, on average it costs $300,000 per quarter to run the Company, less non-recurring expenses like stock-based compensation, registrar expenses related to listing the Company on the Toronto Stock Exchange (TSX) and the Fonds Restor-Action-Nunavik donation. Of this amount, $160,000 per quarter represents consultants’ fees, legal expenses, investor relations expenses and rent payable to a company of which Guy Hébert, a director of the Company, is also a director (See Note 13, “Related-Party Transactions” for more details).

Fourth Quarter Performance

The Company posted earnings of $1,525,034 due to income tax savings arising from the loss and share issue costs for the fourth quarter of the year, compared to a net loss of $1,092,509 for the fourth quarter of last year. These earnings were mainly due to decrease of $148,000 in investor relations expenses, $49,000 in share issue costs and $1,605,321 in future income taxes.

Cash Assets

The Company’s working capital stood at $27,722,184 at year end, up from $10,005,132 at the beginning of the year. This increase was mainly due to a private placement completed during the year for proceeds of $25,012,000 and the exercise of stock options for a total of $171,050 and of warrants for a total of $5,573,500. These funds will be used to carry out the exploration programs planned for 2008. The term deposits are not exposed to asset-backed commercial paper.

During the fourth quarter, warrants were exercised for a total of $4,660,950. Stock options were also exercised for an amount of $1,800. The Company issued 3,418,300 common shares.

Sources of Financing

During the year, the Company completed a private placement completed for a total of $25,012,000 and raised funds of $171,050 through the exercise of stock options and $5,573,500 through the exercise of warrants. The Company issued 17,794,500 common shares for a total of $37,502,050, including 3,450,000 common shares issued in consideration of mining properties valued at $6,745,500.

Off Balance-Sheet Arrangements

The Company does not have any off balance-sheet arrangements.

Related-Party Transactions

The Company conducted the following transactions with a company of which Guy Hébert, an officer and director of the Company, is also an officer and director.

The fees to be paid to this company are equivalent to the compensation that the Company would otherwise pay to an unrelated third party.

	2007	2006
Expenses capitalized in the statement of deferred expenditures
Consultants and subcontractors	$1,145,000	$197,000
Management fees (1)	$1,823,000	$583,000

General and administrative expenses in the statement of earnings and deficit
Professional fees	$367,000	$228,000
Legal expenses	$68,000	$61,000
Investor relations	$168,000	$123,000
Rent	$40,000	$39,000

Share issue costs charged against capital stock	$23,000	$57,000

(1) As provided for in the services agreement, management fees represent 15% of first quarter exploration expenses. As of April 1st, 2007, a management fee of 10% is applied to exploration expenses and 5% to purchases.

Accounting Value of Mining Properties

At the end of each year, work is assessed to determine the future potential of each property. This assessment did not result in any write-downs in 2007.

Financial Instruments

Fair Value

Cash and temporary investments, term deposits, receivable subscriptions, tax credits receivable, deposits on exploration work and accounts payable and accrued charges are financial instruments whose fair values approximate their carrying values due to their short-term maturities or the prevailing market rates.

Interest Rate Risk

At December 31, 2007 and 2006, the Company’s exposure to interest rate risk is as follows:

•

Cash and cash equivalents – variable interest rate

•

Amounts receivable – interest free

•

Amounts payable – interest free

In management’s opinion, the Company was not exposed to any interest rate risk as at December 31, 2007.

Outstanding Share Data

The Company is authorized to issue an unlimited number of common shares without par value.

The Company had 114,167,867 shares issued and outstanding at December 31, 2007 (96,373,367 at December 31, 2006) for a value of $54,208,910 ($18,962,859 at December 31, 2006).

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

Environmental and Other Regulations

Current, possible or future environmental legislation, regulations and measures may entail unforeseeable additional cost, capital expenditures, restrictions or delays in the Company’s activities. The requirements of the environmental regulations and standards are constantly re-evaluated and may be considerably increased, which could seriously hamper the Company or its ability to develop its properties economically. Before a property can enter into production, the Company must obtain regulatory and environmental approvals. There can be no assurance that such approvals will be obtained or that they will be obtained in a timely manner. The cost related to assessing changes in government regulations may reduce the profitability of the operation or altogether prevent a property from being developed. The Company considers that it is in material compliance with the existing environmental legislation.

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

Commodities Prices

The market for uranium, gold, diamond, base metals or other mineral discovered can be affected by factors beyond the Company’s control. Commodities prices have fluctuated widely, particularly in recent years. The impact of these factors cannot be accurately predicted.

Uninsured Risks

The Company could become liable for subsidence, pollution and other risks against which it cannot insure itself or chooses not to insure itself due to the high cost of premiums or for some other reason. Payment of such liabilities could decrease or even eliminate the funds available for exploration and mining activities.

Information Disclosure Controls and Procedures

Company management, including the president and chief financial officer, participated in an assessment of the effectiveness of information disclosure controls and procedures for the year ended December 31, 2007. Based on this assessment, the president and chief financial officer have concluded that such controls and procedures were effective and reliable at the end of the financial year ended December 31, 2007, and were applied in such a way as to provide reasonable assurance that material information on the Company was adequately disclosed.

The management can confirm that there has been no changes concerning the internal control over financial reporting during the exercise ended on December 31, 2007 that is reasonably likely to materially affect on the internal control over financial reporting.

Additional Information and Continuous Disclosure

This management discussion and analysis is dated March 7, 2008 and complies with Canadian Securities Administrators’ National Instrument 51-102A on continuous disclosure. The purpose of this management discussion and analysis is to help the reader understand and assess the material changes and trends in the Company’s results and financial position. It presents management’s perspective on the Company’s current and past activities and financial results, as well as an outlook of activities planned for the coming months. The Company regularly discloses additional information through press releases and financial statements filed on the Strateco (www.stratecoinc.com), SEDAR (www.sedar.com) and EDGAR (www.sec.gov/edgar.shtml) websites.

(Signed) Guy Hébert

(Signed) Pauline Comtois

Guy Hébert,

Pauline Comtois,

President and Chief Executive Officer

Chief Financial Officer

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

Item 8A Controls and Procedures

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, President, and an extern consultant, the Chief Financial Officer, Mrs. Pauline Comtois, Certified General Accountant (CGA), have conducted an evaluation regarding the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 (e) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of §240.13a-15. The Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Management’s annual report on internal control over financial reporting of the small business issuer

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, President, and the Chief Financial Officer, Mrs. Pauline Comtois, Certified General Accountant (CGA), is responsible for establishing and maintaining adequate internal control over financial reporting for the Company;

The management use the following framework to evaluate the effectiveness of the Company’s internal control over financial reporting as required by paragraph ( c ) of §240.13a-15 or §240.15s-15:

The Board of Directors with recommendation of the audit committee approves the project and budget for exploration programs. An internal control on three levels of authorization and verification is in place for each purchase order, each check issued in payment of invoices and each entry into the books of the Company on a daily basis. Each check that is issued requires two signatures from authorized representatives.

Each financing and its costs and each issuance of shares either related to a financing or to the stock options plan is authorized by the Board of Directors and has to be reported in details to each Securities Commission for which the Company is a reporting issuer and must be published in press releases.

The internal procedures for the financial information within the Company with organizational charts are written in a pamphlet that has been approved by the Board of Directors and the Audit Committee.

The Management proceeded throughout the year to the verification and evaluation of the Company’s internal control over financial reporting in verifying the operations described in the pamphlet such as the established process for monitoring of signature of checks, numerical order of checks, issuance of purchase orders, invoices auditing, approval of expenses, distribution of expenses in conformity with the budget of operations and confidential information of documents. As to the verification of the financial information itself the Management analysed the expenses posts and the expenses fluctuations.

Following a sample evaluation, the Management can conclude that the internal control is effective, the persons who are responsible apply effectively and vigorously their functions. In taking into account the small number of persons involved, the internal control of financial information is executed in a way so to provide a reasonable assurance that the controls are operating effectively.

Changes in internal control over financial reporting.

The Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year the Chief Financial Officer, Mrs. Pauline Comtois, CGA, did not identify during the last fiscal year any material weakness in the framework to evaluate the internal control over financing and concluded that the Company’s internal control over financial reporting are effective.

The Company’s management did not identify any changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of §240.13a-15 or §240.15s-15 of this chapter that occurred during the fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9. Directors and Executive Officers, Promoters and Control persons; Compliance with section 16 (a) of the Exchange Act

At March 10, 2008, the Board of Directors consists of six directors who will serve until the next annual meeting and until they are re-elected or their successors will be elected. This Annual meeting will be held on June 10 at 10.30 a.m. at Fairmount Hotel The Queen Elizabeth Richelieu Room 900 René-Lévesque Blvd. West Montreal, Québec, H3B 4A5 Canada

On February 18, 2004, the Board of directors adopted a Code of ethics. This Code of Ethics can be consulted on the Company’s website at www.stratecoinc.com. And any interested person can receive copy of this Code of ethics without charge in addressing its request to the Company’s head office mentioned on the Title page of this annual report.

(a) Directors and executive officers

The board of directors of the Company is a multidisciplinary team with recognized practical experience in various fields of activity that enables them to practice good corporate management. The members of the board are:

Guy Hébert – President, Chief executive officer of the Company and director

Jean-Pierre Lachance – Executive Vice President of the Company and director

Jean-Guy Masse – President, Masvil Capital Inc., director and member of the Audit Committee

Robert Desjardins – President, Robert G. Desjardins & Associates Inc., director and member of the Audit Committee

Henri Lanctôt – Secretary and Director

Marcel Bergeron, CA Director and member of the Audit Committee

The mandate of the directors will expire at the date of the next Annual Assembly of shareholders unless they are elected at that time for a new mandate.

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

Mr. Robert Desjardins holds a Bachelor’s Degree in Commerce from the École des Hautes Études Commerciales and is a member of the Corporation des Administrateurs Agréés du Québec. Since 1989, Mr. Desjardins has been President of Robert G. Desjardins & Associates Inc., a firm specializing in corporate finance and the development of financial products. He is director of the Company since October 30, 2001.

Mr. Henri Lanctôt was appointed director on January 24, 2007 further to the resignation of Mr. Claude Hubert on January 18, 2007 and elected at the annual and special Meeting of shareholders.  Mr. Henri Lanctôt is a partner of Gowling Lafleur Henderson LLP and was admitted to the Quebec Bar in 1968 after graduating in 1967 from the Faculty of Law of the University of Montreal.  In 1984, Mr. Henri Lanctôt joined Lafleur Brown, the law firm that merged with Gowlings on July 1st, 2000.

Mr. Marcel Bergeron was appointed director and member of the Audit Committee on March 21, 2007 further to the death of Ms. Francine Bélanger on November 8, 2006 and was elected at the annual and special meeting of shareholders. Marcel Bergeron acts as the General Director of Devimco Inc., a company specialized in the real estate development since June 2006. Between July 1990 and June 2006, Mr. Bergeron was an associate of Petrie Raymond LLP, Chartered Accountants. Between December 1995 and August 2005, he was on the board of directors of Fairstar Explorations Inc. He is a member of the Quebec Institute of Chartered Accountants and of the Quebec Institute of Certified Management Accountants.

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

Item 10 Executive Compensation.

The following tables in this Item10: Executive Compensation, have numbers converted in U.S. Dollars based on the exchange rate at December 31, 2007 and at December 29, 2006. The rates of exchange from Canadian dollars to U.S. dollars as of December 29, 2006 was CAN$1.1652 for U.S $1.00 and at December 31, 2007 was CAN$0.9881 for US $1.00 were used to fill in the table.

(a) General

During the year ended December 31, 2007, the Company did not pay any compensation to its executive officers, except for Jean-Pierre Lachance, who received an allowance of $200 per month for the use of his personal vehicle in relation with the Company's activities (See Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operation subsection (b) entitled Related-Party Transactions for further details on transactions between the Company and BBH Géo-Management Inc pursuant to the Services Agreement).

BBH Géo-Management Inc. is a company that provides the Company with project management and administrative services pursuant to a services agreement. Guy Hébert, the Company’s Chief executive officer and a director, is the sole director and officer of BBH Géo-Management Inc. and controls another company that is the sole shareholder of

BBH Géo-Management Inc. Services rendered to the Company by executive officers, Misters Guy Hébert and Jean-Pierre Lachance, are provided to the Company by BBH Géo-Management Inc.

In U.S. dollars

Name and principal position	Year	Salary (1) ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compen-sation ($)	Non qualified compensation earnings ($)	All other compen-sation ($)	Total ($)
(a)	(b)	( c )	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Guy Hébert, Chief Executive Officer (2) (3)	2006	-							-
	2007	-			$323,302				$323,302
Jean-Pierre Lachance, Executive Vice-President (4) (5)	2006	-			$17,140			$2,796	$19,936
	2007	-			$194,161			$2,371	$196,532

(1)

The Company did not pay any salary or other form of compensation directly to its executive officers. This table does not include the salary earned by Mr. Hébert and Mr. Lachance and paid to them by BBH Géo-Management Inc. since BBH Géo-Management inc. is a private company in Quebec, Canada and such information cannot be publicly disclosed by this company under the laws of Quebec, Canada. Also, Strateco Resources Inc. qualifies as a foreign private issuer under Rule 405 of Regulation C and such information is not required to be rendered public by the Autorité des marchés financiers (Quebec Securities Commission) in Quebec, Canada the principal jurisdiction of the Company;

 (2)

The Company paid $213,787 in 2007 and $189,198 in 2006 to BBH Géo-Management Inc. for the consulting services of Guy Hébert. These sums are not representative of the amounts actually received by Mr. Hébert from BBH Géo-Management Inc. as salary.

(3)

As reported in column (f) Mr. Hébert was granted by the Board of Directors 250,000 stock options on April 12, 2007 giving him the right to exercise these options at the price of $3.32 per share for a period of five years. Mr. Hébert did not exercise any options during the fiscal year 2007. In the year 2006, Mr. Hébert exercised 200,000 options that he had received in the year 2005 at the price of $0.17 per share for an amount of exercise price of $34,956. The value reported for Option awards is the one calculated pursuant to Black-Scholes model at the price of $1.29 per share for those options awarded in the second quarter of 2007.

(4)

The Company paid $292,890 in 2007 and $208,215 in 2006 to BBH Géo-Management Inc. for the consulting services of Jean-Pierre Lachance. These sums are not representative of the amounts actually received by Mr. Lachance from BBH Géo-Management Inc. as salary.

(5)

As reported in column (f), in 2006, Mr. Lachance was granted by the Board of Directors 100,000 stock options giving him the right to exercise each option at the price of $0.46 per share. In 2006, Mr. Lachance exercised 350,000 options for an exercise amount of $109,237. In 2007, Mr. Lachance was granted by the Board of Directors 150,000 stock options on April 12, 2007 giving him the right to exercise these options at the price of $3.32 per share for a period of five years. In 2007, Mr. Lachance exercised 150,000 options that had been granted to him in 2005 at the price of $0.19 per share for an exercise amount of $29,643. The value reported for Option awards is the one calculated pursuant to Black-Scholes model or $0.17 for the year 2006 for the options awarded in the first quarter of 2006 and at the price of $1.29 per share for those options awarded in the second quarter of 2007 reported in the financial statements.

(6)

As reported in column (j) Mr. Lachance received an allowance of $197 per month for the use of his vehicle for the Company’s activities.

 (7)

The Company does not have a long-term incentive plan (LTIP).

Outstanding Equity Awards at Fiscal Year-End- In U.S. dollars

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) Non exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration Date
Guy Hébert, Chief Executive Officer	300,000	0	N/A	$0.19	2010-12-20
	250,000	0	N/A	$3.32	2012-04-11

Jean-Pierre Lachance, Executive Vice-President	100,000	0	N/A	$0.19	2010-12-20
	100,000	0	N/A	$0.46	2011-01-24
	150,000	0	N/A	$3,32	2012-04-11

(1)

The Company grants only Option awards and does not grant any Stock awards so columns (g) (h) (i) and (j) have been deleted from the table.

Directors Compensation- In U.S. dollars

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Incentive plan compensation ($)	Compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	( c )	(d)	(e)	(f)	(g)	(h)
Robert Desjardins	$7,015		$97,080				$104,095
Jean-Guy Masse	$6,916		$97,080				$103,996
Henri Lanctôt	N/A		$97,080				$97,080
Marcel Bergeron	$5,632		$97,080				$102,712

The Company did not pay any salary or other form of compensation directly to its executive officers other than the fees for their presences to the Board of directors meetings and Audit Committee Meetings as disclosed in Part III Financial Statements.

During the financial year ended December 31, 2007, the Company granted 400,000 stock options to two executive officers under the terms of the stock option plan, as described in the following table:

In U.S. dollars Name	Securities under option	Percentage of total options granted to key employees and consultants in the financial year	Exercise price	Market value of the securities under option on the eve of the award	Expiry
Guy Hébert, President	250,000	16.10%	$3.32	$0.00	2012/04/11
Jean-Pierre Lachance, Executive Vice President	150,000	9.70%%	$3.32	$0.00	2012/04/11

The following table shows the options exercised during the financial year by executive officers and the year-end value of unexercised options at December 31, 2007:

In U.S. dollars Name	Shares acquired on exercise of options (#)	Aggregate value realized ($) (1)	Unexercised options at year-end -------- // -------- Exercisable / non-exercisable	Value of unexercised in-the-money options at year-end -------- // -------- Exercisable / non-exercisable
Guy Hébert, President and Director	0	0	550,000 ______//_____ 550,000/ N.A.	$770,718 _______//______ 550,000 / N.A.
Jean-Pierre Lachance, Executive Vice President and Director	150,000	$274,197	350,000 _______//______ 350,000/ N.A.	$494,050 ______//_____ 350,000 / N.A.

(1)

Whenever an option is exercised, the aggregate value realized is the difference between the market value on the date of the exercise of the option and the exercise price, multiplied by the number of shares.

Liability Insurance - In U.S. dollars

The Company has an insurance policy that provides directors’ and officers’ liability coverage of $4,940,500 per event. The Company paid an annual premium of $18,417 for the policy during the financial year.

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

Directors’ Fees- In U.S. dollars

The external directors receive fees for each board and audit committee meeting they attend with the exception of those directors who are also executive officers of the Company. Directors’ fees totalled $19,564 for the year ended December 31, 2007. Aside from stock options granted to directors under the stock option plan, directors do not receive any other fee or benefit from the Company.

Loan to Directors and Officer

At the date hereof, no director, nominee as director or officer or anyone associated with them owed any amount to the Company.

The Company does not have a long-term incentive plan (LTIP).

Stock Option Plan

The Company has a stock option plan for its executive officers, directors, consultants and employees of services providers. A total of 10,654,586 common shares are reserved for issuance under the plan. The maximum number of options that can be granted to any participant cannot exceed 5% of the issued and outstanding shares of the capital stock. The exercise price of the options granted may not be less than the average means of the volume weighted average trading price of the listed securities, calculated by dividing the total value by the total volume of securities traded for the five trading days immediately preceding the relevant date of the grant on the Toronto Stock Exchange at the time the options are granted. The options granted are valid for a period established by the Board of Directors, not to exceed five years from the date the options are granted.

The Company has no stock appreciation rights (SAR) plan.

Equity Compensation Plan Information as at December 31, 2007-In U.S. dollars

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Stock option plan Equity compensation plans approved by security holders	2,106,500	$2.03	5,703,586
Equity compensation plans not approved by security holders	N.A.	N.A.	N.A.
Total:	2,106,500	$2.03	5,703,586

(b) Stock options granted during the last financial year - In U.S. dollars

During the year ended December 31, 2007, the Company granted a total of 1,499,000 stock options to officers, directors and key employees and consultants of services provider, BBH Géo-Management inc.

Of that number, on April 12, 2007, the Company granted 700,000 stock options to directors at the price of $3.32 per share.

As at March 10, 2008, 320,500 options had been exercised by directors, officers, key employees and consultants of a services provider for a total amount of $169,014.

For further details concerning the stock options granted and exercised during the last fiscal year please refer to NOTE 8 OF FINANCIAL STATEMENTS.

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

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership at March 10, 2008	Percentage of class
	N.A.	N.A.	N.A.

(b) Security ownership of management

The following table sets forth the names and addresses of each of the directors and officers of the Company, their principal occupations and their respective date of commencement of their term with the Company. All directors and officers hold office until the next Annual General Meeting of Shareholders of the Company or until a successor is appointed.

1	2	3	4
Title of class	Name and Position with the Company	Number of Common Shares of the Company Beneficially Owned or Directly/Indirectly Controlled (1) (6)	Percentage of Issued Share Capital (6)
Common shares, (1), stock options to purchase common shares and common shares indirectly controlled	GUY HEBERT(3)(6) 595 Marie-Victorin, Boucherville, Quebec, Canada J4B 1X4 President & Director 2000	232,000 common shares 4,203,114 common shares held indirectly 550,000 550,000 stock options (3)	4.30%
Common shares, escrowed shares and stock options to purchase common shares	JEAN-PIERRE LACHANCE,(4)(6) 5146 Nantel, St-Hubert, Quebec, Canada J3Y 2Y4 Executive Vice President and Director 2000	198,600 common shares 350,000 stock options (4)	0.50%
Common shares and stock options to purchase common shares	ROBERT DESJARDINS, (2) 236, Notre-Dame, apt. # 5 Repentigny, Quebec, Canada J6A 2R6 Director 2001	100,000 common shares 75,000 stock options	0.20%
Common shares and stock options to purchase common shares	JEAN-GUY MASSE, (2)(6) 775 Chemin Markham, Montreal, Quebec, Canada H3P 3A6 Director 2000	53,000 common shares 125,000 stock options	0.20%

Common shares and stock options to purchase common shares	HENRI LANCTOT, 247, Trenton ave., Montreal, Quebec, Canada H3P 1Z8 Corporate secretary and director 2007	50,375 common shares 75,000 stock options	0.10%
Common shares and stock options to purchase common shares	MARCEL BERGERON (2) 108, ave. Kenaston, Mont-Royal Town, Québec H3R 1M2 Director 2007	75,000 stock options	0.10%
Commmon shares and stock options to purchase common shares	PAULINE COMTOIS, 95, Des Monts, Boucherville, Québec J4B 4K4 Chief Financial Officer , Mars 2007	33,000 common shares 50,000 stock options	0.10%
Total Common shares, escrowed shares and stock options to purchase common shares and warrants to purchase shares indirectly controlled.		4,945,089 common shares 1,300,000 stock options	5.40% (5)

(1)

Information relating to the Shares over which control or direction is exercised was provided by the directors and officers as of March 10, 2008. Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof, based upon information furnished to the Company by individual directors and officers. Unless otherwise indicated, such shares are held directly.

(2)

Member of the Audit Committee

(3)

Of that number, 137,500 common shares were held under escrow and have been released from escrow on January 14, 2008 pursuant to an amended escrow agreement approved by the Toronto Stock Exchange. Mr. Hébert holds directly a total of 282,000 shares and 550,000 stock options. Of the number of shares mentioned under the name of Mr. Guy Hébert, 4,203,114 shares are held by a company disclosed at Item 12: Certain relationships and related transactions of which Mr. Hébert is president and sole director and these shares are controlled by Mr. Hébert.

(4)

Of that number 50,000 common shares were held under escrow and have been released from escrow January 14, 2008, pursuant to an amended escrow agreement approved by the Toronto Stock Exchange.

(5)

The directors, officers and other members of management of the Company, as a group beneficially own, directly or indirectly, common shares of the Company, representing 5.40% of the total issued and outstanding securities of the Company as of March 10, 2008.

(6)

Of the number of common shares mentioned in Column 4 of the preceding table, the directors owned each a number of stock options with right to exercise within 60 days as follows: Mr. Hébert, 550,000; Mr. Lachance, 350,000; Mr. Masse, 125,000; Mr. Lanctôt, 75,000 Mr. Desjardins 75,000 and Mr. Bergeron 75,000 stock options.

(c)   Changes in control

The Company does not anticipate at this time any changes in control of the Company.

Item 12. Certain Relationships and Related Transactions.

(a)

Related parties transactions

During the year, the Company conducted the following transactions with another company for which the Strateco director and President, Mr. Guy Hébert, also serves as sole director and President  On August 1, 2005, the Company and BBH Géo-Management Inc. (“BBH”), a related company, signed an agreement under which BBH will provide the Company with the following services: office space, office and computer equipment, secretarial, management, accounting and legal, geological consulting, investor and regulatory relations and financing services. The agreement is valid for a three-year period ending on July 31, 2008, and provides for a fixed monthly charge of $3,200 for office rent, office equipment and computers that will be reviewed each year on July 31.  See section Related-party Transactions in Management Discussion &Analysis, Executive remuneration and Security management ownership and in Note 13 of Financial Statements

Mr. Henri Lanctôt, secretary and director of the Company, is a Partner of Gowling Lafleur Henderson LLP which is also the legal counsel of the Company.

 (b) Transactions with Promoters

Mr. Guy Hébert, President and director of the Company can be considered as the promoter of the Company in consideration of his participation and managing of the business of the Company since its incorporation.

Mr. Hébert does not receive any salary or compensation for his services as Director and Chief Executive Officer from the Company but is entitled to receive stock options as an incentive. See section on Security ownership of management and Executive remuneration.

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

In that case, at the Board of Directors meeting, that director will abstain himself or herself from voting on that subject matter and will leave the room. Joint ventures in acquiring and exploring and mining natural resources are-frequent in that industry. According to the laws regarding companies in Quebec, Canada, a director of the Company must act honestly, in good faith and in the fundamental interests of the Company.

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

32. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K.

February 5, 2007: Item 3.02 Unregistered sales of Equity: Private placement of $25,012,000 and Item 5.02 Departure of directors.

Item 14 Changes in Registrants’ Certifying Accountant

The mandate of PETRIE RAYMOND, LLP, Chartered Accountants has been renewed on June 12, 2007.

a) Audit Fees

In the last two fiscal years, one firm of accountants rendered to the Company professional services for the total estimated amount of $54,000 for auditing of annual financial statements included in Form 10-KSB, review of quarterly interim financial statements included in the previous Company's Form 10-Q-SB and other services that are normally provided by the accountants in connection with statutory and regulatory filings for that period ("reports").

Services provided by the principal accountant PETRIE RAYMOND, LLP, Chartered Accountants, for the years ending December 31, 2006 and December 31, 2007 concerning the quarterly filings of March, June and September 2007 amounted to estimated fees of $15,000 and the Company estimates the fees to be paid for the annual report filings to $25,000.

March 31, 2006, June 30, 2006, September 30, 2006 and annual reports for year ending December 31, 2006	PETRIE RAYMOND LLP	$37,000
March 31, 2007, June 30, 2007 and September 30, 2007	PETRIE RAYMOND LLP	*$15,000
Annual Reports 2007	PETRIE RAYMOND LLP	*$25,000

b) Audit-Related Fees

None

c) Tax Fees

Aggregate fees billed for tax compliance, tax advice and tax planning in each of the two last fiscal years for professional services rendered by the principal accountants are as follows:

Year ending at December 31, 2006: $3,500.

Year ending at December 31, 2007: $3,500.

d) All other Fees

Other fees: $0.00

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

Dated: March 25, 2008

/s/ Guy Hébert

_________________________________

Name: Guy Hébert

Title: President and Chief Executive Officer

Auditors' Report

To the Directors of

Strateco Resources Inc.:

We have audited the accompanying balance sheets of Strateco Resources Inc. as at December 31, 2006 and 2007 and the related statements of deferred expenditures, earnings and deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2007 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain respects from the accounting principles generally accepted in the United States of America.  Information relating to the nature and aspect of such difference is presented in Note 18 to the financial statements.

Limited Liability Partnership

Chartered Accountants

Montréal, Canada

March 7, 2008

Financial Statements of

STRATECO RESOURCES INC.  an exploration stage company

For the years ended December 31, 2007 and 2006

STRATECO RESOURCES INC, an exploration stage company

FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Balance Sheets

Statements of Deferred Expenditures

Statements of Earnings and Deficit

Statements of Cash Flows

Notes to Financial Statements

Strateco Resources Inc., an exploration stage company

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

	2007	2006
ASSETS		restated

CURRENT ASSETS
Cash and short-term investments (Note 3)	$18,986,096	$561,344
Term deposit – rate of 4.65%	-	8,680,857
Receivable subscriptions	55,200	-
Tax credits receivable	8,821,310	1,476,785
Sales tax recoverable	599,742	315,633
Deposits on exploration work	358,031	500,000
Prepaid expenses	64,619	26,437

	28,844,998	11,561,056

MINING PROPERTIES (Note 4)	10,044,314	459,000

DEFERRED EXPENDITURES (Note 5)	13,350,146	3,250,585

FIXED ASSETS (Note 6)	464,689	-

	$52,744,147	$15,270,641

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued charges (Note 13)	$1,162,814	$1,555,924

FUTURE INCOME TAXES (Note 14)	1,204,000	-

SHAREHOLDERS’ EQUITY
Capital stock (Note 7)	54,208,910	18,962,859
Contributed surplus (Note 10)	3,006,008	1,066,864
Deficit	(6,837,585)	(6,315,006)

	50,377,333	13,714,717

	$52,744,147	$15,270,641

See notes to financial statements.

ON BEHALF OF THE BOARD

(Signed) Guy Hébert

(Signed) Robert Desjardins

____________________________________

____________________________________

Guy Hébert, Director

Robert Desjardins, Director

Strateco Resources Inc., an exploration stage company

STATEMENTS OF DEFERRED EXPENDITURES

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

	2007	2006

EXPLORATION EXPENSES

Consultants and subcontractors	$3,923,186	$639,488
Infrastructure, access roads, fuel depot and other	1,424,242	188,989
Drilling	6,451,250	2,243,424
Transport and fuel	2,481,051	199,972
Geophysics	239,664	347,367
Geology	87,075	70,530
Laboratory and analyses	242,499	44,255
Travel expenses	1,126,391	217,677
Management fees	1,823,081	584,865
Supplies and equipment rental	273,973	135,604
Maintenance and repairs	68,852	-
Depreciation on fixed assets	174,540	-
General exploration expenses	448,135	43,583
	18,763,939	4,715,754

Credit for duties and other related exploration credits	(8,664,378)	(1,472,454)
Write-off of deferred expenditures	-	(66,544)

	(8,664,378)	(1,538,998)

INCREASE IN DEFERRED EXPENDITURES	10,099,561	3,176,756

BALANCE, BEGINNING OF YEAR	3,250,585	3,186,251

TRANSFERRED EXPLORATION EXPENSES (Note 13)	-	(3,112,422)

BALANCE, END OF YEAR	$13,350,146	$3,250,585

See notes to financial statements.

Strateco Resources Inc., an exploration stage company

STATEMENTS OF EARNINGS AND DEFICIT

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

	2007	2006
		restated

INTEREST INCOME	$963,895	$264,008

GENERAL AND ADMINISTRATIVE EXPENSES

Professional fees	391,800	259,745
Legal and audit expenses	140,031	159,563
Stock-based compensation	1,377,348	244,541
Directors’ fees	19,800	18,600
Shareholder communications	130,697	135,934
Investor relations	414,697	627,947
Listing and registrar fees	285,850	25,558
Social benefits related to stock options	4,720	53,582
Travel expenses	32,215	9,169
Donation to environmental fund	100,000	-
Rent	39,720	38,400
Insurance	35,621	23,734
Office expenses	73,902	24,360
Taxes and permits	36,019	29,517
Interest, penalties and bank charges	9,375	14,129
Part XII.6 tax	-	11,075

	3,091,795	1,675,854

Write-off of deferred expenditures	-	66,544

	3,091,795	1,742,398

LOSS BEFORE INCOME TAXES	2,127,900	1,478,390

FUTURE INCOME TAXES (BENEFIT) (Note 14)	(1,605,321)	773,200

NET LOSS	522,579	2,251,590

DEFICIT, BEGINNING OF YEAR, RESTATED (Note 9)	6,315,006	4,063,416

DEFICIT, END OF YEAR	$6,837,585	$6,315,006

NET LOSS PER SHARE, BASIC AND DILUTED	$0.01	$0.03

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUSTANDING (in thousands)	107,539	82,855

See notes to financial statements.

Strateco Resources Inc., an exploration stage company

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

	2007	2006
		restated
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:

Net loss	$(522,579)	$(2,251,590)
Non-cash items
Stock-based compensation	1,377,348	244,541
Write-off of deferred expenditures	-	66,544
Future income taxes	(1,605,321)	773,200
Changes in non-cash working capital items (Note 15)	1,209,428	(426,217)
	458,876	(1,593,522)

CASH FLOW FROM (USED IN) INVESTING ACTIVITIES:

Term deposits (acquisition)	8,680,857	(8,680,857)
Acquisition of mining properties	(30,493)	(382,000)
Transfer of mining properties and deferred expenditures	-	225,000
Increase in deferred expenditures	(19,052,406)	(4,058,024)
Capital expenditures	(639,229)	-
	(11,041,271)	(12,895,881)

CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:

Repayment of term loan	-	(110,000)
Common share issuance	30,701,350	15,411,589
Common share issue costs	(1,694,203)	(1,019,443)
	29,007,147	14,282,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,424,752	(207,257)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	561,344	768,601

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,986,096	$561,344

Additional information related to cash flows	2007	2006
Non-cash items related to operating, financing and investing activities:

Acquisition of mining properties in exchange of common shares	$6,745,500	$228,000
Future income taxes included in the cost of mining properties	$2,809,321	$-
Deferred expenditures financed through increases in accounts payable	$489,370	$952,377
Transfer of mining properties and deferred expenditures	$-	$3,200,172
Depreciation on fixed assets included in deferred expenditures	$174,540	$-
Common share issue costs paid for through the issuance of warrants	$701,875	$304,140

See notes to financial statements

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

1.

INCORPORATION AND NATURE OF OPERATIONS

The Company is incorporated under the Canadian Business Corporations Act and is engaged in the exploration of properties.

Recovery of amounts indicated under mining properties and the related deferred expenditures are subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to complete development and profitable future production or the proceeds from the sale of such assets. At December 31, 2007, management determined the net accounting value of mining properties to be the best estimate of their net recoverable value. This value may nonetheless be reduced in the future.

2.

SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

Changes in Accounting Policy – Financial Instruments

The Canadian Institute of Chartered Accountants has issued new accounting standards for financial instruments: a) Section 1530 "Comprehensive Income", which introduces a new requirement regarding the temporary exclusion of certain types of gains and losses from net income; b) Section 3855 "Financial Instruments – Recognition and Measurement", which prescribes when an entity must recognize a financial asset or liability or a non-financial derivative instrument on its balance sheet and whether such recognition of the amount must be based on the fair value or the cost, and also specifies how to present the gains and losses on financial instruments; c) Section 3865 "Hedges”, which describes when and how hedge accounting may be used. The Company adopted these new recommendations on January 1, 2007, and classified its assets and financial liabilities as financial instruments held for sale and recognizes them at fair value, which corresponds to their cost given their short term. Adoption of these new standards did not have an impact on the Company’s interim financial statements.

New Accounting Requirements

As of January 1, 2008, the Company must comply with the following new standards: a) Section 1535, “Capital Disclosures”, which requires that an entity provide information about the objectives, policies and processes used by the entity to manage its capital; b) Sections 3862, “Financial Instruments – Disclosures” and 3863, “Financial Instruments – Presentation”, which replace Section 3861, “Financial Instruments – Disclosure and Presentation” and assign greater importance to the disclosure of information on the risks associated with recognized and unrecognized financial instruments and the way such risks are managed. These new requirements only affect information to be disclosed and do not have a financial impact on the Company’s financial statements.

CASH AND CASH EQUIVALENTS

The Company considers cash and short-term investments maturing within three months of their acquisition date as cash and cash equivalents.

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

MINING PROPERTIES AND DEFERRED EXPENDITURES

Mining properties are recorded at cost. Exploration and development costs are deferred, net of government assistance received. In the event of a production decision, costs related to a deposit and recorded under mining properties and deferred exploration expenditures are transferred to fixed asset, and then amortized on the basis of units of production for the year and proven and probable ore reserves. However, when a project is abandoned, the corresponding costs are charged against earnings.

CREDIT ON DUTIES REFUNDABLE FOR LOSSES AND REFUNDABLE TAX CREDIT RELATED TO RESOURCES

The Company is eligible for a refundable credit on duties under the Québec Mining Duties Act. This refundable credit on duties is equal to 12% of expenses incurred for mining activities in Québec and is recognized as a credit under deferred expenditures.

The Company is also eligible for a refundable tax credit for resources for mining industry companies in relation to eligible expenses incurred. The refundable tax credit related to resources represents up to 38.75% of the amount of eligible expenses incurred. This tax credit is recognized as a credit under deferred expenditures.

FIXED ASSETS

Fixed assets are depreciated using the straight line method over three years for fuel tanks, and using the diminishing balance method at a rate of 20 % for rolling stock, machinery and equipment.

CAPITAL STOCK

Shares issued in consideration of non-monetary items are generally recorded at the market value of the shares over a reasonable period preceding and following the announcement of the agreement regarding their issuance.

Share issue costs and future income taxes arising from the variance between the carrying value and the fiscal value of exploration expenses are included in share capital as a credit.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Company recognizes options granted under the stock option plan as well as warrants granted to brokers pursuant to some financings using the fair value method. Options granted to non-employees and brokers’ warrants are recorded based on fair value determined using the Black-Scholes option pricing model.

When options or warrants are granted to brokers, the remuneration expense is charged to the activity in question and the counterpart to contributed surplus.

Any counterpart paid by the participants when broker options or warrants are exercised, as well as any contributed surplus created when broker options or warrants are granted, are credited to capital stock.

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

INCOME TAXES

The Company records its income taxes using the balance sheet method. Future income tax assets and liabilities are recognized to take into account the impact on income taxes of variances between the accounting value of certain assets and liabilities shown on the balance sheet and their respective fiscal values. A valuation allowance is recorded as required to reflect an income tax asset that is more likely to be realized than not. The impact of any changes in income tax rates is recognized in the year in which the rates change.

NET LOSS PER SHARE

The basic and diluted net loss per share is calculated based on the weighted-average number of common shares outstanding during the year.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally recognized accounting principles requires management to make estimates and assumptions that affect the assets and liabilities reported, amounts related to revenue and expenses, recoverable values for mining property and deferred exploration expenses, environmental liability provisions and the presentation of future liabilities. Actual results could differ from these estimates.

3.

CASH AND CASH EQUIVALENTS

	2007	2006
Cash	$763,484	$59,220
Term deposits with variable rate of 4.35% to 4.56% (rate of 4.19% in 2006)	18,222,612	502,124
	$18,986,096	$561,344

4.

MINING PROPERTIES

	Interest	2007	2006
Mont-Laurier Uranium	100%	$10,000	$10,000
Matoush	100%	337,000	337,000
Eclat	100%	774,000	112,000
Apple	100%	8,923,314	-
		$10,044,314	$459,000

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

5.

DEFERRED EXPENDITURES

	Balance at December 31, 2006	Exploration expenses	Deduction	Balance at December 31, 2007
Mining properties

Mont-Laurier Uranium	$153,062	$345,453	$(171,681)	$326,834
Matoush	2,990,465	17,655,159	(8,115,533)	12,530,091
Eclat	101,539	347,007	(179,804)	268,742
Apple	-	129,781	(60,255)	69,526
Pacific Bay Matoush	-	286,539	(137,105)	149,434
Prospecting	5,519	-	-	5,519
	$3,250,585	$18,763,939	$(8,664,378)	$13,350,146

	Balance at December 31, 2005	Exploration expenses	Deduction	Balance at December 31, 2006
Mining properties

Discovery	$2,333,381	$54,294	$(2,387,675)	$-
Cameron	632,028	156,963	(788,991)	-
Mont-Laurier Uranium	21,927	176,935	(45,800)	153,062
Matoush	186,236	4,158,544	(1,354,315)	2,990,465
Beaver Lake Area	2,300	-	(2,300)	-
Eclat	4,860	169,018	(72,339)	101,539
Prospecting	5,519	-	-	5,519
	$3,186,251	$4,715,754	$(4,651,420)	$3,250,585

6.

FIXED ASSETS

	Cost	Cumulative depreciation	Net value at December 31, 2007	Net value at December 31, 2006

Fuel tanks	$266,191	$85,700	$180,491		$-
Rolling stock	176,270	42,147	134,123		-
Machinery	105,012	32,083	72,929		-
Equipment	76,859	10,700	66,159		-
Computer equipment	14,897	3,910	10,987
	$639,229	$174,540	$464,689	$	Nil

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

7.

CAPITAL STOCK

AUTHORIZED

An unlimited number of common shares without par value.

An unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors.

	December 31, 2007		December 31, 2006
	Common shares	Amount	Common shares	Amount
ISSUED AND FULLY PAID
Balance, beginning of year	96,373,367	$18,962,859	61,771,257	$7,898,833
In consideration of mining properties	3,450,000	6,745,500	500,000	228,000
In cash
- Private placements	9,620,000	25,012,000	15,700,000	10,760,000
- Exercise of stock options	320,500	171,050	2,524,000	532,800
- Exercise of warrants	4,404,000	5,573,500	15,878,110	3,616,889
Reduction of paid-up capital (Note 13)	-	-	-	(3,200,172)

Amounts from contributed surplus (Note 10)
- Exercise of warrants	-	60,828	-	257,139
- Exercise of stock options	-	79,251	-	192,953

Issue costs
- Brokerage fees	-	(1,569,020)	-
- Warrant grant	-	(701,875)	-	(304,140)
- Professional fees	-	(125,183)	-	(1,019,443)
Balance, end of year (a)	114,167,867	$54,208,910	96,373,367	$18,962,859

(a)

At the end of the 2007 and 2006 financial years, 187,500 common shares were escrowed (Guy Hébert – 137,500 and Jean-Pierre Lachance – 50,000) and could not be transferred, mortgaged, pledged or otherwise assigned without the consent of the Autorité des marchés financiers. On January 14, 2008, 60 days following the date of the November 14, 2007 press release, the escrow agent Computershare Trust Company of Canada released those shares. Consequently, no shares of the Company remain in escrow.

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

7.

CAPITAL STOCK (CONT’D)

WARRANTS

At December 31, 2007, there were 6,118,200 warrants outstanding (5,143,500 in 2006), each entitling its holder to purchase one share of the Company. Changes to the warrants are shown in the following table:

	2007		2006
	Number	Weighted-average strike price	Number	Weighted-average strike price

Balance, beginning of year	5,143,500	$ 1.12	8,842,009	$ 0.20
Adjustment to beginning balance	(3,500)	$ 0.20	-	$ -
Issued	5,387,200	$ 3.40	12,800,000	$ 0.61
Exercised	(4,404,000)	$ 1.27	(15,878,110)	$ 0.23
Expired	(5,000)	$ 1.50	(620,399)	$ 0.24
Balance, end of year	6,118,200	$ 3.03	5,143,500	$ 1.12

See notes to the following table.

The strike prices and the expiry dates of the warrants are as follows:

Strike price	Number		Expiry
$0.20	31,000		January 18, 2008
$0.26	700,000		February 8, 2008
$2.60	577,200	(1)	January 31, 2009
$3.50	4,810,000		January 31, 2009
	6,118,200

(1)

On January 31, 2007, pursuant to a private placement with an underwriting syndicate led by Orion Securities Inc. and including Dundee Securities Corporation, Blackmont Capital and Sprott Securities Inc., the Company issued broker options equal to 6% of the total number of units sold under the placement (577,200 units). Each broker option allows the underwriters to purchase one unit at the issue price until January 31, 2009. One unit at $2.60 consisted of one common shares and half a warrant. Each full warrant entitles the holder to purchase one share at $3.50 per share. A total of 288,600 warrants could eventually be exercised. At any time after June 1st, 2007, the Company may notify the holders of broker options of its intention to force the exercise of the broker options should the Company’s shares trade on the TSX Venture Exchange at a price equal to or greater than $4.50 per share for a period of 20 consecutive trading days.

During the year ended December 31, 2007, 5,387,200 warrants (12,800,000 in 2006) were issued. From this amount, 4,810,000 (11,600,000 in 2006) were issued pursuant to private placements and 577,200 (1,200,000 in 2006) were issued to brokers.

During the year ended December 31, 2007, 4,404,000 warrants (15,878,110 in 2006) of the Company were exercised.

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

7.

CAPITAL STOCK (CONT’D)

WARRANTS (CONT’D)

The fair value of each broker warrant granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the warrants granted was $1.2160 per warrant ($0.2534 in 2006).

The following assumptions were used in the calculations:

	2007	2006

Risk-free interest rate	2.80%	2.68%
Expected life	1 yr	1 yr
Volatility	110%	102%
Expected dividend yield	0.0%	0.0%

An amount of $701,875 was recognized in the share issue costs and credited to contributed surplus ($304,140 in 2006).

8.

STOCK OPTION PLAN

The Company has a stock option plan for its officers, directors, key employees and consultants. During the year, the Company increased the number of common shares reserved for issuance under the plan from 3,800,000 to 10,654,586. The maximum number of options that can be granted to any participant may not exceed 5% of the issued and outstanding shares of the capital stock. The strike price of the options granted may not be less than the market price, which corresponds to the weighted average price based on the volume and price of the shares traded on the Toronto Stock Exchange for the five days preceding the option grant. The options granted are valid for a period established by the board of directors, not to exceed five years from the date the options are granted.

Changes to the stock options under the plan are shown in the following table:

	2007		2006
	Number of options	Weighted-average strike price	Number of options	Weighted-average strike price
Balance, beginning of year	928,000	$ 0.37	2,248,000	$ 0.19
Granted	1,499,000	$ 3.14	1,204,000	$ 0.37
Exercised	(320,500)	$ 0.53	(2,524,000)	$ 0.21
Balance, end of year	2,106,500	$ 2.32	928,000	$ 0.37

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

8.

STOCK OPTION PLAN (CONT’D)

The outstanding stock options and the stock options exercisable as at December 31, 2007 are shown in the following table:

Options outstanding			Options exercisable
Weighted-average strike price	Number	Weighted-average lifespan (years)	Weighted-average strike price	Number
$ 0.20	400,000	3.18	$ 0.20	400,000
$ 0.38	25,000	3.43	$ 0.38	25,000
$ 0.40	175,000	3.27	$ 0.40	175,000
$ 1.50	7,500	4.08	$ 1.50	4,500
$ 2.38	45,000	4.22	$ 2.38	15,000
$ 2.60	100,000	4.28	$ 2.60	100,000
$ 2.72	120,000	4.72	-	-
$ 2.80	30,000	4.29	$ 2.80	20,000
$ 2.86	150,000	4.41	$ 2.86	150,000
$ 3.00	9,000	4.44	$ 3.00	3,000
$ 3.20	345,000	4.63	-	65,000
$ 3.37	700,000	4.47	$ 3.37	700,000
$ 2.12	2,106,500	4.13	$ 2.06	1,657,500

During the year ended December 31, 2007, the Company granted 1,499,000 stock options (1,204,000 stock options in 2006) to officers, directors, consultants and employees of service providers. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $1.3110 per option ($0.2031 per option in 2006).

The following weighted-average assumptions were used in the calculations:

	2007	2006

Risk-free interest rate	3.06%	2.64%
Expected life	1 yr	1 yr
Expected volatility	103%	127.15%
Expected dividend yield	0.0%	0.0%

An amount of $1,377,348 was recognized in earnings and credited to contributed surplus in 2007 ($244,541 in 2006).

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

9.

RESTATEMENT OF PRIOR YEAR’S RESULTS

A provincial tax rate of 8.11% rather than 9.9% was used to calculate future income taxes for the year ended December 31, 2006. The financial statements for that year were restated to correct the error. The restatement resulted in a $44,600 increase in the amount credited to contributed surplus arising from the related-party transaction (Notes 10 and 13) and increased in the same amount future income taxes and the balance of the deficit as at December 31, 2006.

10.

CONTRIBUTED SURPLUS

	2007	2006
		restated
Balance, beginning of year	$1,066,864	$170,675

Attributions
- Warrants	701,875	304,140
- Stock options	1,377,348	244,541
Exercise of securities
- Warrants	(60,828)	(257,139)
- Stock options	(79,251)	(192,953)
Related-party transaction (Notes 9 and 13)	-	797,600
Balance, end of year	$3,006,008	$1,066,864

11.

COMMITMENTS AND CONTINGENCIES

MINING PROPERTIES

Quénonisca Property

On February 26, 1996, Altavista Mines Inc. signed an agreement with SOQUEM pursuant to which it owns a 50% undivided interest in the 78 claims making up the Quénonisca property in the Quénonisca and Salamandre Lake district north of Matagami, Québec.

Work is financed in proportion to the respective interests, failing which the undivided interest of the non-participating party is diluted. Any dilution of an interest to 10% entails the loss of that interest in consideration of a 1% net profit interest (as defined in the agreement) from commercial production on the property.

In April 2000, the Company entered into an agreement undertaking to respect all Altavista Mines Inc.’s rights and obligations in relation to the Quénonisca agreement with SOQUEM dated February 26, 1996.

The property now consists of 33 mining claims covering a total area of 1,799 hectares.

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

11.

COMMITMENTS AND CONTINGENCIES (CONT’D)

MINING PROPERTIES (CONT’D)

Eclat Property

On July 6, 2005, the Company signed a letter of intent with Vija Ventures Corporation granting the Company an option to acquire a 100% interest in the Eclat uranium property in the Otish Mountains of northern Québec.

The agreement provides for the Company to acquire its 100% interest in the Eclat property on all minerals except diamonds by making payments totalling $150,000 over four years, including $7,000 paid on signature of the agreement, $7,000 on the first anniversary, $20,000 on the second anniversary in 2007, $20,000 on the third anniversary in 2008 and $96,000 on the fourth anniversary in 2009; by incurring $500,000 in exploration expenditures over four years; and by issuing 600,000 common shares of the Company over three years, including 100,000 on approval of the agreement by the TSX Venture Exchange, 100,000 on the first anniversary, 200,000 on the second anniversary in 2007 and 200,000 on the third anniversary in 2008. The property is also subject to a 2% NSR royalty.

SERVICES AGREEMENT

On August 1st, 2005, the Company and BBH Géo-Management Inc. (“BBH”), a related company (Note 13), signed an agreement under which BBH will provide the Company with the following services: office space, office and computer equipment, secretarial, management, administration, accounting and legal, geological consulting, investor and regulatory relations and financing services. The agreement is valid for a three-year period ending on July 31, 2008, and provides for a fixed monthly charge of $3,200 for office rent, office equipment and computers to be reviewed each year on July 31. The estimated amount to be paid over the next year is $38,400.

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

12.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of short-term financial instruments approximates their fair value due to their relatively short term and normal commercial conditions.

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

13.

RELATED-PARTY TRANSACTIONS

On August 17, 2006, the Company created a new company, Cadiscor Resources Inc., so as to separate its gold and uranium properties. The Company therefore transferred its Discovery, Cameron and Montbray properties along with deferred expenditures with respective carrying values of $312,750 and $3,112,422 in consideration of 20,000,000 common shares of Cadiscor resources Inc. valued at $3,200,172 and $225,000 in cash. The Company then transferred its investment in Cadiscor Resources Inc. to its shareholders through a $3,200,172 reduction in paid-capital.

Following this operation, a future income tax benefit of $797,600 was credited to contributed surplus.

During the current year, consultant and subcontractor fees of $1,145,000 ($197,000 in 2006) and management fees of $1,823,000 ($583,000 in 2006) shown in the statement of deferred expenditures were paid to BBH Géo-Management Inc., of which Guy Hébert, a director and officer of the Company, is also a director and officer.

General and administrative expenses of $643,000 ($451,000 in 2006) shown in the earnings statement were paid to the same company.

In addition, legal fees of $23,000 ($57,000 in 2006) included in share issue costs were paid to the same company.

At December 31, 2007, accounts payable and accrued charges included an amount of $148,000 ($344,000 as at December 31, 2006) owed to the same company.

14.

INCOME TAXES

The income tax allowance differs from the amount resulting from the application of the combined Canadian statutory income tax rate as follows:

	2007	2006
		restated
Loss before income taxes	$2,127,900	$1,478,390
Combined Canadian statutory income tax rate	31.52%	32.02%

Income tax benefit at the combined Canadian statutory income tax rate	(670,714)	(473,380)
Share issue costs	(212,691)	(195,285)
Stock-based compensation	434,140	78,303
Change in valuation allowance	(1,555,500)	1,555,500
Adjustment pursuant to assessment notices	582,245	-
Non-deductible and other expenses	(182,801)	(191,938)
Future income taxes benefit	$(1,605,321)	$773,200

The combined Canadian statutory income tax rate of 31.52% consists of a federal tax rate of 19.62% and of a provincial rate of 11.90% (22.12% federal and 9.9% provincial in 2006).

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

14.

INCOME TAXES (CONT’D)

The tax effects of temporary differences giving rise to material future income tax assets and liabilities as at December 31, 2007 and 2006 are as follows:

	2007		2006
Future income tax asset:			restated

Net operating losses	$1,757,100		$1,393,000
Financial expenses	662,200		346,300
Fixed assets	58,700

	2,478,000		1,739,300

Less: valuation allowance	-		1,555,500

Total future income tax asset	$2,478,000		$183,800

Future income tax liability:

Mining properties and deferred expenditures	$3,682,000		$183,800

Future income tax liability	$1,204,000	$	Nil

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

14.

INCOME TAXES (CONT’D)

At December 31, 2007, the Company had losses other than capital losses and unused share issue costs that could be deferred to later periods and used to reduce future taxable income. These losses and share issue costs expire as follows:

	Federal	Provincial
Losses other than capital losses:

2008	$242,843	$218,843
2009	$527,029	$479,019
2010	$537,046	$516,928
2011	$643,103	$643,055
2015	$710,408	$654,465
2026	$1,547,059	$1,547,059
2027	$1,423,653	$1,421,974
	$5,631,141	$5,481,343
Share issue costs:

2008	$637,908	$637,908
2009	$581,223	$581,223
2010	$542,728	$542,728
2011	$338,839	$338,839
	$2,100,698	$2,100,698

15.

CHANGE IN NON-CASH WORKING CAPITAL ITEMS:

	2007	2006

Tax credits receivable	$1,319,853	$12,653
Sales tax recoverable	(284,109)	(236,857)
Deposits on exploration work and prepaid expenses	103,787	(509,256)
Accounts payable and accrued charges	69,897	307,243
	$1,209,428	$(426,217)

16.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the financial statements’ presentation adopted in the current year.

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

17.

SUBSEQUENT EVENTS

On January 15, 2008, the Company announced the signature of the final agreement for Strateco to purchase a 60% interest in 277 claims on the Pacific Bay Matoush property belonging to Consolidated Pacific Bay Minerals Ltd. (“Pacific Bay”) in the Matoush area in Québec’s Otish Mountains. The agreement provides for Strateco to pay a total of $500,000, issue 200,000 shares to Pacific Bay and invest $3 million in exploration, including a minimum of 10,000 metres of drilling, over a four-year period.

As part of the transaction, the Company acquired one million units of Pacific Bay at $0.30 per unit. Each unit consisted of one common share and one warrant, with each warrant allowing one common share to be purchased at $0.60 for a 24-month period. The shares and warrants are subject to a 12-month hold period lasting until January 14, 2009.

On February 12, 2008, 731,000 warrants were exercised, and the Company issued 731,000 common shares for proceeds of $188,200.

On February 21, 2008, Strateco and Majescor Resources Inc. (“Majescor”) announced the signing of a letter of intent allowing Strateco to acquire an option to earn an undivided 60% interest in Majescor’s uranium rights on the Mistassini property, located in Québec’s Otish Mountains. The Mistassini property consists in 721 mining claims covering 391 km2. The Company decided to exercise its option right following receipt of analyses for three holes drilled by Majescor in December 2007 on the Lac Mantouchiche uranium prospect.

The option agreement provides for Strateco to acquire a 60% interest in the uranium rights on the property by carrying out a total of $1.3 million in exploration expenditures over three years. Strateco must reimburse Majescor approximately $250,000 for the cost of the drilling program completed in December 2007 and conduct another $250,000 in exploration on the property in the first year, for a total firm commitment of $500,000 for the first year of the option. The remaining $800,000 in exploration expenses will be spent in the second year and third year.

During the option period, Strateco will be the sole operator for all uranium exploration and will have full access to the property. Superior Diamonds Inc. (“Superior Diamonds”), which holds 100% of the diamond rights, will have access to the property to explore for diamonds and will be the sole party authorized to do so. Superior Diamonds is entitled to a 2.0% Yellowcake Royalty on the property. The parties have agreed to finalize a formal option and joint venture agreement within 90 days. This agreement will also be subject to the approval of the regulatory authorities and Superior Diamonds.

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

18.  THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

	2007	2006

Net loss per Canadian GAAP, as reported	$522,579	$2,251,590

Properties and deferred expenditures (1)	19,684,875	361,584
Deferred tax expenses (recovery) (2)	0	(299,578)

Net loss and comprehensive income for the year, according to U.S. GAAP	$20,207,454	$2,313,596

Net loss per share per Canadian GAAP, as reported	$0.01	$0.03

Effect of adjustments:
Properties and deferred expenditures (1)	0.18	-
Deferred tax expenses (recovery) (2)	0.00	-

Loss per share, according to U.S. GAAP	$0.19	$0.03

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

Strateco Resources Inc., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

18.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES (CONT’D)

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2007 would be to decrease properties by $10,344,314 to $0 ($459,000 in 2006 to $0), decrease deferred expenditures by $13,350,146 to $0 ($3,250,585 in 2006 to $0) (1) and decrease shareholders’ equity by $23,394,460 ($3,872,793 in 2006).

The effect on cash flows would be to decrease cash flows from operating activities by $19,082,899 ($4,440,024 in 2006) and decrease cash flows used in investing activities by $19,082,899 ($4,440,024 in 2006).

(1) There would be no effect on long-term liability (increase by $163, 208 in 2006)