Form 10QSB
period 2008-03-31
STRATECO RESOURCES INC
filed 2008-05-13
CIK 1178672

OMB APPROVAL OMB Number: 3235-0070

 Expires: May 31, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________ Commission File Number: 0-49942
STRATECO RESOURCES INC
(Exact name of issuer as specified in its charter)
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

(Yes)[ X ]                                                                           (No) [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  [  ]

No  [ X ]

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

114, 898, 867 Common shares

____________________________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending March 31, 2008 for the following reasons:

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

Item 4.

Controls and Procedures

A.

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, President and an external consultant Mrs. Pauline Comtois, Certified General Accountant (CGA), the Chief Financial Officer, have conducted an evaluation regarding the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) or 240.15d-15(e) of the Securities and Exchange Act of 1934 as amended) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of §240.13a-15 or §240.15d-15, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

B.

Changes in internal control over financial reporting.

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, President and Mrs. Pauline Comtois, Certified General Accountant (CGA) the Chief Financial Officer, did not identify any change in the issuer’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of §240.13a-15 or 240.15d-15 of this chapter that occurred during the issuer’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of March 31, 2008 there is no legal proceeding to report.

Item 1A. Risk factors

For the period between January 1, 2008 and March 31, 2008, the Company does not have any material change to report from risk factors as previously disclosed in the Company’s Form 10-KSB for the exercise ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) During the period from January 1st, 2008 to March 31, 2008, the Company did not obtained new proceeds form private or public financing in Quebec, Canada or other countries but received new proceeds from the exercise of warrants in the amount of $188,200. The Company spent a total of $6,919,730 deferred expenditures on properties.

Private placement in Canada

The Company completed only one private placement in the period, pursuant to the Option and Joint Venture Agreement with Consolidated Pacific Bay Minerals Ltd. (“Pacific Bay”) for the acquisition of a 60 % interest in the property Matoush-Pacific Bay. The terms and conditions of this Agreement are described in details in the following section Exploration works and use of proceeds on Exploration, at the subsection entitled Project and New Acquisitions.

This Option and Joint Venture Agreement calls for the Company to issue 200,000 Company common shares and over four years according to the following schedule:

Date of issuance	Number of shares
On or before October 29, 2008	40,000
On or before October 29, 2009	40,000
On or before October 29, 2010	50,000
On or before October 29, 2011	70,000
Total	200,000

The Company was at the time of this private placement under the jurisdiction of the Autorité des marches financiers (Quebec Securities Commission). The Company was exempted to file a prospectus for the private placement according to the rules and regulations of the Quebec’s Law on moveable securities and Quebec’s Rules and regulations on moveable securities and obtained the authorization from the Toronto Stock Exchange (TSX).

This private placement with one accredited investor took place in Canada, in the reporting period and was an exempted transaction not requiring the filing of registration statement pursuant to Sections 4 and 5 of Securities Act of 1933. The Company does not trade its securities on an Exchange in the United States and did not conduct a public offering or advertising in the United States for this placement.

Exploration works and use of proceeds on Exploration

Project and New Acquisitions

During the first quarter ending on March 31, 2008, the Company concluded a definitive Option and Joint Venture Agreement to acquire a 60% interest in the Pacific-Bay Matoush property. On October 29, 2007, the Company had signed an agreement in principle allowing the Company to earn a 60% interest in 277 mining claims of the Pacific Bay-Matoush property owned by Consolidated Pacific Bay Minerals Ltd. (“Pacific Bay”) located in the Matoush District of Quebec's Otish Mountains (the “Property”). The agreement was subject to the completion of a definitive option agreement and regulatory approval.

This Agreement was finalised on January 15, 2008 and it calls for the Company to pay Pacific Bay a total of $500,000, issue 200,000 Company common shares and incur $3 million in exploration expenditures over four years, including a minimum of 10,000 meters of drilling. As part of the transaction, the Company has acquired, on January 15, 2008, one million units of Pacific Bay common shares at a price of $0.30 per unit. Each unit consists of one common share and one warrant to purchase a common share at $0.60 per share for a period of 24 months

On February 21, 2008, the Company and Majescor Resources Inc. (“Majescor”) signed a letter of intent allowing the Company to acquire an undivided 60% interest in the uranium rights on the Mistassini property in Quebec’s Otish Mountains.  The Mistassini property consists of 721 claims covering 391 km2. The Company decided to exercise its option right on the Mistassini property following receipt of analyses for three holes drilled by Majescor in December 2007 on the Lac Mantouchiche uranium prospect.

The option agreement provides for the Company to acquire a 60% interest in the uranium rights on the property by carrying out a total of $1.3 million in exploration over three years. The Company must reimburse Majescor about $250,000 for the cost of the drilling program carried out in December 2007 and conduct another $250,000 in exploration on the property in the first year, for a total commitment of $500,000 for the first year of the option. The remaining $800,000 in exploration expenses will be evenly split between the second and third years.

Exploration Activities

The technical data in this text is based on a technical report that complies with National Instrument 43-101 on standards of disclosure for mineral projects (“NI 43-101”), and was reviewed by David A. Ross, M. Sc. P. Geo. of Scott Wilson Roscoe Postle & Associates (“Scott Wilson RPA”) who is a qualified person as defined in NI 43-101 and Mr. Jean-Pierre Lachance, geologist and executive Vice-president who are qualified persons as defined in NI 43-101. Exploration expenses for the year ended March 31, 2008 totalled $6,919,730. The Matoush and Apple properties were the most active, with respective totals of $5,195,994 and $1,148,421 spent on exploration.

The Company incurred allowable exploration expenses of $6,919,730 during the period and therefore qualifies for Quebec refundable tax credits in Canada of up to 38.75% and a credit on duties refundable from Quebec of 12% of all eligible exploration expenses.  The estimated value of such credits receivable as at March 31, 2008 is $3,150,168.

Exploration

In the first quarter of 2008, the Company obtained interesting drill results at the Matoush project. The potential and size of the new MT-22 mineralized zone was confirmed, as well as the extension of the AM-15 zone at depth.

In terms of exploration work per se, four active drills drilled 29 holes on the entire Matoush project from January 9 to the end of March 2008, for a total of 14,714 metres. Two drills were assigned to the MT-22 zone and a third to the lake to test and outline the southern extension of the AM-15 zone at depth. The fourth drill was assigned to the Eclat property, at the southern end of the Matoush project.

The new MT-22 mineralized zone discovered by the Company in 2007 lies under the AM-15 zone and parallel to its plunge, from a vertical depth of -300 to -650 and spanning a length of more than 500 metres. It remains open to the north. Holes drilled in the fall of 2007 on a grid of approximately 100 metres from Section 31+50S heading north returned significant grades at the intersection with the Matoush fault.

The best results were obtained in the two last holes drilled in 2007, MT-07-129 and MT-07-130, and were located 80 metres apart at the same depth, -350 metres. Hole MT-07-129, which intersected 8.3 metres at 0.24% eU3O8, including 3.7 metres at  0.51% eU3O8, was encouraging, particularly as the alteration halo in this hole is identical to that of the AM-15 zone.

The holes drilled in the first quarter of 2008 on the MT-22 zone proved positive, with impressive intersections that confirm the importance of this major new zone. The best intersections include Hole MT-08-003, with 2.86% eU3O8 over 5.8 metres including 4.48% eU3O8 over 3.4 metres; Hole MT-08-013 with 0.52% eU3O8 over 7.2 metres; Hole MT-08-022 with 0.37 % eU3O8 over 18.4 metres including 1.16% eU3O8 over 5.3 metres, and finally, Hole MT-08-028, drilled in early April, with 0.47% eU3O8 over a very significant length of 41.6 metres, including 2.40% eU3O8 over 7.0 metres (see longitudinal for pierce points).

Given the structural context at Matoush, various zones of varying grade and thickness could be outlined using a smaller drill grid.

The holes drilled on the lake to test the southern extension of the AM-15 zone were also encouraging. It should be noted that the southern extension of the AM-15 zone was tested in the winter of 2006-2007 along the ACF unit that hosts the AM-15 resource.

Detailed geological interpretation of the AM-15 zone as part of the 43-101 resources estimate revealed that the zone dips about 200 to the south and that the mineralization appears to continue in the underlying CBF unit. Drilling carried out on the lake ice showed clearly that the AM-15 zone continues at depth toward the south.

The five holes drilled in the less porous, 75-metre thick intermediate CBF unit all intersected the fault zone, with variable thicknesses and grades that averaged 0.08% eU3O8 over 4.2 metres. The mineralization extends to the lower CBF contact, and the goal is now to explore the underlying ACF unit in the extension of the AM-15 zone plunge.

The two first holes drilled in the ACF-4 (MT-08-019 and MT-08-027) proved encouraging, both in terms of geological context and the potential size of the mineralized body.

The main interest of MT-08-019, which intersected 0.04% eU3O8 over 8.7 metres, is the fact that it shows a fault offset that is a prime site for uranium precipitation.

Hole MT-08-027, drilled in early April, returned an exceptionally wide mineralized section of 63 metres downhole, representing a true width of about 23 metres. The hole intersected 0.05% eU3O8 over 63.2 metres, including 0.13% eU3O8 over 8.0 metres. This sector unquestionably has strong potential.

A fourth drill working on the site was mobilized on the Eclat property in early March after being transported to the camp by the winter road, to explore the southern part of the Matoush project. The first hole (EC-08-01) had to be abandoned at -759 metres because of large influxes of water and sand. No such water was encountered in the AM-15 and MT-22 zones. However, it should be noted that the stratigraphy seen in the sediments is the same as that seen in the AM-15 area 8.5 km to the north. In fact, a clay brecchia that appears to correspond to the Matoush fault was intersected at a depth of 575 metres downhole, followed by disseminated mineralization grading 0.15% eU3O8 over 2.1 metres at 587 metres.

A hole is currently being drilled to test the contact (unconformity) at the southern edge of the Eclat property, on the border with Cameco’s property, 11.5 km south of the AM-15 zone.

A 142 stretch of the winter road was rebuilt as planned to provide the necessary access to the camp and allow the equipment and fuel required for 2008 to be brought in. Among other things, four new fuel tanks, over 900,000 litres of fuel and an additional drill were brought in by road.

On November 21, 2007, the Company signed a letter agreement to earn a 60% undivided interest in the uranium rights owned by Majescor Resources Inc. (“Majescor”) on the Mistassini property, also located in the Otish Mountains of Quebec, approximately 50 km south-east of Matoush project’s AM-15 zone.

On February 14, 2008, the Company decided to exercise its option on the Mistassini property following receipt of the analyses for three holes drilled by Majescor in December 2007 on the Lac Mantouchiche uranium showing. The terms and conditions of this Option are mentioned supra at Part II, Item 2, Project and New Acquisitions.

Under the option agreement, the Company can earn an undivided 60% interest in the uranium rights on the property by incurring an aggregate of $1.3 million in exploration expenditures over three years. The Company reimbursed Majescor $294,800 for the cost of the drilling program carried out in December 2007, and incurred $205,200 in exploration expenses on the property in the first year, for a total firm commitment of $500,000 for the first year. The remaining $800,000 in exploration expenses will be incurred equally in the second and third year of the option agreement.

Meanwhile, the Company has been authorized to begin the process of obtaining the permits required to carry out underground exploration at its Matoush uranium project.

The Company notified the Directorate of Nuclear Cycle and Facilities Regulation (“DNCFR”) and Quebec’s Ministère du développement durable, de l’environnement et des parcs by written “letter of intent” that it intends to begin the process of obtaining the permits required for planned underground exploration work to start by mid-2009. To be carried out as part of a feasibility study, this work will essentially consist of site preparation, excavation of an access ramp to the -300-metre level and the excavation of exploration drifts for definition drilling. Excavation will take place in waste rock and ore. The exploration work will also allow assessment of the quantity and processing of mine water, ventilation, mining methods and ore stockpiling.

By obtaining such authorizations, the Company will become the first company in the province of Quebec in Canada to advance a uranium exploration project to the underground exploration stage, and the first so-called junior company to do so in the present uranium cycle, or in nearly 25 years.

The growing importance of the Matoush project, and particularly the underground exploration program planned for the summer of 2009, warranted the addition of senior personnel. Consequently, Mr. Pierre H. Terreault has been hired as Vice President, Operations and Engineering as reported in Form 8K dated April 21, 2008.

On February 10, 2008, the Company began a 4,000-metre drilling program on its wholly-owned Apple property located 80 kilometres southeast of Radisson in the James Bay area. A 20-person camp has been erected to support the drilling and exploration work planned for the summer of 2008. An old winter road also had to be rebuilt before starting drilling in order to bring in the drill. The program was halted on April 7, 2008, due to the spring thaw.

Thirteen holes totalling 3,357 metres were drilled. Nine holes totalling 2,647 metres are located near or in the extensions of old INCO drill holes from the 1970s, and were drilled to confirm the geology and locate the mineralized zones intersected by these old holes, spread out over a linear distance of 1 km. The INCO drill tubes were located on the ground.

In all the twin holes (AP-08-01 to 04), the main geological units intersected were consisted with and virtually identically placed as those shown on the INCO drill sections (GM57894). There was also very good correlation between the conglomerate units identified by INCO and those seen in 2008 drilling. The conglomerate units are where they were expected to be. The correlation between the grades and thicknesses obtained by INCO and the twin holes drilled in 2008 will be made once the chemical analysis results are received.

The results of this drilling program will be used to generate an initial 43-101 resource estimate, for which a mandate has been given to Scott Wilson Roscoe Postle Associates Inc. Four holes totalling 710 metres were drilled to test new targets identified by aerial surveys conducted by the Company in the fall of 2007, with inconclusive results.

For the period between January 1st, 2008 and March 31, 2008 The Company conducted during that period exploration works in the total amount of $6,919,730 of the issuer’s net offering proceeds in the approximate amount of $29,375,700. The Company realized   exploration works on the Matoush property that amounted at $5,195,994 representing 18 % of the issuer’s net proceeds and exploration works on Apple property that amounted to $1,148,421 or 4% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Matoush Property can be consulted in the preceding paragraphs. The exploration works on Eclat Property, amounted to $234,002, amounted to $ 46,503 on the Pacific-Bay Matoush property and amounted to $294,810, on Mistassini property or all together for less than 5% of the net offering proceeds.

Director’s fees

The Company paid to all Company’s directors, to the exception of Mr. Guy Hébert, Mr. Jean-Pierre Lachance and Mr. Henri Lanctôt, Corporate Secretary, for their presence to the Directors’ meetings, fixed fees in the total amount of $5,400 for the period from January 1, 2008 to March 31, 2008.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Security Holders during the period. The Annual Meeting of shareholders will be held on June 10, 2008 at the Fairmont Hotel, the Queen Elizabeth, Richelieu Room, at 900 René-Lévesque Blvd. West, Montreal, Quebec, Canada at 10.30 a.m. The Management Information Circular with proxy solicitations is being sent to shareholders as of May 9, 2008.

Item 5. Other information

None

Item 6. Exhibits

22.

CE Notice of Annual Meeting, Management Information Circular according to Securities Laws in Quebec, Canada;

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications;

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On April 21, 2008, the Company filed a Form 8K, Item 5.02. The Company reported the appointment as of April 15, 2008 of Mr. Pierre H. Terreault as Executive Vice-President, Operations and Engineering to supervise the construction and operation of the underground ramp on Matoush project.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date: May 9, 2008

/s/ Guy Hébert

__________________________

Name: Guy Hébert

Title:  President and Chief Executive Officer