Form 10-Q
period 2008-06-30
STRATECO RESOURCES INC
filed 2008-08-08
CIK 1178672

OMB APPROVAL SEC 1296 (02-08). OMB Number: 3235-0070   Expires: August 31, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________ Commission File Number: 0-49942
STRATECO RESOURCES INC
(Exact name of issuer as specified in its charter)
Quebec, Canada N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.) or organization

1225, Gay-Lussac Street, Boucherville, Quebec, Canada J4B 7K1, (450) 641-0775
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

(Yes)[ X }                                                                           (No) [   ]

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

115,098,867 Common shares

____________________________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending June 30, 2008 for the following reasons:

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

Item 4.

Controls and Procedures

A.

Disclosure Controls and Procedures

The Company’s management, including the  President and Chief Executive Officer, and the Chief Financial Officer, have conducted an evaluation regarding the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) or 240.15d-15(e) of the Securities and Exchange Act of 1934 as amended) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of §240.13a-15 or §240.15d-15, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

B.

Changes in internal control over financial reporting.

The Company’s management, including the President  and Chief Executive Officer and the Chief Financial Officer, did not identify any change in the issuer’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of §240.13a-15 or 240.15d-15 of this chapter that occurred during the issuer’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of June 30, 2008 there is no legal proceeding to report.

Item 1A. Risk factors

For the period between April 1, 2008 and June 30, 2008, the Company does not have any material change to report from risk factors as previously disclosed in the Company’s Form 10-KSB for the exercise ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) The Company issued 200,000 common shares during the period as detailed in section Private Placement in Canada.

c) During the period from April 1st, 2008 to June 30, 2008, the Company did not obtain new proceeds from private or public financing in Quebec, Canada or other countries but obtained revenues from governmental tax credits in the amount of $7,222,075 and from interest on investments in the amount of $270,550. The Company spent a total of  $5,367,938 deferred expenditures on properties.

Private placement in Canada

Pursuant to the Option Agreement with Vija Venture Corporation to acquire a 100% interest in Eclat property on all mineral rights except diamonds, the Company issued as partial consideration 200,000 common shares. The terms and conditions of this Agreement are described in details in Form 10 KSB for the period ending December 31, 2007 in section on Properties. This issuance of 200,000 common shares to Vija Venture Corporation constituted the last issuance of shares pursuant to this Option Agreement. The only remaining obligation before to acquire the 100% interest remains the payment of an amount in cash of $96,000 on or before July 1, 2009. The common shares were issued at the price of $1.953 per share based on the averaged balanced price of one share for the last 10 days of trading preceding the date of issuance.

The Company was at the time of this private placement under the jurisdiction of the Autorité des marches financiers (Quebec Securities Commission). The Company was exempted to file a prospectus for the private placement according to the rules and regulations of the Quebec’s Law on moveable securities and Quebec’s Rules and regulations on moveable securities and obtained the authorization from the Toronto Venture Exchange (TSX-V) in July 2005.

This private placement for acquisition of a mining property with one accredited investor took place in Canada, in the reporting period and was an exempted transaction not requiring the filing of registration statement pursuant to Sections 4 and 5 of Securities Act of 1933. The Company does not trade its securities on an Exchange in the United States and did not conduct a public offering or advertising in the United States for this placement.

Grant of stock options to directors, employees of a management company and consultants.

During the reporting period, on April 14, 2008, the Board of directors has granted pursuant to the stock option plan a total of 806,000 stock options to directors, officers of the Company and 20 employees and consultants of a management company during the second quarter. The exercise price for the stock options was fixed at the exercise price of $2.04 per share, according to the averaged balanced price of one share for the last 5 days of trading preceding the date of grant, on the Toronto Stock Exchange.

The stock options granted to directors and officers were allocated as follows:

Mr. Guy Hébert, President and Chief Executive officer and Mr. Jean-Pierre Lachance, Executive Vice-President and Director each received 100,000 stock options, Mr. Robert Desjardins, Mr. Marcel Bergeron, Mr. Jean-Guy Masse and Mr. Henri Lanctôt, Directors, each received 75,000 stock options. Mrs. Pauline Comtois, CGA, Chief Financial Officer received 50,000 stock options.

Exploration and use of proceeds on Exploration

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

Cautionary Note to U.S. Investors concerning estimates of Inferred Resources.  This section uses the term “inferred resources”.  We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it.  “Inferred resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an Inferred Mineral Resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.  U.S. investors are cautioned not to assume that part or all of an inferred resource exists, or is economically or legally minable.

Exploration Activities

The technical data in this text is based on a technical report that complies with Canadian National Instrument 43-101 on standards of disclosure for mineral projects (“NI 43-101”), and was reviewed by David A. Ross, M.Sc., P.Geo., of Scott Wilson Roscoe Postle & Associates (“Scott Wilson RPA”) and on technical data based on current information reviewed by Jean-Pierre Lachance, Executive Vice President of the Company, who are qualified persons as defined in NI 43-101.

The Company incurred exploration expenses of $5,367,938 during the three-month period ended June 30, 2008, compared to $4,000,493 during the same period in 2007. Cumulative exploration expenses for the first six months of 2008 amounted to $12,287,668, compared to expenses of $9,387,171 for the same period in 2007. The Matoush property was the most active project, with exploration expenses of $4,683,403 in the second quarter of 2008, while $441,560 was spent on the Apple property.

The Company incurred allowable exploration expenses of $12,245,405 to June 30, 2008, and therefore qualifies for Quebec refundable tax credits of up to 38.75% and a credit on duties refundable from Quebec of 12% of all eligible exploration expenses. The estimated value of such tax credits receivable during the six-month period ended June 30, 2008, is $5,600,168.

Strategy and Outlook

For the period from April 1 to June 30, 2008, exploration was primarily conducted on the Matoush, Apple and Eclat properties.

Located 300 kilometres north of Chibougamau in the Otish Mountains, the Matoush project is spearheading the Company’s pursuit of its objectives, which include the delineation of sufficient resources for minimum production of 2,000,000 pounds of U3O8 per year for at least 10 years.

At the Matoush property, the Company is continuing to prepare a scoping study scheduled for completion at the end of September 2008, and to compile all the documentation required to obtain a permit for underground exploration, scheduled to commence in mid-June 2009.

Projects and Acquisitions

Eclat Property

On June 9, 2008, the Company issued 200,000 common shares and paid $20,000 to Vija Venture Corporation (“Vija”), thus fulfilling its commitments of the letter of intent signed by the Company and Vija regarding the acquisition of a 100% interest in minerals other than diamonds on the Eclat property, located in the Otish Mountains. The shares were issued at $1.953 per share, being the weighted average share price on the Toronto Venture Exchange (TSX) for the 10 days preceding the issue date. Including this last issuance of shares provided for in the letter of intent, the Company has issued a total of 600,000 common shares and paid a total of $54,000 to Vija over the past three years.

The Company must make a final cash payment of $96,000 on or before July 1, 2009, to acquire its 100% interest in minerals other than diamonds on the Eclat property, subject to a 2% NSR royalty payable to Vija.

Pacific Bay – Matoush Property

On October 29, 2007, the Company signed a letter of intent for an option and joint venture agreement allowing it to acquire a 60% interest in 277 claims of a property belonging to Pacific Bay Minerals Ltd. (“Pacific Bay”) in the Matoush area of Quebec’s Otish Mountains. The agreement provides for the Company to pay Pacific Bay a total of $500,000 and issue 200,000 common shares over four years, and spend $3 million on exploration over four years, including a minimum of 10,000 metres of drilling, or 2,500 metres per year.

As stipulated in the letter of intent, on signature of the formal agreement on January 14, 2008, the Company acquired 1,000,000 units of Pacific Bay at $0.30 per unit, for a total of $300,000. Each Pacific Bay unit consisted of one common share and one warrant entitling its holder to purchase one share for $0.60 for a 24-month period. The shares of Pacific Bay are subject to a 12-month resale restriction.

The Company must spend $750,000 on exploration, drill a minimum of 2,500 metres on the property and issue 40,000 shares of the Company to Pacific Bay Before the first anniversary of the agreement on October 29, 2008. At June 30, 2008, the Company had spent $227,067 on exploration including 1,062 metres of drilling.

Mistassini Property

On November 20, 2007, the Company and Majescor Resources Inc. (“Majescor”) signed a letter of intent for the Company to acquire a 60% undivided interest in the Majescor’s uranium rights on the Mistassini property. The Mistassini property consists of 721 claims covering 391 km2 in Quebec’s Otish Mountains. The Company opted to exercise its right on February 14, 2008, following the receipt of assay results for three holes drilled by Majescor in December 2007 on the Lac Mantouchiche uranium prospect. The Company will be the operator for all uranium exploration. Majescor and the Company are presently collaborating on the preparation of a formal option and joint venture agreement for the uranium rights on the property. The agreement is subject to a 2% “yellow cake” royalty payable to Northern Superior Resources Inc.

The letter of intent provides for the Company to acquire a 60% in the property uranium rights by conducting $1.3 million in exploration over a three-year period. The Company must reimburse Majescor for the cost of the December 2007 drilling program and carry out exploration for a firm commitment of $500,000 in the first year. Total exploration expenses of $800,000 can be distributed over the second and third year. At June 30, 2008, the Company had spent a cumulative amount of approximately $295,683 in exploration on the property.

The growing importance of the Matoush project, and particularly the underground exploration program planned for the summer of 2009, warranted the addition of senior personnel. Consequently, Mr. Pierre H. Terreault has been hired as Vice President, Operations and Engineering as reported in Form 8K dated April 21, 2008.

Exploration Works

In the second quarter of 2008, the Company carried out an extensive drilling program on its wholly-owned Matoush property, located in the Otish Mountains, 300 km north of Chibougamau. Drilling was primarily focused on the new MT-34 mineralized zone that lies in the depth extension of the AM-15 zone, as well as on the MT-22 mineralized zone.  The 55,000-metre drilling program that began in January 2008 continued, with four drills operating until the beginning of June. Three drills have been in operation since June 12, when the fourth was made available to other mining companies working in the Otish Mountains.

From April 1 to June 30, 2008, 34 holes were drilled on the Matoush project for a total of 19,080 metres. Since January 1, 2008, 33,794 metres have been drilled out of a total budget of 55,000 metres for 2008.

The drill results confirm the potential in uranium sought by the Company, especially on the MT-34 zone, which lies in the ACF-4, as does the MT-22 zone.

The MT-34 zone was intersected in early April by Hole MT-08-034 at a vertical depth of 370 metres, to the south of the AM-15 and MT-22 zones. Hole MT-08-034 has proven to be the most significant hole drilled to date by the Company on the Matoush property.

The mineralized intersection covers a core length of 54.4 metres and grades an average of 0.69% eU3O8, including a 28.0-metre section grading an average of 1.32% eU3O8 and a 4.8-metre section grading 6.13% eU3O8 (these “eU3O8” uranium-equivalent results are generated by the Gamma probe).

The understanding of the geology and mineralization obtained from two years of work led to the discovery of this new, high-grade uranium zone. In fact, work by the Company has shown that the high-grade areas of the AM-15 and MT-22 uranium zones are associated with horizontal displacement of the Matoush fault.

Drilled in this new area at the end of the first quarter of 2008, holes MT-08-019 and MT-08-027 revealed a displacement of the Matoush fault between the two holes. Hole MT-08-034 was planned on the basis of this observation, which led to the discovery of the new, high-grade uranium zone.

Following Hole MT-08-034, 11 other holes were drilled in the MT-34 area to test the extensions of this new mineralized zone. The results were conclusive.  Hole MT-08-047 intersected a 10.0-metre mineralized zone grading an average of 2.24% eU3O8, including a 3.0-metre section grading 3.20% eU3O8 at a vertical depth of 454 metres, about 70 metres south of hole MT-08-034.

Two other holes drilled between holes MT-08-034 and MT-08-047 on a 40-metre grid in preparation for the next resource estimate confirmed the potential of this new zone. Hole MT-08-050 intersected the mineralized zone over 21.6 metres averaging 0.44% eU3O8, including 1.8 metres grading 1.88% eU3O8, while hole MT-08-053 intersected an 11.4-metre mineralized section averaging 2.02% eU3O8, including 5.2 m grading 4.38% eU3O8.

Drilling on the MT-22 mineralized zone, discovered by the Company in the fall of 2007, continues on a 50-metre grid in preparation for the next resource estimate. The results for this zone, too, are conclusive. The best results were obtained in holes MT-08-022, 028, 036 and 043. Hole MT-08-022 intersected 0.37% eU3O8 over 18.4 m, including 1.16% eU3O8 over 5.3 m. Hole MT-08-028 intersected 0.47% eU3O8 over 41.6 m, including 2.40% eU3O8 over 7.0 m. Hole MT-08-036 intersected 0.41% eU3O8 over 7.5 m, including 1.25% eU3O8 over 2.0 m, and Hole MT-08-043 intersected 2.45% eU3O8 over 10.5 m, including a high-grade section of 2.0 m at 8.97% eU3O8.

The new Canadian NI 43-101 resource estimate will be carried out in late July 2008, and will include, among other things, a resource assessment for the AM-15, MT-22 and MT-34 zones. Scott Wilson Roscoe Postle & Associates Inc., who performed the first resource estimate for the Matoush property in September 2007, has been given the mandate for the estimate.

During the period, metallurgical testing continued under the supervision of Melis Engineering Ltd. at the Lakefield laboratory in Ontario. Preliminary results show that recovery would be in the order of 98% and more after only 12 hours of leaching in order to separate soluble components.

Use of proceeds

For the period between April 1st, 2008 and June 30, 2008, the Company conducted exploration works using a total amount of $5,367,938 of the issuer’s net offering proceeds obtained through financings as detailed in Form 10 KSB for the exercise ended December 31, 2007, representing an approximate amount of $29,375,700. The Company realized exploration works on the Matoush property that amounted at $4,683,403 representing 16% of the issuer’s net proceeds. The exploration works on Apple property amounted to $441,560, on Eclat Property, to $207,770, on the Pacific-Bay-Matoush property to $31,130 and on Mistassini property to $873, totalling less than 5% of the issuer’s net offering proceeds.

Director’s fees

The Company paid to all Company’s directors, to the exception of Mr. Guy Hébert, Mr. Jean-Pierre Lachance and Mr. Henri Lanctôt, Director and Corporate Secretary, for their presence to the Directors’ meetings, fixed fees in the total amount of $5,500 for the period from April 1, 2008 to June 30, 2008.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

On June 10, 2008, the Company held its Annual Meeting of shareholders at the Fairmont Hotel, the Queen Elizabeth, Richelieu Room, at 900 René-Lévesque Blvd. West, Montreal, Quebec, Canada at 10.30 a.m. The Management Information Circular with proxy solicitations was sent to shareholders as of May 9, 2008 and have been produced as Exhibit 22 with the Form 10-Q for the period ending March 31, 2008.

Security holders could cast one vote per common share held. 31,473,303 common shares were voted on a total of 114,898,867 common shares issued and outstanding representing 27.39 % of the shares held.

The votes for each proposal can be detailed as follows:

Proposals	Number of shares voted for	Number of shares voted against	Number of shares for abstention
Election of Directors	25,439,113	0	5,175,494
Appointment of Auditors and mandate to the Board of Directors to fix Auditors fees.	30,609,475	0	5,132

Mr. Guy Hébert, Mr. Jean-Pierre Lachance, Mr. Jean-Guy Masse, Mr. Robert Desjardins, Mr. Henri Lanctôt and Mr. Marcel Bergeron were re-elected directors at the Annual Meeting of shareholders.

The shareholders appointed Petrie Raymond LLP, Chartered Accountants as Auditors of the Company for the fiscal year ending December 31, 2008. The shareholders mandated the Board of Directors to fix the Auditors’s fees until next Annual Meeting.

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

STRATECO RESOURCES INC.

Registrant

Date: August 6, 2008

/s/ Guy Hébert

__________________________

President and Chief Executive Officer

Date: August 6, 2008

//signed: Pauline Comtois

____________________________

CGA, Chief Financial Officer