Form 10KSB/A
period 2007-12-31
STRATECO RESOURCES INC
filed 2008-09-18
CIK 1178672

10KSB form10ksb.htm FORM 10-KSB

OMB Number: 3235-0420

Expires: April 30, 2009

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB /A

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

The Company is involved in exploration of uranium in its project Matoush and Apple and to its cognizance; there exists no competition between companies involved in that kind of exploration. The main business of the Company is to discover by exploration as much as possible of resources of uranium to eventually become a producer of uranium and to sell this uranium at the market value.

As of December 31, 2007, the Company had initiated voluntarily an Environmental Impact Study for the Matoush Project through a specialized firm, Golder Associates, at approximate costs of $268,000 during the year 2007, representing less than 1.5% of the Company’s expenses in exploration in the approximate amount of $18.5M. Compliance with Environmental Laws at the Federal, provincial and local levels, for as long as the Company remains at the exploration stage for uranium, does not require material capital expenditures for the Company.

The Company has no employees nor consultants since it has a Services Agreement with BBH Géo-Management Inc. that provides employees and consultants in management, secretarial, geology, legal affairs, investor relations, technical matters and professional services as fully disclosed in Item 6 (b) Management’s Discussion and Analysis of Financial Condition and Results of Operation - Related-Party Transactions and Item 10 Executive Compensation ..

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

A new letter of intent was signed with Ditem on February 21, 2006, giving the Company a 100% interest in the Matoush property under the following terms:

Upon signature of the letter of intent	$10,000
Within five days following approval of the transaction by regulatory authorities	$140,000
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

Exploration analytical procedures:

All reported samples are split with hydraulic splitter by dedicated personnel. Samples are individually bagged and tagged and shipped as per transportation protocols. Blanks, duplicates, and standards are randomly inserted in the sample shipment within the sample number sequence.

Analytical results are received and imported into our data base. Laboratory replicates and laboratory standards are checked. Internal duplicates, blanks and standards are checked. Analytical drift from expect results triggers re-analysis.

Results are also compared with estimated GT values from in-situ downhole probing, and with CPS values logged during initial core logging procedures.

Sampling Methods, Quality Assurance and Quality Control

The sampling program at Matoush, including all aspects of Quality Assurance and Quality Control, is supervised by Strateco’s Chief Geologist, Jonathan Lafontaine, P.Geo., who is a Qualified Person as defined under National Instrument 43-101.

Drill core is hydraulically split on-site and samples are collected over 30 cm to 3 m intervals based on geology. Prior to shipping, sealed sample bags are stored in a locked facility. Samples are shipped via air to Témiskamie float plane base, trucked to Chibougamau and from there sent by courier to the Geoanalytical Laboratories at the Saskatchewan Research Council (SRC) in Saskatoon.  The laboratory is accredited by the Standards Council of Canada as an ISO/IEC 17025 Laboratory for Mineral Analysis Testing.  On arrival at SRC, samples are sorted into lots according to radioactivity level and prepped and analyzed in that order.  Samples are dried and jaw crushed to 60% passing -2 mm and 100 g to 200 g sub sample split out using a riffler.  The sub-sample is pulverized to 90% passing 106 microns using a ring and puck grinding mill.  The mills are cleaned between samples using steel wool and compressed air.  After sample preparation, SRC analyzes for U3O8 content by several means.  ICP 4-3R (partial digestion) and fluorimetry are used on samples with U3O8 less than 100 PPM.  ICP 4-3 (total digestion) is employed on samples with normal to high radioactivity, hence for the majority of the samples submitted.  Samples with greater than 1,000 ppm U3O8 are also subjected to an Aqua Regia digestion before determination of wt% U3O8 also by ICP.  Strateco independently adds one blank sample and one quarter split duplicate each with every 14 samples.  Results are reviewed on an ongoing basis.

In addition to chemical analysis, Strateco employs a down-hole gamma probe instrument to estimate uranium grades.  Prior to probing, the holes are washed to eliminate minor mineralization smearing or radon effects.  Probe results, in cps units, are converted to eU3O8 (equivalent U3O8) using well established algorithms specifically calibrated to the Matoush deposit.  A calibration hole (MT-07-29), for which there are complete chemical analyses, is probed at least once per month to ensure the probe is calibrated accurately and functioning properly.  Results are also compared with chemical analysis when received.  Discrepancies in results are immediately investigated and corrected.

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

Counts per second, usually abbreviated to CPS, is a measure of radioactivity and the more radioactive elements emitting gamma rays present in a source, the greater the CPS value. The variation is not linear in that if it is determined that 5 000 CPS in one instance is approximately equal to 1% U, it cannot be said that 25 000 CPS is equal to 5% U. But it is indicative that there is more radioactive material in a source emitting 25 000 CPS than in the source emitting 5 000 CPS.

Ergo, counts per second are a rough indication or estimate of possible grade. Although this is not always the case for various radioactive sources, drill core lends itself well to the comparison due to its perfectly consistent size and shape. Although it is more difficult to obtain potential grades from CPS values from outcrop or boulder sources, it qualitatively confirms presence or absence of radioactive elements in a certain source.

Counts per second values are representative enough that we can use them internally as a QC method.

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

Compelling results were generated by holes MT-06-31, 32, 33 and 37, drilled in the northern extension of Hole MT-06-30, and particularly by Hole MT-06-32. These holes were drilled to test the uranium potential at the ACF/CBF contacts. Hole MT-06-32 was a pleasant surprise, intersecting two mineralized sections in the CBF, the first returning 1.66% U3O8 over 5.5 metres from the fault hanging wall, and the second yielding 0.81% U3O8 over 3.3 metres at the level of the fault.

Exploration holes MT-06-20 to MT-06-27, drilled on a grid of about 100 metres to the north of the AM-15 zone, all intersected the fault with typical alteration. Radiometry on the core indicated weak-to-moderate values of up to 2,500 cps, corresponding to Hole MT-06-25, which intersected 0.20% U3O8 over 1.5 metres in the CBF.

Hole	Collar		Az. (º)	Angle (º)	From (m)	To (m)	Core length (m)	% U3O8	Facies	Max cps	lb/ ton
	East	North
MT-06-1	10+25E	31+55S	279.0	-47	276.4	279.0	2.6	0.172	CBF	6,000	3.44
MT-06-2	10+25E	31+55S	275.0	-49	285.4	303.6	18.2	0.74	ACF	24,000	14.8
including					285.4	297.2	11.8	0.91			18.2
					285.4	293.0	7.6	1.03			20.6
MT-06-3	10+25E	31+55S	270.0	-45	264.0	270.0	6.0	0.056	CBF	1,000
					290.7	292.8	2.1	0.069
MT-06-4	10+25E	31+55S	274.0	-52	295.4	309.5	14.1	1.01	ACF	19,000	20.2
Hanging wall					295.4	304.5	9.1	1.39			27.8
including					299.3	304.5	5.2	2.01			40.2
Fault zone					317.5	321.0	3.5	1.47		22,800	29.4
MT-06-5	10+25E	31+55S	267.0	-48	301.3	312.6	11.3	1.33	ACF	34,000	26.6
including					301.3	310.8	9.5	1.54			30.8
Fault zone					319.5	321.4	1.9	1.19		13,000	23.8
MT-06-6	10+20E	31+52S	272.0	-55	323.6	324.0	0.4	0.1	CBF	750	2.0
MT-06-7	10+20E	31+53S	271.0	-49	302.5	313.5	11.0	0.34	ACF	11,000	6.8
including					302.5	308.0	5.5	0.59			11.8
					314.2	314.5	0.3	1.75			35
MT-06-8	10+30E	31+80S	269.0	-51	334.5	341.5	7.0	0.22	ACF	6,400	4.4
MT-06-9	10+25E	31+55S	270.0	-48	309.4	315.0	5.6	1.68	ACF	22,000	33.6
including					311.0	313.3	2.3	3.27			65.4
MT-06-10	10+48E	31+29S	275.0	-46	309.5	320.0	10.5	1.12	ACF	32,000	22.4
including					316.0	318.5	2.5	2.36			47.2
					316.6	317.3	0.7	5.96			119.2
MT-06-11	10+49E	31+29S	283.0	-45.5	305.9	312.5	6.6	0.99	ACF	12,300	19.8
including					305.9	309.0	3.1	1.21			24.2
MT-06-12	10+50E	30+71S	269.0	-45.5	307.0	309.0	2.0	0.75	ACF	11,200	15.0
MT-06-13	10+29E	31+80S	267.0	-47	313.3	315.0	1.7	0.96	ACF	8,200	19.2
MT-06-14	10+29E	31+80S	258.0	-47.5	322.5	323.7	1.2	0.08	ACF	550	1.6
MT-06-15	10+48E	31+29S	271.0	-48.5	330.8	331.1	0.3	0.06	CBF	600	1.2
MT-06-16	10+50E	30+70S	268.0	-48	309.8	313.0	3.2	0.03	ACF	600	0.6
					329.0	330.6	1.6	0.09		1,400	1.8
MT-06-17	11+00E	31+29S	275.0	-56	472.0	473.0	1.0	0.01	ACF	100	0.2
MT-06-18	10+20E	29+71S	275.0	-49	271.0	273.0	2.0	0.27	ACF	3,400	5.4
including					272.0	272.6	0.6	0.75		3,400	15.0
					289.0	294.0	5.0	0.1		700	2.0
MT-06-19	10+20E	29+71S	266.5	-50.5	289.4	289.7	0.3	0.29	ACF	2,150	5.8
MT-06-20	10+50E	28+50S	275.0	-49	338.0	338.4	0.4	0.01	ACF	100	0.2

Hole	Collar		Az. (º)	Angle (º)	From (m)	To (m)	Core length (m)	% U3O8	Facies	Max cps	lb/ ton
	East	North
MT-06-21	10+50E	27+85S	277.0	-45	317.3	319.1	1.8	0.05	ACF	90	1.0
MT-06-22	10+50E	26+50S	276	-45	302.8	303.6	0.8	0.05	ACF	600	0.91
MT-06-23	10+50E	26+50S	276	-52	335	336	1,0	low values	ACF	120
MT-06-24	8+65E	26+50S	277	-45	74	74.2	0.2	low values	ACF	90
MT-06-25	10+50E	27+10S	277	-52,5	358	359.5	1.5	0.20	CBF	2 , 500	3.95
MT-06-26	10+50E	27+10S	276	-46	358.2	360.3	2.1	low values	CBF	2 , 500
MT-06-27	10+50E	25+50S	277.0	-53.5	333,3	333.6	0.3	0.13	CBF/ ACF	700	2.6
MT-06-28	10+20E	29+71S	275.0	-51	285.0	285.8	0.8	0.24	ACF	4,300	4.8
MT-06-29	10+20E	29+71S	275.0	-54	316.7	318.6	1.9	0.01	ACF	80	0.20
MT-06-30	9+93E	30+90S	269.0	-52	255.1	267.5	12.4	2.10	ACF	65,000	42.0
					261.7	265.0	3.3	4.70			94.0
					264.2	264.5	0.3	16.6		65,000	332.0

MT-06-31	9+93E	30+90S	277	-52	253	256	3,0	0.42	CBF	10 , 700	8.45
					268	271	3,0	0.07	ACF	1 , 175	1.31
MT-06-32	9+90E	30+90S	284	-52	241.5	247	5.5	1.66	CBF	36 , 000	33.29
					250	253.3	3.3	0.81	CBF		16.14
MT-06-33	9+90E	30+40S	275.5	-52	237.5	239.9	2.4	0.46	CBF	11 , 400	9.26
					260.6	265	4.4	0.64	ACF	31 , 400	12.79
MT-06-34	10+48E	31+32S	273.5	-47	315.3	319.2	3.9	0.02	ACF	540	0.42
MT-06-35	10+48E	31+32S	270	-46	306.4	321.6	15.2	2.13	ACF	65 , 000	42.69
Including					306,8	315,2	8,4	3,20			64,00
					308,4	309,3	0,9	11,16			223,0
MT-06-36	10+49E	31+32S	281.5	-47.5	315	338.4	23.4	0.78	ACF	34 , 000	15.60
MT-06-37	9+93E	30+90S	281.5	-48	236	237	1,0	0.41	CBF	3 , 500	8.19
MT-06-38	9+89E	30+40S	285	-52	233.7	239	5.3	0.16	CBF	3 , 200	3.11

*Mt-06-18:3 metres of core unrecovered at the fault

* ACF: Active Channel Facies

* CBF:Channel Bar Facies

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

As of April 2007, the Company has received chemical analyses for 24 holes from the SRC laboratory in Saskatoon, as well as results for MT-07-01 to MT-07-08.

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

The "e" in eU3O8 represents the e stimated or e quivalent value of U3O8 as determined by downhole geophysical probing. The e  indicates that the value is not obtained by drill core assay, but rather by converting gamma radiation measured in-situ in the drill hole into U3O8 values by assuming that all gamma radiation can be directly attributed to the quantity of uranium present in the rock. The Company can clearly show that all our mineralized intersections typically have a negligible quantity of radioactivity related to thorium or potassium that would skew this analysis. Furthermore, after isotopic analysis, the Company can safely say that, like most other deposits older and 0.35 million years, the uranium is in equilibrium (i.e. that daughter elements are produced and disintegrated at a steady state, correlated to the quantity of uranium).

This method of distinguishing analytical assay values from geophysical measurements is common in the industry.

Although the Company may indicate that reported U3O8 values are estimated from gamma probe readings, it is best to use eU3O8 for clarity, if applicable, as per CIM guidelines cited here:

Equivalent Assay: Determination of uranium content by radiometric methods. The validity of Equivalent Assays must be demonstrated with chemical assay determinations. Where employed, equivalent uranium determinations should be reported and appropriately illustrated in the database (e.g. eU3O8). Excerpt : http://www.cim.org/committees/estimation2003.pdf at page 50 of 55.”

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

On September 2 7 ~~6~~ , 2007, Scott Wilson Roscoe Postle & Associates (Scott Wilson RPA) completed a NI 43-101 technical report on the Matoush property, including a resource estimate on the AM-15 core zone.

Scott Wilson RPA prepared the initial mineral resource estimate for the AM-15 core zone at Matoush using drillhole data available as of September 27, 2007. A set of cross sections and plan views were interpreted to construct three dimensional (3D) grade-shell wireframe models at a cut-off grade of 0.05% U3O8 and a minimum horizontal thickness of 2 metres. High grade assays were cut to 7% U3O8. Forty-four of the 119 drill holes in the AM-15 zone area were used to estimate the mineral resources. The mineralization making up the mineral resource is shared among four vertical lenses controlled by the Matoush Fault Zone (MFZ): Main Lens, South Lens, North Lens and an Upper Lens. Block model U3O8 grades within the wireframe models were estimated by ordinary kriging.

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

2. Cut-off grade: 0.05% U3O8

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

10. Totals may not sum correctly due to rounding

1 1. Gemcom Software International Inc. Resource Evaluation Edition Version GEMS 6.11 was used.

Development of the Matoush deposit would require an underground mining method given its depth below surface and geometry.  Part of the deposit would be amenable to long-hole methods while other parts would require narrow vein mining.  The following economic assumptions were used to calculate an economic breakeven grade :

•

U3O8 price: US$55/lb

•

Processing cost: US$20/t

•

Underground mining cost: US$55/t

•

General and Administrative cost: US$15/t

•

Power cost: US$10/t

•

U3O8  recovery: 98%

Cut-off grade

= Operating cost/(Metal Price x Recovery)

= $100/t/ ($55/lb x 98%)

= 1.86 lb/t

= 0.084% U3O8

Scott Wilson RPA used 60% of the fully costed cut-off grade to estimate a marginal cut-off grade of 0.05% U3O8 for reporting of Mineral Resources.  The material with grade above the marginal cut-off grade, but below the fully costed cut-off grade, represents mineralization that has a reasonable prospect of economic extraction assuming sunk development costs and that this marginal material does not displace higher grade mineralization in the mill feed.  The marginal material is included largely for purposes of maintaining resource continuity, and does not make up a large proportion of the total Mineral Resource.

The resource estimate does not take in account other mineralized zones intersected by drilling on the Matoush property.  “The smaller and eroded AM-8 Zone is found at surface in ACF-1, approximately 200 metres vertically above the AM-15 zone.  Uranium mineralization of undefined extent has also been intersected in ACF-2 (L-43 occurrence) and ACF-4 (22 Deep Occurrence, 0.31% U3O8 over 1.4 metres).  The 22 Deep Occurrence is 200 metres above the basement unconformity and about 330m vertically beneath the AM-15 zone. All of this mineralization is located within the MFZ and is, as referred to it earlier, Otish-type uranium mineralization.” (Scott Wilson RPA, Sept. 2007)

In the last quarter of 2007, drilling was mainly concentrated in the new MT-22 zone sector, located in the ACF-4 at a vertical depth of between -350 and -650 m, with the main goal of identifying new mineralization in order to increase the resource. During this last period, 20 holes were drilled for a total of 11,238 m.

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

LEGEND
Mont-Laurier Uranium Project
Uranium occurrence
Secondary road
0.59%U3O8

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

The renewed interest in uranium exploration has been prompted by the meteoric rise in uranium prices from US $6.00 to $85.00/lb in recent years. Given its location, the sustained rise in uranium prices and growing demand for alternative energy sources, the Mont-Laurier property is a solid addition to the Company’s property portfolio.

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

For the Area C (Tom Dick South) three drill holes totalling 285 metres were completed.  Only minor intersections of decimetric width with grades below 0.02% U3O8 were obtained.

Even with the mixed results of the 2007 drilling program, the property still shows many exploration targets.

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
F/06
33 F/07
33 F/03
33 F/02
Route Transtaiga
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

Drill Hole	Localisation (m)		Length (m)	Results
	From:	To:
1187-97-01	116.6	118.1	1.5	0.12% Zn
	136.1	137.6	1.5	0.16% Zn
1187-97-02	110.5	111.1	0.6	0.15% Zn, 0.16 g/t Ag
	113.5	114.4	0.9	0.28% Zn, 2.4 g/t Ag
	120.4	124.9	4.5	0.20% Zn, 1.2 g/t Ag
1187-97-03	37.5	38.7	1.2	0.25% Zn, 1.9 g/t Ag
	65.1	72.3	7.2	0.18% Zn, 2.6 g/t Ag
	including
	68.1	69.6	1.5	0.26% Zu, 3.5 g/t Ag, 0.12% Cu
1187-97-04	96.3	98.8	2.5	0.34% Zn, 6.0 g/t Ag, 0.17% Pb
	102.4	103.5	1.1	0.32% Zn, 5.9 g/t Ag, 0.57% Pb
	112.0	113.5	1.5	0.21% Zn, 3.0 g/t Ag, 0.13% Pb
	120.8	123.8	3.0	0.19% Zn, 2.3 g/t Ag, 0.12% Pb
1187-97-05	79.4	83.2	3.8	1.08% Za, 7.5 g/t Ag, 0.44% Pb
including	81.0	81.9	0.9	2.00% Zn, 7.0 g/t Ag, 0.53% Pb
1187-97-06	No significant value
1187-97-07	60.9	61.5	0.6	6.58 g/t Au
1187-97-08	22.1	22.8	0.7	0.48 g/tAu

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

Exploration Activities

The technical data in this text that is summarized from a technical report on the Matoush Property dated September 27, 2007 and complies with National Instrument 43-101 on standards of disclosure for mineral projects (“NI 43-101”), was reviewed by Mr David A. Ross, M.Sc. P.Geo of Scott Wilson Roscoe Postle & Associates (“Scott Wilson RPA”), who is a qualified person as defined in NI 43-101. Exploration expenses for the year ended December 31, 2007 totalled $18,763,939 ($4,715,754 in 2006). Expenses for the past year were higher than in 2006 as the Company carried out more exploration and development work on its properties. The Matoush property was the most active, with a total of $17,655,159 in exploration.

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

On August 28, 2007, Strateco announced that it had increased its uranium assets with the signature of a formal letter of intent with Virginia Mines Inc. (“Virginia”) on the Apple property in the James Bay region of northern Québec.

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

Operating Results

The Company posted a net loss of $522,579 for 2007 compared to a net loss of $2,251,590 for 2006 since the interest income for the current year amounted to $963,895 compared to restated $264,008 in 2006. During the Fourth quarter, the Company posted earnings of $1,525,034 due to income tax savings arising from the loss and share issue costs for the fourth quarter of the year, compared to a net loss of $1,092,509 for the fourth quarter of last year. These earnings were mainly due to decrease of $148,000 in investor relations expenses, $49,000 in share issue costs and $1,605,321 in future income taxes.

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

The Company benefited from an increase in cash obtained from common shares issuance in the amount of $30,701,350 in the year 2007. This amount represents the aggregate sum of a private financing of $25,012,000, Item 5 ( c ) Private Offerings in Quebec, Canada and the sums obtained from the exercise of stock options  in the amount of $171,050 and from the exercise of warrants in the amount of  $5,573,500 as discussed in this Item 6. (a) Plan of Operation and in Financial Statements, Note 7: Warrants and in Financial Statements, Note 8: Stock Option Plan .. These additional amounts generated higher cash and cash equivalents. As a consequence, the Company increased deferred exploration expenditures in the year 2007 in the amount of $ 18,763,939 compared to an amount of $ 4,715,754 in the year 2006 and received credits for duties and other related exploration credits in Canada of ($8,664,378) in the year 2007 compared to credits of ($1,472,454) for the year 2006.

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

Interest Rate Risk

At December 31, 2007 and 2006, the Company’s exposure to interest rate risk is as follows:

·Cash and cash equivalents – variable interest rate

·Amounts receivable – interest free

·Amounts payable – interest free

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

The management use the following framework to evaluate the effectiveness of the Company’s internal control over financial reporting as required by paragraph ( c ) of §240.13a-15 or §240.15s-15:

The management relied on the interpretive guidance issued by U.S. Securities and Exchange Commission in Release 34-55929 and Rule 13 (a) -15 ( c ) under the Securities Exchange Act of 1934 to identify a framework suitable for management’s evaluation of the Internal Controls over Financial Reporting (“ICFR”). The Company first identified the risks to reliable financial reporting or material misstatement including the one related to related parties transactions with BBH Géo-Management for which the sole officer and director is also a director and officer of the Company.

The Company evaluated that the existing controls established in a document entitled Internal Controls of Purchases and Expenses Cycle joined as Exhibit 99 addressed those risks.

The management with the participation of the principal executive and financial officers evaluated the effectiveness of the Company’s internal control over financial reporting on an on-going monitoring of activities and by direct testing as of the end of the fiscal year.

The framework on which management’s evaluation of the Company’s internal control over financial reporting is based is a suitable control framework based on top-down approach for expenditures and purchases and an entity-level approach for transactions with related party.

After evaluation of evidence, the Management did not find any deficiency that could constitute a material weakness in the Company’s internal controls of financial reporting. Even if the financial statements for the year ending December 31, 2006 have been in part restated in reason of an error at to the provincial tax rate applicable for future incomes (see Note 9 to Financial Statements ), this error in financial reporting was not the consequence of a deficiency in the internal controls of the Company on financial reporting.

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

The registered public accounting firm that audited the financial statement included in the annual report did not have to issue an attestation report on the Company’s internal control over financial reporting pursuant to Regulation SB Item 308T (a) (4).

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this annual report.

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

Item 9. Directors and Executive Officers, Promoters and Control persons; Compliance with section 16 (a) of the Exchange Act

The Company incorporates herein by reference  the Management Information Circular dated May 10, 2007 filed as Exhibit 22 with the Form 10-QSB for the period ending June 30, 2007 at pages 12, 13, 14 and 16 .. The Management addressed the independence of directors on the Audit Committee. Mr. Marcel Bergeron, director who replaced Mrs. Francine Bélanger who deceased in November 2006,  is the director seating at the Audit Committee  considered “Financial Expert” pursuant to Item 407(d)(5) of Regulation S-B . As explained in the Management Information Circular, Mr. Bergeron is not considered an” independent” director according to Quebec Securities Regulations since he was an associate of the Company’s Auditors  firm in charge of the Company’s file until June 2006 and will not be considered “independent” until June 2009. However, Mr. Bergeron benefits from a statutory dispense   to remain on the Audit Committee  pursuant to Quebec Regulation 52-110 ..

At March 10, 2008, the Board of Directors consists of six directors who will serve until the next annual meeting and until they are re-elected or their successors will be elected. This Annual meeting will be held on June 10 at 10.30 a.m. at Fairmount Hotel The Queen Elizabeth Richelieu Room 900 René-Lévesque Blvd. West Montréal, Québec, H3B 4A5 Canada

On February 18, 2004, the Board of directors adopted a Code of ethics. This Code of Ethics can be consulted on the Company’s website at www.stratecoinc.com. And any interested person can receive copy of this Code of ethics without charge in addressing its request to the Company’s head office mentioned on the Title page of this annual report.

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

Guy Hébert – President, Chief executive officer of the Company and director

Jean-Pierre Lachance – Executive Vice President of the Company and director

Jean-Guy Masse – President, Masvil Capital Inc., director and member of the Audit Committee

Robert Desjardins –President,   Robert G. Desjardins & Associates Inc., director and member of the Audit Committee

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

During the year ended December 31, 2007, the Company granted 1,499,000 stock options (1,204,000 stock options in 2006) to officers, directors, consultants and employees of service providers. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $1.2954 per option ($0.2367 per option in 2006).

The following weighted-average assumptions were used in the calculations:

	2007	2006

Risk-free interest rate	3.06%	2.64%
Expected life	1 yr	1 yr
Expected volatility	103%	127.15%
Expected dividend yield	0.0%	0.0%

An amount of $1,360,957 was recognized in earnings and credited to contributed surplus in 2007 ($284,939 in 2006).

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

During the year ended December 31, 2007, the Company granted 1,499,000 stock options (1,204,000 stock options in 2006) to officers, directors, consultants and employees of service providers. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $1.2954 per option ($0.2367 per option in 2006).

	2007	2006

Risk-free interest rate	3.06%	2.64%
Expected life	1 yr	1 yr
Expected volatility	103%	127.15%
Expected dividend yield	0.0%	0.0%

An amount of $1,360,957 was recognized in earnings and credited to contributed surplus in 2007 ($284,939 in 2006).

  (6) As reported in column (j) Mr. Lachance received an allowance of $197 per month for the use of his vehicle for the Company’s activities.

 (7) The Company does not have a long-term incentive plan (LTIP)

Outstanding Equity Awards at Fiscal Year-End- In U.S. dollars

Name	Number of securities underlying unexercised options (#) exercisable (2)	Number of securities underlying unexercised options (#) Non exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration Date
Guy Hébert, Chief Executive Officer	300,000	0	N/A	$0.19	2010-12-20
	250,000	0	N/A	$3.32	2012-04-11
Jean-Pierre Lachance, Executive Vice-President	100,000	0	N/A	$0.19	2010-12-20
	100,000	0	N/A	$0.46	2011-01-24
	150,000	0	N/A	$3.32	2012-04-11

(1) The Company grants only Option awards and does not grant any Stock awards so columns (g) (h) (i) and (j) have been deleted from the table.

(2) These stock options were immediately exercisable at the date of the grants subject only to a resale restriction period of 4 months and one day for the underlying shares, applicable to trades in Canada. On November 23, 2007, the Toronto Stock Exchange approved the Company’s amended stock option plan produced as Exhibit 10 ..3 and 10.4 , removing this resale restriction period. ~~.~~

Directors Compensation- In U.S. dollars

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Incentive plan compensation ($)	Compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b) (1)	( c )	(d) (2) (3)	(e)	(f)	(g)	(h)
Robert Desjardins	$7,015		$97,080				$104,095
Jean-Guy Masse	$6,916		$97,080				$103,996
Henri Lanctôt	N/A		$97,080				$97,080
Marcel Bergeron	$5,632		$97,080				$102,712

(1) The Company did not pay any salary or other form of compensation directly to its executive officers other than the fees for their presences to the Board of directors meetings and Audit Committee Meetings as disclosed in Part III Financial Statements and at footnote of the following Table of Directors Fees.

(2) The Company granted on April 12, 2007, to the four directors mentioned in the preceding table, 75,000 stock options at the exercise price of U.S$3.32 per share until April 11, 2012, with an aggregate grant date fair value of US$97,080 computed in accordance with FAS 123 R of $1.2954 per share as indicated at Note 8 Stock Option Plan  of Financial Statements that reads as follows in U.S. Dollars.

During the year ended December 31, 2007, the Company granted 1,499,000 stock options (1,204,000 stock options in 2006) to officers, directors, consultants and employees of service providers. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $1.2954 per option ($0.2367 per option in 2006).

The following weighted-average assumptions were used in the calculations:

	2007	2006

Risk-free interest rate	3.06%	2.64%
Expected life	1 yr	1 yr
Expected volatility	103%	127.15%
Expected dividend yield	0.0%	0.0%

An amount of $1,360,957 was recognized in earnings and credited to contributed surplus in 2007 ($284,939 in 2006).

(3) As at December 31, 2007, Mr. Robert Desjardins had an aggregate number of option awards outstanding at fiscal year end of 75,000 stock options at the exercise price of US$3.32.

As at December 31, 2007, Mr. Jean-Guy Masse had an aggregate number of option awards outstanding at fiscal year end of 125,000 stock options of which 75,000 are at the exercise price of US$3.32 and 50,000 stock options at the exercise price of US$0.4661.

As at December 31, 2007, Mr. Henri Lanctôt had an aggregate number of option awards outstanding at fiscal year end of 75,000 stock options at the exercise price of US$3.32.

As at December 31, 2007, Mr. Marcel Bergeron had an aggregate number of option awards outstanding at fiscal year end of 75,000 stock options at the exercise price of US$3.32.

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

Directors’ Fees- In U.S. dollars

The external directors receive fees for each board and audit committee meeting they attend with the exception of those directors who are also executive officers of the Company. Directors’ fees totalled $19,564 for the year ended December 31, 2007 and were allocated as follows:

Name of Director	Amount of Director’s fees paid for fiscal year 2007
Marcel Bergeron	$5,632
Robert Desjardins	$7,015
Jean-Guy Masse	$6,916

Aside from stock options granted to directors under the stock option plan, directors do not receive any other fee or benefit from the Company ..

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

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership at March 10, 2008	Percent of class
	N.A.	N.A.	N.A.

(b) Security ownership of management

The following table sets forth the names and addresses of each of the directors and officers of the Company, their principal occupations and their respective date of commencement of their term with the Company. All directors and officers hold office until the next Annual General Meeting of Shareholders of the Company or until a successor is appointed.

1	2	3	4
Title of class	Name and Position with the Company	Number of Common Shares of the Company Beneficially Owned or Directly/Indirectly Controlled (1) (6)	Percentage of Issued Share Capital (6)
Common shares, (1), stock options to purchase common shares and common shares indirectly controlled	GUY HEBERT(3)(6) 595 Marie-Victorin, Boucherville, Quebec, Canada J4B 1X4 President & Director 2000	232,000 common shares 4,203,114 common shares held indirectly 550,000 stock options (3)	4.30%
Common shares, escrowed shares and stock options to purchase common shares	JEAN-PIERRE LACHANCE,(4)(6) 5146 Nantel, St-Hubert, Quebec, Canada J3Y 2Y4 Executive Vice President and Director 2000	198,600 common shares 350,000 stock options (4)	0 ..50%
Common shares and stock options to purchase common shares	ROBERT DESJARDINS, (2) 236, Notre-Dame, apt. # 5 Repentigny, Quebec, Canada J6A 2R6 Director 2001	100,000 common shares 75,000 stock options	0 ..20%
Common shares and stock options to purchase common shares	JEAN-GUY MASSE, (2)(6) 775 Chemin Markham, Montreal, Quebec, Canada H3P 3A6 Director 2000	53,000 common shares 125,000 stock options	0.20%
Common shares and stock options to purchase common shares	HENRI LANCTOT, 247, Trenton ave., Montreal, Quebec, Canada H3P 1Z8 Corporate secretary and director 2007	50,375 common shares 75,000 stock options	0.10%
Common shares and stock options to purchase common shares	MARCEL BERGERON (2) 108, ave. Kenaston, Mont-Royal Town, Québec H3R 1M2 Director 2007	75,000 stock options	0.10%
Commmon shares and stock options to purchase common shares	PAULINE COMTOIS, 95, Des Monts, Boucherville, Québec J4B 4K4 Chief Financial Officer , Mars 2007	33,000 common shares 50,000 stock options	0.10%
Total Common shares, escrowed shares and stock options to purchase common shares and warrants to purchase shares indirectly controlled.		4,945,089 common shares 1,300,000 stock options	5.40% (5)

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

Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a) Table of Exhibits

		F ormat	Pages
10.1	Amended Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc dated April 1, 2007 ( French Language version)	CE	78
10.2	Amended Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc dated April 1, 2007 (English language summary)		83
10.3	Amended Stock Option Plan dated November 7, 2008 ( French Language version) with Summary in English Language	CE	84
10.4	Amended Stock Option Plan dated November 7, 2008 ( English Language summary)	CE	97
23	Consent of expert on technical report, David A. Ross, P.Geo, for Scott Wilson Roscoe Postle Associates Inc.	CE	99
31	Certifications	CE	100
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	CE	102
99	Framework of Internal Control over financial reporting	CE	103

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

c) Tax Fees

Aggregate fees billed for tax compliance, tax advice and tax planning in each of the two last fiscal years for professional services rendered by the principal accountants are as follows:

Year ending at December 31, 2006: $3,500.

Year ending at December 31, 2007: $3,500.

d) All other Fees

Other fees: $0.00

e) Audit committee’s pre approval policies and procedures: The Company engages the accountant, to render audit services, once the Company’s audit committee has approved the engagement.

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

Dated: September 10, 2008

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

___________________________________

____________________________________

Guy Hébert, Directo r

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

- 6 3 -

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

- 6 4 -

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

- 6 5 -

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

	December 31, 2007		December 31, 2006
	Common shares	Amount	Common shares	Amount
ISSUED AND FULLY PAID
Balance, beginning of year	96,373,367	$18,962,859	61,771,257	$7,898,833
In consideration of mining properties	3,450,000	6,745,500	500,000	228,000
In cash
Private placements	9,620,000	25,012,000	15,700,000	10,760,000
Exercise of stock options	320,500	171,050	2,524,000	532,800
Exercise of warrants	4,404,000	5,573,500	15,878,110	3,616,889
Reduction of paid-up capital (Note 13)	-	-	-	(3,200,172)
Amounts from contributed surplus (Note 10)
Exercise of warrants	-	60,828	-	257,139
Exercise of stock options	-	79,251	-	192,953
Issue costs
Brokerage fees	-	(1,569,020)	-
Warrant grant	-	(701,875)	-	(304,140)
Professional fees	-	(125,183)	-	(1,019,443)
Balance, end of year (a)	114,167,867	$54,208,910	96,373,367	$18,962,859

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

See notes to the following table.

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

- 6 8 -

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

- 6 9 -

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

- 7 1 -

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

- 7 4 -

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

-7 5 -

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

- 7 6 -

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

- 7 7 -

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

(1) There would be no effect on long-term liability (increase by $163, 208 in 2006)

LIST OF EXIBITS

		Fo rmat	Pages
10.1	Amended Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc dated April 1, 2007 (French Language version)	CE	78
10.2	Amended Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc dated April 1, 2007 (English language summary)	CE	83
10.3	Amended Stock Option Plan dated November 7, 2008 (French Language version) with Summary in English Language	CE	84
10.4	Amended Stock Option Plan dated November 7, 2008 (English Language summary)	CE	97
23	Consent of expert on technical report, David A. Ross, P.Geo, for Scott Wilson Roscoe Postle Associates Inc.	CE	99
31	Certifications	CE	100
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	CE	102
99	Framework of Internal Control over financial reporting	CE	103