Form 10-Q/A
period 2008-03-31
STRATECO RESOURCES INC
filed 2008-09-18
CIK 1178672

OMB APPROVAL. OMB Number: 3235-0070

Expires: September 30, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[ x ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number:  0-49942

STRATECO RESOURCES INC.

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

Item 4.

Controls and Procedures

A.

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, President and an external consultant Mrs. Pauline Comtois, Canadian General Accountant (CGA), the Chief Financial Officer, have conducted an evaluation regarding the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) or 240.15d-15(e) of the Securities and Exchange Act of 1934 as amended) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of §240.13a-15 or §240.15d-15, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

B.

Changes in internal control over financial reporting.

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, President and Mrs. Pauline Comtois, Canadian General Accountant (CGA) the Chief Financial Officer, did not identify any change in the issuer’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of §240.13a-15 or 240.15d-15 of this chapter that occurred during the issuer’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting.

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

In terms of exploration work per se, four active drills drilled 29 holes on the entire Matoush project from January 9, to the end of March 2008, for a total of 14,714 metres. Two drills were assigned to the MT-22 zone and a third to the lake to test and outline the southern extension of the AM-15 zone at depth. The fourth drill was assigned to the Eclat property, at the southern end of the Matoush project.

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

Item 5. Other information

None

Item 6. Exhibits

22.

CE Notice of Annual Meeting, Management Information Circular, Form of Proxy and Instructions to vote according to Securities Laws in Quebec, Canada;

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

STRATECO RESOURCES INC.

Registrant

Date: September 10, 2008

/s/ Guy Hébert

__________________________

President and Chief Executive Officer

Date: September 10, 2008

//signed: Pauline Comtois

____________________________

CGA, Chief Financial Officer