Form 10KSB/A
period 2007-12-31
STRATECO RESOURCES INC
filed 2008-11-03
CIK 1178672

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

- 2 4 -

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

Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)

Table of Exhibits

	Table of Exhibits - Form 10KSB/A2, December 31, 2007	Format	Reference to Pages of Form 10KSB or Incorporation by Reference
3 (i)	Certificates of incorporation and amendments	Paper	See Form 10 SB/A2 Volume 1 Amended pages 1 to 10
3 (ii)	By-laws	Paper	See Form 10 SB/A2 Volume 1 Amended pages 37 to 59
(4) (1)	Instruments defining the rights of security holders, including indentures in By-Laws	Paper	See Form 10 SB/A2 Volume 1 Amended By-Laws sections 47 to 54 pages 50 to 52
(4) (2)	Instruments defining the rights of security holders, including indentures in Annex A to Certificate of incorporation (translation in English)	CE	Form 10KSB/A2, 2007-12-31 Page 79
10.1	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 ( French Language version)	CE	Form 10KSB/A2, 2007-12-31, Page 81
10.2	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 April 1, 2007 (English language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 86
10.3	Amended Stock Option Plan dated November 7, 2008 ( French Language version) with Summary in English Language	CE	Form 10KSB/A2, 2007-12-31 Page 87
10.4	Amended Stock Option Plan dated November 7, 2008 ( English Language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 100
11	Statement re computation of per share earnings		N/A
13	Annual report to security holders, Form 10 Q or quarterly report to security holders	CE	Form 10K SB/A December 31. 2007, Form 10 QSB March 31, June 30 2008
14	Code of ethics	CE	Company’s website at www.stratecoinc.com
16	Letter re change in certifying accountant		N/A
18	Letter re change in accounting principles		N/A
22	Published report regarding matters submitted to vote of security holders	CE	Form 10 QSB for the period ended June 30, 2008
23	Consent of expert on technical report, David A. Ross, P.Geo, for Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10KSB/A2, 2007-12-31 Page 102
23	Letter of consent from KPMG, LLP dated July 22, 2002.	Paper	Form 10 SB/A2 Volume 1 Amended p. 234
24	Letter of consent from Gowling Lafleur Henderson, LLP dated July 22, 2002	Paper	Form 10 SB/A2 Volume 1 Amended p. 235
24	Form FIX appointing Eaton, Peabody as Agent of the Company in the United States of America dated July 15, 2002 and certified copy of the Board of Directors dated July 15, 2002	Paper	Form 10 SB/A2 Volume 1 Amended page 230
24	Power of attorney	Paper	Form 10 SB/A2 Volume of Exhibits Amended page 232
31	Certifications	CE	Form 10KSB/A2, 2007-12-31 Page 103
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	CE	Form 10KSB/A2, 2007-12-31 Page 105
99	Framework of Internal Control over financial reporting	CE	Form 10KSB/A2, 2007-12-31 Page 106
100	XBRL-Related Documents		N/A

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

STRATECO RESOURCES INC.

Dated: October 28, 2008

 /s/ Guy Hebert

Name: Guy Hebert

Title: President, Chief Executive Officer and Director

Dated: October 28, 2008

/s/ Pauline Comtois

__________________________________

Name: Pauline Comtois

Title: Chief Financial Officer

Dated: October 28, 2008

/s/ Henri Lanctôt

__________________________________

Name: Henri Lanctôt,

Title: Director and Coprorate Secretary

Dated: October 28, 2008

/s/ Jean-Pierre Lachance

_________________________________

Name: Jean-Pierre Lachance,

Title: Executive Vice-President and Director

Dated: October 28, 2008

/s/ Jean-Guy Masse

__________________________________

Name: Jean-Guy Masse,

Title: Director

Dated: October 28, 2008

/s/ Robert Desjardins

___________________________________

Name: Robert Desjardins,

Title: Director

Dated: October 28, 2008

/s/ Marcel Bergeron

______________________________________

Name: Marcel Bergeron,

Title: Director

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

- 6 6 -

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

- 7 2 -

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

- 7 5 -

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

-7 6 -

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

- 7 8 -

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

(1) There would be no effect on long-term liability (increase by $163, 208 in 2006)

LIST OF EXHIBITS

	Form 10KSB/A2, December 31, 2007	Format	Reference to Pages of Form 10KSB/A2
(4)(2)	Instruments defining the rights of security holders, including indentures in Annexe A to Certificate of incorporation (translation in English)	CE	Page 80
10.1	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 ( French Language version)	CE	Page 82
10.2	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 (English language summary)	CE	Page 87
10.3	Amended Stock Option Plan dated November 7, 2008 ( French Language version) with Summary in English Language	CE	Page 88
10.4	Amended Stock Option Plan dated November 7, 2008 ( English Language summary )	CE	Page 100
23	Consent of expert on technical report, David A. Ross, P.Geo, for Scott Wilson Roscoe Postle Associates Inc.	CE	Page 102
31	Certifications	CE	Page 103
32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.	CE	Page 105
99	Framework of Internal Control over financial reporting	CE	Page 106

STRATECO RESOURCES INC.

ANNEX "A" to the Articles of Incorporation (English translation)

Common Shares

1. The rights, privileges, restrictions and conditions attached to the common shares are as follows:

Dividends

1.1 The registered holders of common shares have the right to receive dividends, throughout the company's financial year, at such time and in such amount as the board of directors may from time to time decide, subject to the rights, privileges, restrictions and conditions attached to any other classes of shares of the company.

Liquidation or Dissolution

1.2 In the event of liquidation or dissolution of the company, whether voluntary or forced, registered holders of common shares shall have the right to receive the remaining assets of the company, once a portion of the company's assets have been distributed to holders of other classes of shares.

Voting Rights

1.3 Registered holders of common shares are entitled to cast one (1) vote per common share held at any meeting of shareholders.

Rank of Common Shares

1.4 The common shares rank i) after the preferred shares with regard to the payment of dividends, and ii) after the preferred shares with regard to the distribution of the company's assets in the event of liquidation or dissolution.

Preferred Shares

2. The rights, privileges, restrictions and conditions attached to the preferred shares issuable in one or more series, as a class, are as follows:

2.1 The preferred shares may, from time to time, be issued in one or more series consisting of such number of shares and with such rights, privileges, restrictions and conditions as may be fixed prior to their issuance by a resolution of the directors of the company, including the amount or rate of preferred dividends, the date or dates and place or places of payment, the redemption or purchase price, any conversion rights and the voting rights, the whole subject to the rights, privileges, restrictions and conditions applicable to the preferred shares as a class.

2.2 The registered holders of any class of preferred shares shall rank equally among themselves and be entitled to preference over the common shares and any other shares of the company ranking junior to the preferred shares with respect to the payment of the dividends and the distribution of assets or return on capital in the event of liquidation or dissolution of the company, whether voluntary or involuntary, or other return on capital. When any dividends or amounts payable on a return of capital attached to a series of preferred shares are not paid in full, the preferred shares of all series shall participate on a pro rata basis in respect of return on capital and cumulative dividends.

2.3 Under Section 2.1, all series of preferred shares may also be assigned any other rights not incompatible with these articles with respect to other shares of the company ranking junior to the preferred shares.

Exhibit 10.1 Amended Services Contract Agreement (French Version)

ENTENTE DE SERVICES INTERVENUE

EN LA VILLE DE BOUCHERVILLE LE IERAOÛT 2005 TELLE QU'AMENDÉE LE 1ER AVRIL 2007

ENTRE:

RESSOURCES STRATECO INC., une compagnie ayant sa principale place d'affaires au 1225, rue Gay-Lussac, Boucherville, Québec, J4B 7K1

(ci-après nommée "Strateco")

PARTIE DE PREMIÈRE PART

BBH GÉO-MANAGEMENT INC., une compagnie ayant sa principale place d'affaires au 1225, rue Gay-Lussac, Boucherville, Québec, J4B 7K1

(ci-après "Géo-Management") PARTIE DE SECONDE PART

ATTENDU QUE Strateco doit effectuer des travaux d'exploration minière;

ATTENDU QUE Strateco désire renouveler pour une période de trois ans telle qu'amendée aux présentes l'entente de services avec Géo-Management pour la gestion de ses affaires;

ATTENDU QUE Géo-Management consent à offrir des services financiers, administratifs et techniques à Strateco selon les conditions et termes ci-après établis.

IL EST, EN CONSÉQUENCE, CONVENU MUTUELLEMENT ENTRE LES PARTIES AUX PRÉSENTES DE CE QUI SUIT, SAVOIR :

1.

SERVICES

Géo-Management offre les services suivants:

• utilisation des locaux, des équipements de bureau et de bureautique de Géo-Management;

• exécution des travaux reliés aux programmes d'exploration et de développement minier sur les titres miniers de Strateco tels que, sans toutefois se restreindre, la géologie, la géophysique, l'ingénierie, la métallurgie et autres;

•

exécution des travaux administratifs nécessaires à Strateco tels que, sans toutefois se restreindre, les services comptables, la paie, le secrétariat, les relations avec les actionnaires et autres ;

(a)

en ce qui concerne la paie des employés engagés par Géo-Management pour rendre les services et exécuter les travaux pour Strateco, Géo-Management sera le seul employeur désigné pour prélever les déductions à la source sur les salaires des employés selon les lois et règlements fédéraux et provinciaux à l'exclusion explicite de la responsabilité de Strateco à cet effet.

•

recherche de projets et du financement nécessaire à la réalisation des objectifs de Strateco.

•

maintien des titres miniers de Strateco. Il est toutefois entendu que Géo-Management ne pourra être tenue responsable de pertes, poursuites ou dommages relatifs à cette gestion des titres miniers.

2.

FRAIS, HONORAIRES ET DÉBOURSÉS

Strateco devra rémunérer Géo-Management pour tous les services rendus selon ce contrat et ce, de la façon suivante:

2.1

Frais fixes

Utilisation des locaux et des équipements de bureau à compter du ler  août 2005 jusqu'au 31 juillet 2008 avec une charge fixe de 3 200 $ par mois pour la première année qui sera révisée annuellement.

2.2

Honoraires

Taux d'imputation des honoraires à compter du ler avril 2007.

Facturation à Ressources Strateco inc. du taux horaire multiplié par 1.85 de chaque salarié de BBH Géo-Management Inc. pour chaque jour travaillé.

Les honoraires seront facturés bi-mensuellement à compter du 1er août 2005.

2.3

Allocations automobiles

•

Utilisation d'une automobile personnelle 0,40 $ / kilomètre ;

•

Utilisation d'autres véhicules Voir l'annexe A ;

•

Allocation pour une automobile de 300 $ / mois (incluant les taxes) pour le président de Strateco.

2.4

Déboursés

Location photocopieur 50 $/ mois plus 0,10 $ / copie ;

Les autres déboursés encourus par Géo-Management dans le cadre de ses activités seront remboursés sur présentation de pièces justificatives.

2.5

Frais de gestion

Des frais de gestion de 10 % seront facturés par Géo-Management sur tous les frais liés â des programmes d'exploration ou de développement et 5% de frais de gestion sur les achats. En cas d'une décision de mise en production, les frais de gestion seront renégociés. Aucuns frais de gestion ne seront appliqués aux honoraires du personnel administratif, professionnel, technique et aux employés de Géo-Management.

2.6

Taxes

Les taxes fédérales (TPS) et provinciales (TVQ) sont en sus sauf en ce qui concerne les frais d'utilisation d'une automobile.

2.7

Révision des frais fixes et des honoraires

Les frais fixes et les honoraires seront révisés par les parties le le` août de chaque année du contrat à moins d'entente entre les parties.

3.

CONDITIONS DE PAIEMENT

Le paiement des frais, honoraires et déboursés devra être effectué dans un délai de 15 jours de la date de facturation.

4.

EXCLUSION DE RESPONSABILITÉ

Strateco s'engage à tenir Géo-Management indemne de toute responsabilité civile et contractuelle envers des tiers et à assurer la défense et prendre faits et cause incluant les frais et honoraires judiciaires et extra-judiciaires de Géo-Management contre toute réclamation ou poursuite gouvernementale, administrative, pénale ou civile découlant des services rendus par Géo-Management, ses administrateurs, officiers, représentants, ayant-droits, employés et consultants dans le cadre du présent contrat. A cet effet, Strateco s'engage à souscrire et à maintenir une police d'assurance responsabilité en vigueur pendant la durée du contrat.

5.

VALIDITÉ

Ce contrat sera en vigueur à compter du 1er août 2005 jusqu'au 31 juillet 2008.

EN FOI DE QUOI, NOUS AVONS SIGNÉ CE 1er AVRIL 2007 À BOUCHERVILLE

RESSOURCES STRATECO INC.

BBH GÉO-MANAGEMENT INC.

Guy Hébert, président

ANNEXE A AMENDÉE

TAUX D'IMPUTATION DE LA MAIN D'OEUVRE A COMPTER DU ler AVRIL 2007

Facturation à Ressources Strateco inc. du taux horaire multiplié par 1.85 de chaque salarié de BBH Géo-Management inc. pour chaque jour travaillé.

TAUX D'IMPUTATION DES VÉHICULES A COMPTER DU ler AOUT 2005 (1)

TAUX JOURNALIER (incluant assurances)

Camion

75,00 $ ou 1 800 $/mois

VTT

50,00 $

Motoneige

45,00 $

Les frais reliés à l'utilisation des véhicules sont en sus.

Exhibit 10.2 Summary in English Language of the Contract of services entered between Strateco Resources Inc. and BBH Géo-Management Inc., as Amended April 1, 2007

Resources Strateco Inc. (Strateco) in order to conduct exploration work on its mining properties signed a contract to retain the following services of BBH Géo-Management Inc. (BBH) on July 13, 2000, it has renewed the Agreement on August 1, 2002, August 1, 2005 and amended said Agreement as of April 1, 2007 before to renew it once more on August 1, 2008:

The purposes of this Contract of services are the following:

1.

to rent offices and office equipment;

2.

to execute the exploration and development works on mining properties;

3.

to execute necessary administrative work such as payments, secretarial services, shareholders’ relations and others;

4.

to preserve mining titles;

5.

the parties agreed that BBH could no be held liable for losses, pursuits or damages related to that management .

Strateco agreed to pay the following to BBH:

As amended on April 1, 2007, the Contract of Services provides for fixed fees for the rent of offices and equipment from August 1, 2005 to July 31, 2008 in the amount of $3,200 CAN per month the first year, this amount may be reviewed on an annual basis. Fees for the personal of administration, geological consultants, accounting personal, legal services and other personal provided by BBH to render services to Strateco, are to be paid twice a month by Strateco at the hourly rate of salary paid by BBH multiplied by 1.85 for each day worked. The Contract of services also provides fees for the use of vehicles required for exploration and location and use of photocopy equipment. Management fees of 10% are charged to Strateco on the costs of exploration work or development and applicable taxes and management fees of 5 % on the purchases. These costs and fees are to be revised by the parties in the case where Strateco would enter into production.

No management fees are charged on fees of personal.  BBH also bills Strateco an amount of $300 per month for use of a BBH vehicle by the president of Strateco. Schedule A of the agreement provides for a daily maximum rate for a mining engineer, a drawing technician on computer, a senior technician, a junior technician, day workers and a secretary. The daily fixed rate of location for a truck, a snowmobile and an all terrain vehicle are also fixed in Schedule A of the agreement. The agreement provides that the costs related to the use of these vehicles are however not covered in that fixed rate. These fees are payable by Strateco to BBH.

This contract expires on July 31, 2008 (1)

(1)

This agreement has been renewed on July 31. 2008 for another period of three years until July 31, 2011.  It has been modified upon renewal to provide for reduced management fees from 10 % to 5% for explorations works conducted on the Matoush Project only and to maintain management fees to 10 % for exploration works on all other properties. Schedule A has been removed but its terms have been incorporated n the Agreement. One of the main modifications of this renewed agreement is the increase of the rent from $3,200 to $5,200 since Strateco has almost doubled the space occupied for its offices as of July 2008. Copy of this renewed agreement shall be provided with Form 10-Q for the period ending September 30, 2008.

10.3 Amended Stock Option Plan dated November 8, 2008 (French language version)

RESSOURCES STRATECO INC.

RÉGIME D’OPTIONS D’ACHAT D’ACTIONS

Le 8 novembre 2007

TABLE DES MATIÈRES

ARTICLE 1 DÉFINITIONS ET INTERPRÉTATION

90

1.1

Définitions

90

1.2

Lois applicables

91

1.3

Rubriques

91

ARTICLE 2 OBJECTIFS ET PARTICIPATION

92

2.1

Objectifs

92

2.2

Participation

92

2.3

Avis concernant les attributions

93

2.4

Exemplaires du texte du régime

93

2.5

Limitation

93

ARTICLE 3 MODALITÉS DES OPTIONS

93

3.1

Émission des actions par le conseil d'administration

93

3.2

Nombre d'actions

93

3.3

Durée des options

94

3.4

Fin des options

94

3.5

Prix de levée

94

3.6

Cession des options

94

3.7

Rajustements

95

ARTICLE 4 LEVÉE DES OPTIONS

95

4.1

Levée des options

95

4.2

Émission d'actions

95

4.3

Conditions relatives à l'émission

95

ARTICLE 5 ADMINISTRATION

96

5.1

Administration

96

5.2

Interprétation

96

ARTICLE 6 MODIFICATION ET FIN DU RÉGIME

96

6.1

Modifications

96

6.2

Levée d'options par anticipation

97

6.3

Fin du régime

97

ARTICLE 7 ENTENTE

97

RESSOURCES STRATECO INC.

RÉGIME D'OPTIONS D'ACHAT D'ACTIONS

ARTICLE 1

DÉFINITIONS ET INTERPRÉTATION

1.1

Définitions

Les expressions suivantes, comme elles sont utilisées aux présentes, ont le sens qui leur est donné ci-après à moins que le contexte ou le sujet ne s'y oppose.

1.1.1

Par action ou actions, on entend, selon le cas, une ou plusieurs actions ordinaires du capital-actions de la société.

1.1.2

Par avis de levée, on entend l'avis relatif à la levée d'une option, selon le libellé de l'annexe B jointe aux présentes, dûment signé par le porteur d'options.

1.1.3

Par bénéficiaire, on entend un administrateur de la société, un membre de la direction de la société, un employé, un consultant, un fournisseur de services ou un employé du fournisseur de services auxquels le conseil d’administration peut accorder des options à l’occasion en vertu du régime.

1.1.4

Par certificat d'option, on entend le certificat représentant une option, selon le libellé de l'annexe A jointe aux présentes.

1.1.5

Par conseil d'administration, on entend le conseil d'administration de la société.

1.1.6

Par date d'attribution, on entend la date à laquelle le conseil d'administration attribue à une personne une option en particulier.

1.1.7

Par date d'échéance, on entend la date fixée conformément au paragraphe 3.3 et après laquelle une option en particulier ne peut être levée.

1.1.8

Par fournisseur de services, on entend une personne physique ou morale dont la société retient les services pendant une durée initiale de 12 mois ou plus qui peut être renouvelée ou prolongée.

1.1.9

Par option ou options, on entend, selon le cas, une option ou des options attribuées en vertu du régime pour acquérir des actions.

1.1.10

Par période de levée, on entend la période pendant laquelle une option en particulier peut être levée. Cette période est comprise entre la date d'attribution, inclusivement, à condition que toutes les approbations des autorités de réglementation aient été obtenues, et la date d'échéance, inclusivement.

1.1.11

Par porteur d'options, on entend un bénéficiaire qui détient une option non levée et non échue ou, le cas échéant, le représentant personnel de cette personne.

1.1.12

Par prix de levée, on entend le prix auquel une option peut être levée, comme il est fixé conformément au paragraphe 3.5.

1.1.13

Par prix du marché, on entend le cours moyen pondéré en fonction du volume des titres inscrits, soit le quotient obtenu en divisant la valeur totale par le volume total des actions négociées à la Bourse de Toronto pendant les cinq jours qui précèdent l’octroi de l’option tel que plus amplement précisé à la Partie I – du Guide à l’intention des sociétés de la Bourse de Toronto.

1.1.14

Par régime, on entend le présent régime d'options d'achat d'actions.

1.1.15

Par représentant personnel, on entend (i) dans le cas d'un porteur d'options décédé, le liquidateur successoral ou l'administrateur judiciaire du défunt dûment nommé par un tribunal ou un organisme public ayant compétence pour agir ainsi; et (ii) dans le cas d'un porteur d'options qui, pour quelque raison que ce soit, n'est pas en mesure de gérer ses affaires, la personne habilitée par la loi à agir pour le compte de ce porteur d'options.

1.1.16

Par société, on entend Ressources Strateco inc., ses filiales en propriété exclusive et toute société par actions sur laquelle elle exerce un contrôle au sens de la Loi sur les sociétés canadiennes par actions.

1.2

Lois applicables

Le régime est créé en vertu des lois en vigueur dans la province de Québec et des politiques de la Bourse de Toronto et ses dispositions sont interprétées conformément à celles-ci.

1.3

Rubriques

Les rubriques aux présentes ne servent qu'à faciliter la lecture du texte du régime et ne doivent pas toucher son interprétation.

ARTICLE 2

OBJECTIFS ET PARTICIPATION

2.1

Objectifs

Le régime a été conçu afin que, grâce aux actions, la société dispose d'un moyen pour conserver motiver et récompenser des bénéficiaires auxquels le conseil d'administration peut accorder des options à l'occasion en vertu du régime en raison des efforts qu'ils ont déployés afin d'atteindre les objectifs de la société et pour permettre à ceux-ci d'acquérir des actions à titre de placement et les inciter à agir ainsi.

2.2

Participation

À l'occasion, le conseil d'administration, à son gré, désignera les bénéficiaires qui se verront attribuer des options le cas échéant, fixera le nombre d'actions à l'égard duquel chacune des options peut être levée et les modalités des options qui seront attribuées et attribuera les options conformément à ces décisions. L'attribution d'une option à un bénéficiaire, en tout temps, ne donnera pas le droit à l'une de ces personnes ni n'empêchera l'une de celles-ci de recevoir une option par la suite.

2.3

Avis concernant les attributions

Après que le conseil d'administration a approuvé l'attribution d'une option, le président ou un autre membre du conseil d'administration désigné à cette fin, doit aviser le porteur d’options, par écrit de l'attribution et doit inclure, avec l'avis, le certificat d'option représentant l'option ainsi attribuée.

2.4

Exemplaires du texte du régime

Chaque porteur d’options recevra, en même temps que l'avis selon lequel une option lui est attribuée, deux exemplaires du texte du régime et il doit, dans un délai de 10 jours suivant la réception des exemplaires, signer et retourner au conseil d'administration un des exemplaires. Le conseil d'administration doit rapidement fournir deux exemplaires de toute modification apportée au régime à chaque porteur d'options, qui doit, dans un délai de 10 jours, signer un exemplaire de la modification et la retourner au conseil d'administration.

2.5

Limitation

Le régime ne donne pas aux porteurs d'options le droit d'agir à titre de membre de la direction ou d'administrateur de la société ou de continuer d'agir ainsi, ni le droit d'être un employé de la société ou de continuer d’être un employé de celle-ci, ni le droit d’être un consultant ou un fournisseur de services, ou de continuer d'être dans cette fonction, ni ne crée une obligation de leur part à l'une ou l'autre de ces fins.

Le régime n'accorde aucun droit au porteur d'options à titre d'actionnaire de la société relativement aux actions assujetties à des options avant que le porteur d'options n’ait exercé ses options ou une partie de celles-ci et qu'il n’ait été inscrit à titre d'actionnaire de la société. Seul le conseil d'administration, à son gré, prend des décisions en ce qui concerne l'attribution d'options. Le régime ne doit en aucun cas créer d'entraves, de limites, d'obligations, de restrictions ou de contraintes pour le conseil d'administration en ce qui a trait à l'attribution ou à l'émission d'actions ou de tout autre titre de la société, sauf comme il est précisé dans le régime.

ARTICLE 3

MODALITÉS DES OPTIONS

3.1

Émission des actions par le conseil d'administration

Le nombre d’actions pouvant être émises à des porteurs d'options lors de la levée de tout option doit être autorisé par le conseil d'administration.

3.2

Nombre d'actions

3.2.1

Le nombre d’actions pouvant être émises lors de la levée des options ne peut être supérieur à 10 654 586 actions, sous réserve des rajustements prévus en vertu du paragraphe 3.7.  Les actions visées par des options qui ont expiré ou ont été annulées sans avoir été levées pourront être visées par toute attribution subséquente d’options aux termes du régime.

3.2.2

Le nombre d’actions réservées en vertu du régime à des fins d’émission pour rencontrer les levées d’options ne doit pas excéder le pourcentage ci-dessous prévu des actions émises et en circulation de la société, soit :

i)

5% dans le cas d’une personne;

ii)

le nombre d’actions pouvant être émis à des initiés, à tout moment, aux termes de tous les mécanismes de rémunération en titres ne peut excéder 10% du total des actions émises et en circulation de la société; et

ii)

le nombre d’actions émis à des initiés au cours de toute période de douze moisi aux termes de tous les mécanismes de rémunération en titre ne peut excéder 10% du total des actions émises et en circulation.

3.3

Durée des options

Sous réserve des paragraphes 3.4 et 6.2, la date d'échéance d'une option correspond à la date fixée par le conseil d'administration au moment où l'option en particulier est attribuée, à condition que cette date ne dépasse pas le cinquième anniversaire de la date d'attribution de l'option.

3.4

Fin des options

Les porteurs d'options peuvent exercer une option en totalité ou en partie, en tout temps ou à l'occasion, pendant la période de levée, sauf que, concernant la levée d'une partie d'une option, le conseil d'administration puisse, en tout temps et à l'occasion, fixer le nombre minimum d'actions à l'égard duquel un porteur d'options peut lever une partie de l'option qu'il détient. Toutes les options ou les parties d'options qui ne sont pas levées pendant la période de levée prennent fin et deviennent nulles et sans effet le jour suivant la date d'échéance. La date d'échéance d'une option correspond à l'une ou l'autre des dates suivantes, selon la première à survenir, soit la date fixée par le conseil d'administration au moment de l'attribution de l'option ou la date établie aux alinéas (a) à (d) ci-après :

(a)

Décès ─ Au moment du décès d'un porteur d'options, alors les options qui lui avaient été attribuées, ou le reste de celles-ci, peuvent être levées par son représentant personnel. Les options doivent être levées au plus tard à l'un ou l'autre des moments suivants, selon le premier à survenir, soit (i) la date d'échéance des options ou (ii) l'échéance d'une période d’un an suivant le  décès du porteur d'options.

(b)

Retraite anticipée, démission ou cessation d'emploi ─ Au moment de la retraite anticipée, de la démission, de la cessation d'emploi ou de la fin des fonctions d'un porteur d'options pour une raison autre qu'un décès ou un motif valable, la date d'échéance d'une option que le porteur d'options détenait est réputée correspondre à la date d'échéance indiquée sur le certificat d'option du porteur d'options ou à une date tombant 90 jours suivant la cessation d'emploi ou suivant le moment où il a cessé d'occuper un poste ou d'exercer des fonctions, selon la plus rapprochée des deux dates.

La date d’échéance des options octroyées à un  consultant ou un fournisseur de services est réputée correspondre à la date d’échéance indiquée sur le certificat d’options ou à une date tombant 90 jours suivant le moment où le consultant ou le fournisseur de services cessent de fournir de tels services, selon la plus rapprochée des deux dates.

Les options non levées après les dates indiquées en (a) et en (b) qui précèdent sont nulles et sans effet.

Malgré les paragraphes (a) et (b) qui précèdent, le conseil d'administration peut, à son gré, au moyen d'un préavis envoyé à un porteur d'options ou à son représentant personnel, permettre qu'une option ou qu'une partie de celle-ci demeure valable et en vigueur, et peut établir que la date d'échéance d'une option ou d'une partie de celle-ci que le porteur d'options détient, sera réputée correspondre à la date du décès, de la retraite, de la démission ou de la cessation d'emploi, ou à une date suivant un de ces cas.

(c)

Cessation d'emploi motivée ─ Lors de la cessation d'emploi motivée d'un porteur d'options, la date d'échéance d'une option correspond à la date à laquelle la société donne un avis au porteur d'options de la cessation de son emploi.

(d)

Discrétion du conseil d'administration ─ Sous réserve des dispositions du paragraphe 6.1 le conseil d'administration peut, en tout temps ou à l'occasion, avec le consentement d'un porteur d'options, devancer ou repousser la date d'échéance d'une option ou d'une partie de celle-ci que le porteur d'options détient, s'il détermine, à son gré, que cette mesure est justifiée dans les circonstances, et à condition que la date d'échéance d'une option ne dépasse pas le cinquième anniversaire de la date d'attribution.

3.5

Prix de levée

3.5.1

Aucune contrepartie n'est payable à l'égard de l'attribution d'une option.

3.5.2

Au moment de l'attribution d'une option, le conseil d'administration fixe le prix auquel un porteur d'options peut acheter une action lors de la levée de son option, lequel prix ne doit pas être inférieur au prix du marché;

3.6

Cession des options

Les options ne peuvent être cédées ni transférées. Toutefois, le représentant personnel d'un porteur d'options peut, dans la mesure permise au paragraphe 4.1, lever les options pendant la période de levée.

3.7

Rajustements

3.7.1

Avant la levée intégrale d'une option, si un dividende-actions est versé à l'égard des actions ou si les actions sont regroupées, divisées, converties, échangées ou re-désignées ou si elles sont de quelque façon remplacées (collectivement appelés l'événement), l'option, dans la mesure où elle n'a pas été levée, donne droit à son porteur, lorsqu'il lève celle-ci conformément à ses modalités, au nombre et au type d'actions, d'autres titres ou de biens auxquels il aurait eu droit en conséquence de l'événement s'il s'était avéré le propriétaire des actions assujetties à la partie non levée de l'option au moment où l'événement s'est produit, et le prix de levée de l'option est le même que si les actions de la société initialement visées par l'option étaient achetées en vertu des présentes.

3.7.2

Aucune fraction d'actions ne doit être émise lors de la levée des options et, par conséquent, si par suite d'un événement, un porteur d'options a droit à une fraction d'actions, il n'aura le droit d'acheter que le prochain nombre entier inférieur d'actions et aucun paiement ni aucun autre rajustement ne sera effectué concernant la participation en fraction dont il n'est pas tenu compte. Lorsqu'un événement se produit, le nombre d'actions que le conseil d'administration a autorisé aux fins du régime, comme il est indiqué au paragraphe 3.2, et le prix de levée doivent être rajustés de façon appropriée.

ARTICLE 4

LEVÉE DES OPTIONS

4.1

Levée des options

Seul le porteur d'options ou son représentant personnel peut lever une option. Un porteur d'options ou son représentant personnel peut lever une option en totalité ou en partie en tout temps ou à l'occasion pendant la période de levée, en remettant au conseil d'administration un avis de levée, le certificat d'option applicable et un chèque certifié ou une traite bancaire payable à Ressources Strateco inc. dont le montant correspond au prix de levée global des actions qui sont achetées en vertu de la levée de l'option.

4.2

Émission d'actions

Aussitôt que possible après la réception de l'avis de levée, le conseil d'administration doit faire en sorte qu'un certificat pour les actions ainsi achetées soit livré au porteur d'options. Si le nombre d'actions ainsi acheté est inférieur au nombre d'actions représenté par le certificat d'option remis, le conseil d'administration doit inscrire une note sur celui-ci indiquant le nombre d'actions à l'égard duquel l'option a été levée et doit renvoyer le certificat d'option au porteur d'options en même temps que le certificat d'actions mentionné précédemment.

4.3

Conditions relatives à l'émission

L'émission d'actions par la société en vertu de la levée d'une option est assujettie au respect des lois, règles et règlements de toutes les autorités et de tous les organismes publics applicables en ce qui concerne l'émission et le placement des actions et aux exigences concernant l'inscription des actions à toute bourse à la cote de laquelle elles peuvent être inscrites. Le porteur d'options convient de se conformer à l'ensemble de ces lois, règles et règlements, de fournir à la société les renseignements, les rapports ou les engagements nécessaires pour se conformer à ces lois, règles et règlements et de collaborer pleinement avec la société aux fins de cette conformité.

ARTICLE 5

ADMINISTRATION

5.1

Administration

L'administration du régime relève du conseil d'administration. Celui-ci peut établir, modifier et abolir, en tout temps et à l'occasion, les règlements qui sont conformes au régime, selon ce qu'il juge nécessaire ou souhaitable pour l'administration et le fonctionnement appropriés du régime, et ces règlements font partie du régime. Le conseil d'administration peut déléguer à un administrateur, un membre de la direction ou un employé de la société des fonctions et des pouvoirs administratifs, selon ce qu'il juge à propos.

5.2

Interprétation

L'interprétation que le conseil d'administration fait d'une disposition du régime et ses décisions aux termes de celui-ci sont finales et concluantes et ne peuvent faire l'objet d'aucun différend de la part d'un porteur d'options. Aucun membre du conseil d'administration ni aucune personne agissant en vertu des pouvoirs que celui-ci lui a délégués en vertu des présentes n'est responsable des mesures ou des décisions relatives au régime qui ont été prises de bonne foi et chaque membre du conseil d'administration et chacune de ces personnes a le droit d'être indemnisé à l'égard des mesures ou des décisions de la façon prévue par la société.

ARTICLE 6

MODIFICATION ET FIN DU RÉGIME

6.1

Modifications

6.1.1

Le conseil d’administration peut, en tout temps et de temps à autre, modifier ou suspendre le régime ou mettre fin à celui-ci, en totalité ou en partie, ou modifier toute modalité d’une option émise et en cours (y compris le prix de levée, la date à laquelle l’option devient susceptible de levée et la date d’échéance d’une option) étant entendu qu’aucune modification, suspension ou résiliation ne peut être faite sans:

l’obtention de l’approbation des actionnaires de la société, à moins qu’elle ne soit pas requise aux termes de la clause 6.1.2 ou des exigences applicables des organismes de réglementation ou d’une Bourse;

l’obtention de toute approbation requise de tout organisme de réglementation ou de toute Bourse applicable;

dans le cas d’options émises et en cours, l’obtention du consentement ou, sous réserve de l’approbation des organismes de réglementation, du consentement réputé du porteur d’options visé dans le cas où la modification porte atteinte de façon importante aux droits du porteur d’options.

6.1.2

L’approbation des actionnaires n’est pas requise en ce qui concerne les modifications suivantes, tant que la modification est conforme aux exigences applicables de la réglementation:

le changement de l’admissibilité à la participation au régime et des limites à la participation au régime;

la modification des périodes mentionnées dans le paragraphe 3.4 au cours desquelles les options peuvent être levées, sous réserve, selon le cas, (i) la date d’échéance a lieu au plus tard au cinquième anniversaire de la date d’attribution, et (ii) la prolongation ne peut être supérieure à trois ans après la date d’échéance initiale pour tout porteur d’options;

le changement des modalités selon lesquelles les options peuvent être octroyées et levées, y compris les dispositions concernant le prix de levée, la date à laquelle une option devient susceptible de levée, la date d’échéance, le droit de céder une option et les ajustements qui doivent être faits en vertu du paragraphe 3.7;

l’ajout de dispositions au régime, ou toute suppression ou modification des dispositions qui sont nécessaires pour respecter les lois ou les exigences applicables de tout organisme de réglementation ou de toute Bourse applicable;

la correction de toute ambiguïté, disposition imparfaite, erreur ou omission dans le régime; et les changements des dispositions liées à l’administration du régime;

à moins que toute modification apportée au régime ne réduise le prix de levée d’une option émise et en cours, n’entraîne une dilution importante ou déraisonnable des actions en circulation ou ne donne des avantages supplémentaires importants aux initiés, auquel cas l’approbation des actionnaires de la société doit être obtenue.  De plus, dans le cas où une modification réduirait le prix de levée de toute option en cours détenue par un initié ou reporterait la date d’échéance des options détenues par les initiés au-delà des périodes de levée prévues par le régime ou prévues par le certificat d’options applicable, l’approbation des actionnaires de la société, sauf les initiés visés, doit être obtenue.

6.2

Levée d'options par anticipation

Malgré toute disposition à l'effet contraire dans le régime ou dans les modalités d’acquisition des options spécifiées au moment de l’octroi des options, si la société et une autre compagnie ou société par actions (sauf une filiale en propriété exclusive) ont l'intention de fusionner ou si la société a l’intention de procéder à sa liquidation ou à sa dissolution volontaire ou forcée, ou si une offre est faite visant l'achat de la totalité ou d'une partie des actions en circulation de la société, alors le conseil d'administration peut, en donnant un avis écrit à cet effet à chaque porteur d'options, permettre la levée d'options dans un délai de trente (30) jours suivant la date de l'avis écrit et prévoir qu'à l'échéance de la période de trente (30) jours tous les droits des porteurs d'options visant à lever des options non encore levées prendront immédiatement fin.

6.3

Fin du régime

Le conseil d'administration peut mettre fin au régime, en tout temps, à condition que la fin ne porte pas atteinte aux droits de tout porteur d'options en vertu de toute option ni ne modifie les modalités de toute option qui a été accordée à celui-ci avant la date de cette fin et, malgré cette fin, la société, les options et les porteurs d'options continueront d'être assujettis aux dispositions du régime.

ARTICLE 7

ENTENTE

Ressources Strateco inc. et chaque porteur d'options sont liés par les modalités du régime, et la signature d'un exemplaire du texte du régime ainsi que la livraison de celui-ci par un porteur d'options au conseil d'administration en vertu du paragraphe 2.4 constituent l'entente entre la société et le porteur d'options ainsi lié.

En date du 9 mai 2000 et amendé le 3 octobre 2000, le 20 juin 2001 et le 26 avril 2004, le 27 mars 2007, le 12 juin 2007 et le 8 novembre 2007.

RESSOURCES STRATECO INC. ____________________________________ Guy Hébert Président et chef de la direction

Par les présentes, le soussigné accuse réception d'un exemplaire du texte du régime et accepte d'être lié par ses dispositions et par toute modification qui y sera apportée dans la mesure où elle s'applique à l'occasion.

En date du _________________ 200__.

_________________________________

ANNEXE A

RESSOURCES STRATECO INC.

RÉGIME D’OPTIONS D’ACHAT D’ACTIONS

CERTIFICAT D’OPTION

Le présent certificat est délivré en vertu des dispositions du régime d'options d'achat d'actions de Ressources Strateco inc. (le régime) et atteste que _____________________ est le porteur d'une option visant l'achat à Ressources Strateco inc. de _________________ actions ordinaires (les actions) du capital-actions de Ressources Strateco inc., en contrepartie d'un prix d'achat de _______ $ l'action. Sous réserve des dispositions du régime:

La présente option peut être levée :

(i)          à compter du ____________ 200  ˜   pour ______________ actions;

(ii)         à compter du ____________ 200  ˜   pour ______________ actions;

(iii)        à compter du ____________ 200  ˜   pour ______________ actions.

La date d'échéance de la présente option est le _________________________.

Le porteur (ou son représentant personnel comme il est prévu dans le régime) peut lever la présente option pendant la période de levée par la livraison d'un avis de levée au conseil d'administration, selon le libellé indiqué à l’annexe B du régime, ainsi que du présent certificat et d'un chèque certifié ou d'une traite bancaire payable à Ressources Strateco inc., dont le montant correspond au total du prix de levée des actions à l'égard desquelles la présente option est levée. Si une partie seulement de la présente option est levée, le conseil d'administration doit inscrire une note sur le présent certificat indiquant la portée de la levée et le présent certificat sera alors renvoyé au porteur.

Le présent certificat, de même que l'option représentée par celui-ci, ne peut être cédé ni n'est négociable et est assujetti à l'ensemble des modalités détaillées contenues dans le régime. Le présent certificat n'est délivré qu'à titre de commodité seulement et, en cas de différend sur toute question ayant trait à celui-ci, les dispositions du régime et les registres de Ressources Strateco inc. l'emporteront.

L'option qui précède a été attribuée le __________ 200__.

RESSOURCES STRATECO INC. Par : ______________________________ No du certificat d’option : _______________

ANNEXE B

RESSOURCES STRATECO INC.

RÉGIME D'OPTIONS D’ACHAT D'ACTIONS

AVIS DE LEVÉE

À l'intention du conseil d'administration

Ressources Strateco inc.

Régime d'options d'achat d'actions

Par les présentes, le soussigné donne, en vertu du régime d'options d'achat d'actions de Ressources Strateco inc. (le régime), un avis irrévocable concernant la levée de l'option visant l'acquisition des actions suivantes et, par les présentes, souscrit (supprimer les éléments qui ne s'appliquent pas):

(a)

toutes les actions; ou

(b)

__________ actions,

qui sont assujetties au certificat d'option joint aux présentes.

Le soussigné remet, avec le présent avis, un chèque certifié ou une traite bancaire payable à Ressources Strateco inc., dont le montant correspond au total du prix de levée des actions souscrites précédemment et demande à Ressources Strateco inc. de délivrer un certificat d'actions représentant les actions inscrites au nom du soussigné.

EN DATE du _______________________200___.

Témoin :__________________________________

Témoin : ____________________________	___________________________________ (Signature du porteur d'options)
(Nom du porteur d’options en caractères d’imprimerie)

Exhibit 10.3 Summary in English Language of the Stock Options Plan of Strateco Resources Inc.

Strateco Resources Inc. (the "Company") has a stock options plan for officers, directors and employees approved by the shareholders and the regulatory authorities.  A total of 10,654,586 common shares have been reserved for options. The maximum number of options that can be granted to a participant cannot exceed 5% of the issued and outstanding common shares. The exercise price of the options cannot be lower than the Market Price as determined by the volume weighted average price on the Exchange for five trading days prior to the time of granting.  The options must expire no later than five years after the date the options were granted.

The expiry date for the options is fixed by the Board of Directors and can be terminated according to specific delays foreseen in the plan if the employee or employee of a service provider, a consultant, a director or an officer dies, resigns, or ceases to be employed by the Company or a service provider of the Company. If the options are not exercised before this expiry date, they are annulled and returned in the reserve. If they are exercised, they are reduced from the reserve.

The options to purchase shares are not transferable or assignable.

Main amendments to the Stock Option Plan in May 2007 approved by the shareholders at the Annual and Special Meeting of June 2007.

The Directors of the Company have adopted more detailed amending provisions designed to distinguish plan amendments that do, and those that do not, require shareholder approval.

The following is a detailed summary of the new amending provisions included in the stock option plan (the “Plan”):

The board of directors may, at any time and from time to time, amend, suspend or terminate the Plan, in whole or in part, or amend any term of any issued and outstanding option (including, without limitation, the price at which Shares may be purchased under the Plan, the vesting and the expiry date of outstanding Option) provided that no such amendment, suspension or termination may be made without:

•

obtaining approval of the shareholders of the Company, unless not required pursuant to Section 6.1(b) of the Plan or applicable regulatory authority or stock exchange requirements;

•

obtaining any required approval of any applicable regulatory authority or stock exchange;

•

in the case of issued and outstanding Options, obtaining the consent or, subject to regulatory approval, the deemed consent of the concerned Option Holder in the event that the amendment materially prejudices the Option Holder’s rights.

Shareholder approval is not required with respect to the following amendments, in as much as the amendment is in accordance with applicable regulatory requirements:

•

changing the eligibility for, and limitations on, participation in the Plan;

•

modifying the period referred to in Section 3.4 of the Plan during which Options may be exercised, subject to, as the case may be, (i) the Expiry Date occurring on or before the fifth anniversary of the Award Date, and (ii) a maximum extension of three years beyond the initial Expiry Date for any Option Holder;

•

changing the terms on which Options may be awarded and exercised including the provisions relating to the Exercise Price, the date on which an Option becomes exercisable, the Expiry Date, the right to assign an Option and the adjustments to be made pursuant to Section 3.7;

•

Making any addition to, deletion from or alteration to the provisions of the Plan that are necessary to comply with applicable law or the requirements of any applicable regulatory authority or stock exchange;

•

correcting or rectifying any ambiguity, defective provision, error or omission in the Plan; and

•

changing the provisions relating to the administration of the Plan;

•

unless any amendment made to the Plan would reduce the Exercise Price of an issued and outstanding Option, lead to a significant or unreasonable dilution of the outstanding Shares or provide additional material benefits to insiders, in which case approval of the shareholders of the Company must be obtained.  In addition, if an amendment would reduce the Exercise Price of any outstanding Option held by an insider or would extend the Expiry Date of Options held by insiders beyond the exercise periods contemplated under the Plan or provided on the relevant Option Certificate, approval of the shareholders of the Company, other than the relevant insiders, must be obtained.

Main amendments to the Stock Option Plan adopted by the Board of Directors and approved by regulatory authorities in November 2007

•

The definition of the "beneficiary" was modified to change the denomination "an employee of a management company" for the denomination "an employee of a service provider", and "Management Company" by "Service Provider" as cited in the Toronto Stock Exchange rule book and policies.

•

The definition of "service provider" was modified to define a physical person or a moral person from whom the Company retains services within an initial period of 12 months or more;

•

A definition of the "strike price" specifying that it cannot be lower than the Market Price;

•

The following definition was added: “the Market Price is based on the Value Weighted Average Price (VWAP) which corresponds to the volume weighted average trading price of the listed securities, calculated by dividing the total value by the total volume of securities traded on the Toronto Stock Exchange for a period of 5 trading days immediately preceding the option grant;”

•

The expiry date of the options due to termination of employment, to resignation or to retiring is modified from 60 days to 90 days to be in conformity with the signed employee of a service provider contracts;

•

The Board has the discretion to advance or push back the expiry date if they determine that this measure is justified under reserve of the modalities of modifications of options specified in section 6.1 provided that the modification doesn’t go beyond the 5th anniversary of the grant.

Scott Wilson Roscoe Postle Associates Inc.

Suite 501, 55 University Avenue, Toronto, ON M5J 2H7 T (416) 947-0907 F (416) 947-0395 www.scottwilson.com

DAVID A. ROSS

CONSENT OF QUALIFIED PERSON

United States

Securities and Exchange Commission Washington, D.C. 20549

Re: Strateco Resources Inc.

I, David A. Ross, P.Geo., of Scott Wilson Roscoe Postle Associates Inc. (Scott Wilson RPA), am an author of a report entitled “Technical Report on the Matoush Uranium Project, Central Quebec, Canada”, prepared by Scott Wilson RPA for Strateco Resources Inc. and dated September 27, 2007 (the Report). I do hereby consent to the use of Scott Wilson RPA’s name in connection with the Report and the summary of, or the extracts from, the Report in Form 10KSB for the period ended December 31, 2007, being filed with the United States Securities and Exchange Commission.

I also confirm that I have read the written disclosure being filed and that it fairly and accurately represents the information in the Report that supports the disclosure in Form 10KSB.

Dated this 10th day of September, 2008

Scott Wilson Roscoe Postle Associates Inc. (Signed)

David A. Ross, P.Geo. Senior Geologist

Email: david.ross@scottwilson.com

Exhibit 31.1

CERTIFICATIONS

I, Guy Hébert, certify that:

1.

I have reviewed this report on Form 10-KSB/A of Strateco Resources Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

As the registrant’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter,( the small business issuer’s fourth fiscal quarter in the case of an annual report), that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer (s) and I, have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions);

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Dated: September 10, 2008

(signed) Guy Hébert

Guy Hébert, President

Strateco Resources Inc.

Exhibit 31.2

CERTIFICATIONS

I, Pauline Comtois, certify that:

1.

I have reviewed this report on Form 10-KSB/A of Strateco Resources Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

As the registrant’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter, (the small business issuer’s fourth fiscal quarter in the case of an annual report), that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer (s) and I , have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions);

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Dated: September 10, 2008

(signed) Pauline Comtois, CGA

Pauline Comtois, CGA

Chief Financial Officer

Strateco Resources Inc.

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Strateco Resources Inc. (the “Company”) on Form 10K-SB/A for the period ending December 31, 2007, which contains the Company’s financial statements audited for the year ended December 31, 2007 and audited for the year ended 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), We, Guy Hébert, President and Chief Executive Officer of the Company and Pauline Comtois, CGA, Chief Financial Officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Report fully complies with the requirements of section 13(a) of 15(d) of the Securities Exchange Act of 1934;

and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 10, 2008

/s/ Guy Hébert

__________________

Guy Hébert

President and Chief Executive Officer

September 10, 2008

(signed) Pauline Comtois, CGA

___________________________

Pauline Comtois, CGA

Chief Financial Officer

Strateco Resources Inc.

Exhibit 99: Internal Control of Purchases and Expenses Cycle

STRATECO RESOURCES INC.

System of Internal Controls

This document describing the system of internal controls established by Strateco Resources Inc. (the “Company”) supports the attached “Acquisition and Expense Cycle” flow chart.

Once the Board of Directors and management have approved an exploration project:

1.

The coordinator transmits the project instructions and specifications to the civil engineer in charge of the project.

2.

The civil engineer prepares purchase orders for all work to be done, materials to be purchased and services required for the project.

3.

The purchase orders are pre-numbered and entered in the “Buzz Saw” system:

-

the number sequence is controlled by the accounting department;

-

each purchase order is in triplicate (supplier, Buzz Saw system and accounting);

4.

Each completed purchase order is sent to the coordinator, who checks it and approves it for issuance.

-

If for any reason whatsoever the purchase order does not match the instructions given, the coordinator sends it back to the civil engineer for correction;

5.

Each purchase order approved by the coordinator is distributed as follows:

-

The original is sent to the subcontractor/supplier;

-

A copy is sent to the project geologist;

-

A copy is sent to the accounting department, which maintains a log of purchase orders;

6.

The civil engineer makes sure that purchase orders are issued for all work and materials required for the project;

7.

The geologist supervises and approves all work performed by subcontractors/service suppliers;

8.

The geologist receives all materials ordered for the project and approves all material receipts;

9.

The geologist checks each receipt and makes sure it matches the purchase order (Buzz Saw System);

10.

The geologist approves the service/work/material receipt and makes sure it matches the purchase order (Buzz Saw);

11.

The subcontractor/supplier invoice received by the secretary-receptionist is sent to the civil engineer;

12.

The civil engineer makes sure the invoice matches the purchase order and the receipt (Buzz Saw);

-

If the civil engineer notices any discrepancies, the invoice is returned to the subcontractor/supplier;

13.

The civil engineer codes each invoice, examines the documents, approves the invoice for payment and submits everything to the accounting department;

14.

The accounting clerk receives the payment request from the civil engineer along with the invoice, and attaches the copy of the purchase order (accounting copy) (hereinafter called the “supporting documentation”);

15.

The accounting clerk makes sure that the coding, prices, quantities, calculations and taxes on the invoice are correct;

16.

The accounting clerk records the invoice in the accounts payable journal and prepares the cheque in accordance with the terms of payment;

-

The cheques are numbered and kept under lock and key, and can only be accessed by the accounting clerk and the accountant;

-

A total of all the invoices recorded in the accounts payable journal is prepared manually and given to the accountant for later auditing purposes when the batch is recorded in the general ledger;

17.

The accounting clerk sends the cheque and supporting documentation to the accountant;

18.

The accountant checks the supporting documentation, the account entered in the general ledger and the cheque, initials the invoice and signs the cheque;

-

If there are any errors or anomalies, the unsigned cheque and supporting documentation are returned to the accounting clerk for investigation/correction;

19.

The accountant sends the cheque bearing the first signature to the second signatory, along with all supporting documentation;

20.

The authorized signatory examines the documents, signs the cheque and returns everything to the accounting clerk;

21.

The accounting clerk mails the cheque directly to the subcontractor/supplier and files a copy of the cheque and any supporting documentation in the “Suppliers” filing cabinet;

22.

The accountant records the data batch in the general ledger and compares the data entry control figures with the data entry total submitted by the accounting clerk;

23.

The accounting clerk checks the statements received from subcontractors/suppliers on a monthly basis, looks into any variances and reports the results to the accountant;

-

The subcontractor/supplier is notified of any corrections made to a statement;

24.

Management and the coordinator analyse any variances between actual and budgeted acquisitions/expenses on a weekly basis;

-

Immediate action is taken should the analysis generate unexpected results;

25.

The accountant checks on a monthly basis to ensure that the chronological list of accounts payable corresponds exactly to the general ledger account;

26.

Every month, the cancelled cheques from the financial institution are sent to the accountant with the bank statement for the month in question;

27.

A bank reconciliation is performed on a monthly basis by the accountant and examined and approved by the treasurer;

Data Security

28.

The accountant backs up all the data on the server onto a compact disk on a daily basis;

29.

The accountant backs up all the data on the server onto a compact disk on a daily basis;

30.

The compact disk is transported and physically stored at a location off the Company’s premises.

Verification and evaluation of Internal Controls

Verification of operations

Signatures of checks

Numerical sequence of checks during the year 2007

Issuance of purchase orders

Verification of billings

Approval of expenses

Distribution of expenses

Confidentiality of documents

Verification of financial information

Analyse of expenses posting in general ledger

Analyse of variances in expenses

Following the chosen sample, we can observe that the internal controls are in place, that the responsible persons accomplished the functions assigned to them, and execute their charges in an efficient and rigorous manner.

Taking in consideration that the number of persons involved is limited, the internal control and process are executed in a manner to provide a reasonable assurance that the material financial information concerning the Company is appropriate.

Pauline Comtois, CGA

Chief Financial Officer