Form 10-Q
period 2008-09-30
STRATECO RESOURCES INC
filed 2008-11-07
CIK 1178672

OMB APPROVAL

SEC 1296 (02-08) OMB Number: 3235-0070 Expires: November 30, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission File Number: 0-49942
STRATECO RESOURCES INC
(Exact name of issuer as specified in its charter)
Québec, Canada	N/A

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.) or organization

1225, Gay-Lussac Street, Boucherville, Québec, Canada J4B 7K1, (450) 641-0775
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

119,266,432 Common shares

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending September 30, 2008 for the following reasons:

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

The Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, did not identify any change in the issuer’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of §240.13a-15 or 240.15d-15 of this chapter that occurred during the issuer’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of  September 30, 2008, there is no legal proceeding to report.

Item 1A. Risk factors

For the period between July 1, 2008 and September 30, 2008, the Company does not have any material change to report from risk factors as previously disclosed in the Company’s Form 10-KSB/A for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds –In Canadian dollars

a)

The Company has issued 25,000 common shares at the price of $0.38 per share for a total amount of $9,500 during the period for exercise of stock options pursuant to the stock option plan by an employee of a management company that provided services to the Company.

The Company did not realize any public or private placement during the period.

Grant of stock options to employees of a management company and one consultant.

During the reporting period, the Board of directors has granted pursuant to the stock option plan a total of 175,000 stock options to seven employees of a management company and one consultant of the Company. The exercise price for the stock options was fixed at $2.04 per share, representing an exercise price superior to the averaged balanced price of one share for the last 5 days of trading preceding the date of grant, on the TSX.

Exploration and use of proceeds

Exploration Activities

Exploration work for the interim period, from July 1 to September 30, 2008, took place primarily on the Matoush, Apple and Pacific Bay-Matoush properties.

The Matoush project, 300 km north of Chibougamau in the Otish Mountains, remains the Company’s priority in the pursuit of its goal of becoming the first Québec’s company to advance an uranium exploration project to the underground exploration stage.

The technical data for the Matoush project is based on a technical report dated September 16, 2008 that complies with Canadian National Instrument 43-101 on standards of disclosure for mineral projects (“NI 43-101”) prepared and revised by R. Barry Cook, P. Eng. And David A. Ross, M.Sc., P.Geo., of Scott Wilson Roscoe Postle & Associates (“Scott Wilson RPA”), designed as qualified persons under NI 43-101. All other technical data contained in this quarterly report has been revised by Mr. Jean-Pierre Lachance, BSc Geo., Executive Vice-President of the Company, also designed as a qualified person.

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

In the following text covering in details exploration works on the Company’s properties, the letter “e” in “eU3O8” represents the estimated or equivalent value of U3O8 as determined by downhole calibrated geophysical probing. Further information on the various technical subjects relating to exploration work on the Matoush project, namely the “eU3O8” and “CPS” nomenclatures, exploration program analysis methods, sampling techniques, quality control for the results obtained by the gamma probe and laboratory chemical analyses is available on the Company’s website at www.stratecoinc.com and in Form 10K-SB/A for the fiscal year ended December 31, 2007, Item 2 Properties- Matoush property; Exploration analytical procedures and Exploration Work.

For the definitions of “mineral resources”, “mineral reserves”, “inferred resources” and “indicated resources”, please refer to Form 10KSB/A for the fiscal year ended December 31, 2007, Item 2: Properties-Matoush Property; Mineral Resources and Mineral Reserve Estimates.

The new resource estimate, carried out by Scott Wilson RPA in its technical report for the Matoush property dated September 16, 2008, attests to the strength of the Matoush project’s growing uranium potential. Overall mineral resources estimate climbed 300% in 10 months, since the first NI 43-101 mineral resource estimate was issued on October 1, 2007   The Company’s initial objective of outlining 20 million pounds of U3O8 has almost been achieved. Drilling will continue throughout 2009 to increase the mineral resources.

Scott Wilson RPA, in late July 2008, updated the resource estimate for the Matoush uranium project in accordance with NI 43-101, using the drill results available on July 25, 2008. At a cut-off grade of 0.05% U3O8, indicated mineral resources are estimated at 250,000 tonnes grading 0.68% U3O8 containing 3.73 million pounds of U3O8, and inferred mineral resources are estimated at 1.3 million tonnes grading 0.44% U3O8 containing 13.07 million pounds of U3O8. The mineral resources are contained in the AM-15, MT-22 and MT-34 zones.

The Matoush project does not yet have any mineral reserves (see longitudinal section on www.stratecoinc.com.). The full NI 43-101 report, prepared by qualified persons: R. Barry Cook, P. Eng., and David A. Ross, P. Geo., of Scott Wilson RPA, was filed on SEDAR (www.sedar.com) on September 18, 2008.

Table 1 – Matoush Mineral Resource Estimate, July 25, 2008
	Tonnes	Grade	Pounds U3O8
	(x 1,000)	(% U3O8)	(x 1,000)
Indicated
AM-15	162	0.52	1,840
MT-34	88	0.97	1,890
Total Indicated	250	0.68	3,730

Inferred
AM-15	16	0.14	50
MT-22	801	0.38	6,680
MT-34	527	0.55	6,350
Total Inferred	1,344	0.44	13,070

Notes:

1.

CIM definitions were used for the mineral resources.

2.

Cut-off grade of 0.05% U3O8 was estimated using a price of US $55/lb U3O8 and assuming operating costs.

3.

Grade-shell wireframe at 0.05% U3O8 and a minimum true width of 1.5 m were used to constrain grade interpolation.

4.

High U3O8 grades were cut to 9% before creating 2-m long composites.

5.

Some blocks of less than 0.05% U3O8 were included for continuity or to extend the zone to a minimum width.

6.

Totals may be different due to rounding.

The Matoush project drilling includes 257 diamond drill holes totalling over 98,000 metres. Modeling of U3O8 grades within the wireframe shell was estimated by ordinary kriging. Over 98% of the U3O8 values in the drilling database used to estimate the grade were from chemical analyses. The remainder was gamma probe values from 27 recent holes.

Resources were categorized as indicated and inferred based on the spacing of the holes, interpretation of the variogram variations and the apparent continuity of the mineralized zones. The inferred category has a drill grid of approximately 50 metres by 50 to 70 metres.

This new NI 430-101 resource estimate will be used as a reference for the scoping study, which will assess the economic value of the project. The report is now expected at the end of October 2008. The delay is primarily due to large fluctuations in raw materials prices, including reagents, which necessitated that all the study parameters be revised.

Exploration Activities

Matoush Project

Third quarter exploration work on the Matoush project essentially consisted of drilling and prospecting.

A total of 16,837 metres were drilled in 52 holes. Of this total, 15,327 metres (45 holes) were drilled on the Matoush property and the remaining 1,510 metres (7 holes) on the Pacific Bay-Matoush property.

Matoush Property

Of the 15,327 metres drilled on the Matoush property during the third quarter, 133 metres (7 short holes) were geotechnical holes drilled to determine the thickness of the overburden for the sitting of the future ramp.

Drilling on the Matoush property can be broken down as follows: five holes (3,096 metres) for the definition of the MT-22 zone, twelve holes (7,125 metres) for the definition of the MT-34 zone, and 11 holes (4,973 metres) on the northern and southern extensions of the MT-22, MT-34 and AM-15 mineralized zones.

Two holes (MT-08-61 and 64) were drilled in the MT-22 to provide geological information within the mineral resource envelope. The three other holes (MT-08-77, 79 and 80) were drilled within the envelope in the northern extension of the MT-22 zone between the -400 m and -450 m levels. The hole MT-08-77 intersected 0.80% eU3O8 over 7.0 m, including 2.07% eU3O8 over 2.2 m. These results are not part of the latest resource estimate.

Twelve holes were drilled in the area of the MT-34 zone to test the extensions to the north and at depth along the presumed plunge of the zone. Overall, the results were encouraging, with the Matoush fault intersected in every hole and the notable presence of fuschite, a strong indicator of the presence of uranium mineralization.

Holes MT-08-62 and MT-08-68, drilled to an approximate depth of -450 m about 190 m north of the heart of the MT-34 zone, returned interesting results, with respective intersections of 1.86% eU3O8 over 3.1 m (including 2.3% eU3O8 over 2.3 m) and 0.05% eU3O8 over 1.39 m. In the depth extension, hole MT-08-58 (-530 m) returned a notable intersection of 0.03% eU3O8 over 19.3 m, including 0.13% U3O8 over 1.6 m. Hole MT-08-69 (-580 m) returned 0.19% eU3O8 over 1.0 m. (The hole pierce points and results can be seen on longitudinal section on the Company’s website at www.stratecoinc.com). With the exception of Hole MT-08-62, these holes are not part of the resource estimate.

The exploration holes drilled in the northern extension of the AM-15 zone (600 m to the north) and the MT-22 zone (200 m to the north) resulted in the identification of a new fault, the Coonishish fault. This fault lies about 200 m east of the Matoush fault and is sub parallel to it. Two sections spaced at approximately 75 metres were drilled to determine the fault’s strike and dip and assess its uranium potential. The task proved relatively arduous, as the Coonishish fault is cut by other siliceous, clayey faults. From an exploration perspective, the results were compelling, as the genesis model allowed the confirmation of a second system detached from the Matoush fault. The Coonishish fault was intersected in almost all the layers: ACF 1, 2 and 3 and CBF 1, 2 and 3. Only one hole has intercepted mineralization to date, with the notable presence of fuschite alteration, which remains a key element for exploration. MT-08-84 returned an intersection of 0.04% eU3O8 over 2.0 metres.

Drilling on the Matoush property will continue, with two drills working on the north and south extensions of the known zones, as well as along the Matoush fault, to identify new mineralization.

On another front, the environmental impact study initiated in the spring of 2007 continued. During the last quarter, various aspects of the study progressed substantially, including fish, migrating birds, marine mammals, and surface and sediment hydrological studies. Golder Associates continues to act as a consultant for the environmental portion of the program.

The licence request for underground exploration via ramp is now the Company’s priority. Strengthening of communications with the First Nations and the population in general will also be in the forefront in the coming quarter. The Company’s primary objective is to communicate the various project development phases and to properly inform the public on the various aspects of uranium, including potential concerns for health and safety. Public forums are also planned in early December 2008.

On July 15, 2008, as part of the ramp-access underground exploration program, a preliminary project description was prepared and sent to the Nuclear Fuel Cycle and Facilities Regulation, the Canadian Environmental Assessment Agency and Québec’s Ministère du Développement Durable, de l’Environnement et des Parcs. The preliminary description of the underground exploration project includes: the project components, metallurgy, mine runoff, health and safety program and 15 appendices covering such topics as the environmental assessment, water treatment plant, metallurgical testing and the project timetable.

The Company responded in mid-September to comments received on August 21, 2008, from those in charge of the file at the Canadian Environmental Assessment Agency.

Pacific Bay-Matoush Property

Seven holes totalling 1,510 metres were drilled on the Pacific Bay-Matoush property, in which the Company has an option to earn a 60% interest. The holes were drilled between August 8 and September 7, 2008 using a helicopter-transportable drill (Versa drill). The holes were drilled in the “Rabbit Ears South” sector, about 5 km east of the AM-15 zone. The targets were established for the purpose of identifying a Matoush-type uranium mineralized zone, based on the results of prospecting done in 2007 and 2008, geophysical surveys and the geomorphology study done by Polygéo in 2008.

Two sectors were tested (see Company’s website at www.stratecoinc.com for details). Five holes were drilled on Sector 1 to trace a potentially-mineralized north-south fault similar to Matoush. The holes covered an east-west lateral distance of 630 m to a vertical depth of about 300 m. Sector 2, where two holes were drilled for a total of 596 metres, lies about 700 metres directly south of Sector 1. The goal was to test for the presence of a geophysical lineament interpreted as having a similar slip to that of the Matoush fault.

No significant mineralization was intersected during this drilling program. However, ACF and CBF layers with the same alternation as those at Matoush were encountered. From a structural perspective, no major faults comparable to the Matoush fault were intersected by drilling. Nevertheless, several highly-fractured to sub-brecciated zones were seen in five holes, and potential remains for the discovery of an uranium-bearing structure. The fractured zones seen in the holes do not appear to be large enough to explain the geophysical lineaments in the sectors drilled.

Apple Property

Exploration work on the Apple property in the James Bay region consisted primarily of prospecting, channel sampling and geological reconnaissance carried out on the basis of the results of an airborne radiometry survey conducted in the fall of 2007. The field work took place from June 5 to August 9, 2008.

The geological reconnaissance revealed five main outcrops, each with different anomalous bands generally corresponding to the uranium-bearing quartz pebble/pyrite matrix conglomerate. Subsequent, tighter prospecting of each of the outcropping areas allowed the uranium zones to be precisely traced to determine their morphology, which is primarily controlled by ductile/fragile deformation. Systematic GR-135 spectrometer readings were taken to characterize the various anomalous bands and determine their uranium content.

The Apple uranium-bearing conglomerates were also traced over a distance of nearly 8 km along the northern contact with the Yasinski volcano-sedimentary formation. Many readings were obtained for each outcrop, ranging from a few thousand to up to 10,000 counts per second (“cps”). Four of the five outcrops returned values of 5,000 to 13,000 cps. Some anomalous bands also returned values of up to 20,000 cps. The uranium content of the main Apple band therefore ranges from 0.082 to 0.330% eU3O8 in the richest zones. The average uranium/thorium ratio is about 0.75. Chemical assays have not been received yet.

In addition to having better outlined the Apple formation, the exploration work in this program revealed fold zones in the conglomerate horizons that do not seem to have been identified by earlier work. The presence of these folds could entail the repetition of the uranium bands to the south of and parallel to the main band.

Given the extent of the pyrite-matrix uranium-bearing conglomerates as well as their degree of deformation, a 42 line/km induced polarization survey was performed in mid-August following the geological prospecting program to locate the anomalous conglomerates at depth and identify new drill targets south of the 8-km-long Apple formation.

Preliminary data was received at the end of September. Once the results have been interpreted, a decision on the next drilling program will be taken.

Prospecting

In the summer of 2008, prospecting work took place mainly on the Matoush Extension and Pacific Bay-Matoush properties.

Few new anomalies were discovered on the Matoush Extension property, which is wholly-owned by the Company. The areas prospected were mainly chosen to trace the most interesting zones indentified by prospecting in 2007. These included the Laurent-Martin showing, which lies about 4.5 km northeast of the AM-15 zone, where radioactive boulders of 5,000 to 61,000 cps had been discovered. The same applies to the east-west band lying 5 km north of the mineralized AM-15 zone, where a radioactive outcrop (600 to 1,000 cps) had been identified by prospecting in the summer of 2007.

Prospecting in the Rabbit Ears area of the Pacific Bay-Matoush property (details on the Company’s Website at www.stratecoinc.com ) focused on the periphery of an outcrop with radiometric anomalies of up to 1,100 cps. Various erratic boulders were found, with values of up to 4,000 cps.

The October 1, 2008 closing of a CA$8 million financing consisting exclusively of flow-though funding, will enable the Company to continue with exploration activities on its properties as planned.

Use of proceeds –In Canadian dollars

For the period between July 1, 2008 and September 30, 2008, the Company conducted exploration works using a total amount of $5,436,892 during the three-month period ended September 30, 2008, compared to $5,143,660 during the same period in 2007. Cumulative exploration expenses for the first nine months of 2008 amounted to $17,724,560 compared to expenses of $14,584,681 for the same period in 2007.  To conduct these exploration works, the Company used net offering proceeds obtained through financings and exercise of stock options and warrants as detailed in Form 10 KSB for the exercise ended December 31, 2007, in form 8K, dated October 7, 2008 and the present Form 10Q representing an approximate amount of $29,385,200.

The Matoush property was the most active project, with exploration expenses of $4,500,349 in the third quarter of 2008 representing 15.30% of the issuer’s net proceeds, while $463,165 was spent by the Company on the Apple property and $424,597 on the Pacific Bay-Matoush property each representing less than 5% of the issuer’s net proceeds.

The Company incurred allowable exploration expenses of $17,724,560 to September 30, 2008, and therefore qualifies for Québec refundable tax credits of up to 38.75% and a credit on duties refundable from Québec of 12% of all eligible exploration expenses. The estimated value of such tax credits receivable during the period ended September 30, 2008, is $8,100,000.

The Company has renewed a three-year services agreement dated August 1, 2008 with BBH Géo-Management Inc. (hereinafter referred to as “BBH”), a related company of which an officer and director, Mr. Guy Hébert, is also an officer and director of the Company. The agreement provides for BBH to manage the exploration work to be conducted by the Company. Costs and expenses to be billed by BBH to the Company include the following:

•

Use of BBH’s offices and equipment (for a monthly charge of $5,200; a monthly increase of $2,000 was applied following the increase in the size of office space);

•

Management fees of 5% on all costs related to exploration and development programs and purchases related to the Matoush property;

•

Management fees of 10% on all costs related to exploration and development programs on the other properties: Eclat, Pacific Bay-Matoush, Mistassini, Apple and other future properties, and of 5% on all purchases related to exploration projects and option agreements on the Eclat, Pacific Bay-Matoush, Mistassini, Apple and other future properties;

•

Management, administration, accounting and legal services;

•

Consulting services, including geology;

•

Relations with investors and regulatory authorities;

•

Identification of sources of financing.

The fees payable to BBH, approved by the Board of directors, in the absence of Mr. Guy Hébert, are equivalent to the fees that the Company would otherwise have paid to a third, arm’s length party in the industry. See Exhibits 10.1 and 10.2.

Directors’ Fees – In U.S. Dollars according to Federal Reserve Bank of New York, noon buying rates in New York for cable transfers payable in foreign currencies as at September 30, 2008: CA$1.0597 for US$1.00

The external directors receive fees of $847.76 for each board meeting (BM) they attend and $317.91 to assist by telephone conference call (BMT). Each audit committee member receives $1,059.70 for each audit committee meeting (AC) they attend and $529.85 to assist by telephone conference call (ACT). The external directors receive also $422.68 to assist to the annual meeting of shareholders (AM). Misters Hébert and Lachance, directors and executive officers and Mr. Lanctôt, who is director and Corporate Secretary of the Company, do not receive directors’ fees.

The external directors received an aggregate of $5,722.38 in Directors’ fees for the period ended September 30, 2008, distributed as follows:

Name of Director	Dates and attended Meetings	Amount of Director’s fees paid for the period (US $)
Marcel Bergeron	August 8, 2008-AC	$847.76
Marcel Bergeron	August 8, 2008 -BM	$1,059.70
Robert Desjardins	August 8, 2008-AC	$847.76
Robert Desjardins	August 8, 2008 -BM	$1,059.70
Jean-Guy Masse	August 8, 2008-AC	$847.76
Jean-Guy Masse	August 8, 2008 -BM	$1,059.70
Total for the three month-period		$5,722.38

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a Vote of Security Holders in the period.

Item 5. Other information

On October 20, 2007, the Company executed an Option and Joint Venture Agreement with an effective date of January 14, 2008 to acquire a 60% undivided interest in the Pacific Bay-Matoush property over a four year-period as fully disclosed in Form 10KSB/A for the fiscal year ended December 31, 2007, Part 1, Item 2 Properties Pacific Bay-Matoush Property and in Forms 10Q for the periods ended March 31, 2008 and June 30, 2008.

To satisfy its first year obligations, the Company issued on October 20, 2008, 40,000 common shares valued at the price of CA$0.656 per share on the basis of the weighted average price of one Company share for the last 10 days of trading on the TSX for a total value of CA$26,240, it made an additional cash payment of CA$100,000 and realized before the Anniversary date of the Agreement for more than CA$750,000 in exploration expenditures and completed a minimum of 2,500 metres of drilling on this property.

Item 6. Exhibits

10.1

CE Contract of Services dated August 1, 2008 between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008 (French original version);

10.2

CE English language summary of Contract of services dated August 1, 2008;

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications;

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On October 7, 2008, the Company reported on a Form 8K, Item 3.02 Unregistered Sales of Equity a non-brokered private placement concluded on October 1, 2008, in Canada for a total flow-through financing of CA$8,000,001.75. The Company issued in this private placement a total of 4,102,565 flow-through common shares at the price of CA$1.95 per share. This private placement was made with two (2) subscribers from the Province of Ontario in Canada. Each subscriber qualified as an accredited investor.

The flow-through proceeds will be used to incur eligible exploration expenses on the Matoush and Apple projects located in the province of Québec in Canada. The Company committed itself to use these sums on Canadian exploration expenses and to renounce as of December 31, 2008 in favor of the accredited investors to Canadian tax rebates for Canadian exploration expenses in the total amount of CA$8,000,001.75. The Company will pay to a third party an amount equivalent to 4% of the gross proceeds as Finder’s fees or CA$320,000.

The transactions were exempted from the registration requirements of the U.S. Securities Act and all other applicable securities laws, including Canadian securities laws.

The Company was at the time of this private placement under the jurisdiction of the Autorité des marchés financiers (Québec Securities Commission). The Company was exempted to file a prospectus for the private placement according to the rules and regulations of the Québec and Ontario’s Law on moveable securities and Québec and Ontario’s Rules and regulations on moveable securities and obtained the final approval for listing of the common shares from the Toronto Stock Exchange (TSX) on October 3, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date: November 5, 2008	/s/ Guy Hébert

President and Chief Executive Officer

Date: November 5, 2008	/s/ Pauline Comtois

CGA, Chief Financial Officer