Form 10KSB/A
period 2007-12-31
STRATECO RESOURCES INC
filed 2008-11-26
CIK 1178672

10KSB form10ksb.htm FORM 10-KSB

OMB Number: 3235-0420

Expires: April 30, 2009

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 3

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

The Company has no employees nor consultants since it has a Services Agreement with BBH Géo-Management Inc. that provides employees and consultants in management, secretarial, geology, legal affairs, investor relations, technical matters and professional services as fully disclosed in Item 6 (b) Management’s Discussion and Analysis of Financial Condition and Results of Operation - Related-Party Transactions and Item 10 Executive Compensation.

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

Hole	Collar		Az. (º)	Angle (º)	From (m)	To (m)	Core length (m)	% U3O8	Facies	Max cps	lb/ ton
	East	North
MT-06-1	10+25E	31+55S	279.0	-47	276.4	279.0	2.6	0.172	CBF	6,000	3.44
MT-06-2	10+25E	31+55S	275.0	-49	285.4	303.6	18.2	0.74	ACF	24,000	14.8
including					285.4	297.2	11.8	0.91			18.2
					285.4	293.0	7.6	1.03			20.6
MT-06-3	10+25E	31+55S	270.0	-45	264.0	270.0	6.0	0.056	CBF	1,000
					290.7	292.8	2.1	0.069
MT-06-4	10+25E	31+55S	274.0	-52	295.4	309.5	14.1	1.01	ACF	19,000	20.2
Hanging wall					295.4	304.5	9.1	1.39			27.8
including					299.3	304.5	5.2	2.01			40.2
Fault zone					317.5	321.0	3.5	1.47		22,800	29.4
MT-06-5	10+25E	31+55S	267.0	-48	301.3	312.6	11.3	1.33	ACF	34,000	26.6
including					301.3	310.8	9.5	1.54			30.8
Fault zone					319.5	321.4	1.9	1.19		13,000	23.8
MT-06-6	10+20E	31+52S	272.0	-55	323.6	324.0	0.4	0.1	CBF	750	2.0
MT-06-7	10+20E	31+53S	271.0	-49	302.5	313.5	11.0	0.34	ACF	11,000	6.8
including					302.5	308.0	5.5	0.59			11.8
					314.2	314.5	0.3	1.75			35
MT-06-8	10+30E	31+80S	269.0	-51	334.5	341.5	7.0	0.22	ACF	6,400	4.4
MT-06-9	10+25E	31+55S	270.0	-48	309.4	315.0	5.6	1.68	ACF	22,000	33.6
including					311.0	313.3	2.3	3.27			65.4
MT-06-10	10+48E	31+29S	275.0	-46	309.5	320.0	10.5	1.12	ACF	32,000	22.4
including					316.0	318.5	2.5	2.36			47.2
					316.6	317.3	0.7	5.96			119.2
MT-06-11	10+49E	31+29S	283.0	-45.5	305.9	312.5	6.6	0.99	ACF	12,300	19.8
including					305.9	309.0	3.1	1.21			24.2
MT-06-12	10+50E	30+71S	269.0	-45.5	307.0	309.0	2.0	0.75	ACF	11,200	15.0
MT-06-13	10+29E	31+80S	267.0	-47	313.3	315.0	1.7	0.96	ACF	8,200	19.2
MT-06-14	10+29E	31+80S	258.0	-47.5	322.5	323.7	1.2	0.08	ACF	550	1.6
MT-06-15	10+48E	31+29S	271.0	-48.5	330.8	331.1	0.3	0.06	CBF	600	1.2
MT-06-16	10+50E	30+70S	268.0	-48	309.8	313.0	3.2	0.03	ACF	600	0.6
					329.0	330.6	1.6	0.09		1,400	1.8
MT-06-17	11+00E	31+29S	275.0	-56	472.0	473.0	1.0	0.01	ACF	100	0.2
MT-06-18	10+20E	29+71S	275.0	-49	271.0	273.0	2.0	0.27	ACF	3,400	5.4
including					272.0	272.6	0.6	0.75		3,400	15.0
					289.0	294.0	5.0	0.1		700	2.0
MT-06-19	10+20E	29+71S	266.5	-50.5	289.4	289.7	0.3	0.29	ACF	2,150	5.8
MT-06-20	10+50E	28+50S	275.0	-49	338.0	338.4	0.4	0.01	ACF	100	0.2

Hole	Collar		Az. (º)	Angle (º)	From (m)	To (m)	Core length (m)	% U3O8	Facies	Max cps	lb/ ton
	East	North
MT-06-21	10+50E	27+85S	277.0	-45	317.3	319.1	1.8	0.05	ACF	90	1.0
MT-06-22	10+50E	26+50S	276	-45	302.8	303.6	0.8	0.05	ACF	600	0.91
MT-06-23	10+50E	26+50S	276	-52	335	336	1,0	low values	ACF	120
MT-06-24	8+65E	26+50S	277	-45	74	74.2	0.2	low values	ACF	90
MT-06-25	10+50E	27+10S	277	-52,5	358	359.5	1.5	0.20	CBF	2,500	3.95
MT-06-26	10+50E	27+10S	276	-46	358.2	360.3	2.1	low values	CBF	2,500
MT-06-27	10+50E	25+50S	277.0	-53.5	333,3	333.6	0.3	0.13	CBF/ ACF	700	2.6
MT-06-28	10+20E	29+71S	275.0	-51	285.0	285.8	0.8	0.24	ACF	4,300	4.8
MT-06-29	10+20E	29+71S	275.0	-54	316.7	318.6	1.9	0.01	ACF	80	0.20
MT-06-30	9+93E	30+90S	269.0	-52	255.1	267.5	12.4	2.10	ACF	65,000	42.0
					261.7	265.0	3.3	4.70			94.0
					264.2	264.5	0.3	16.6		65,000	332.0

MT-06-31	9+93E	30+90S	277	-52	253	256	3,0	0.42	CBF	10,700	8.45
					268	271	3,0	0.07	ACF	1,175	1.31
MT-06-32	9+90E	30+90S	284	-52	241.5	247	5.5	1.66	CBF	36,000	33.29
					250	253.3	3.3	0.81	CBF		16.14
MT-06-33	9+90E	30+40S	275.5	-52	237.5	239.9	2.4	0.46	CBF	11,400	9.26
					260.6	265	4.4	0.64	ACF	31,400	12.79
MT-06-34	10+48E	31+32S	273.5	-47	315.3	319.2	3.9	0.02	ACF	540	0.42
MT-06-35	10+48E	31+32S	270	-46	306.4	321.6	15.2	2.13	ACF	65,000	42.69
Including					306,8	315,2	8,4	3,20			64,00
					308,4	309,3	0,9	11,16			223,0
MT-06-36	10+49E	31+32S	281.5	-47.5	315	338.4	23.4	0.78	ACF	34,000	15.60
MT-06-37	9+93E	30+90S	281.5	-48	236	237	1,0	0.41	CBF	3,500	8.19
MT-06-38	9+89E	30+40S	285	-52	233.7	239	5.3	0.16	CBF	3,200	3.11

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

The "e" in eU3O8 represents the estimated or equivalent value of U3O8 as determined by downhole geophysical probing. The e indicates that the value is not obtained by drill core assay, but rather by converting gamma radiation measured in-situ in the drill hole into U3O8 values by assuming that all gamma radiation can be directly attributed to the quantity of uranium present in the rock. The Company can clearly show that all our mineralized intersections typically have a negligible quantity of radioactivity related to thorium or potassium that would skew this analysis. Furthermore, after isotopic analysis, the Company can safely say that, like most other deposits older and 0.35 million years, the uranium is in equilibrium (i.e. that daughter elements are produced and disintegrated at a steady state, correlated to the quantity of uranium).

This method of distinguishing analytical assay values from geophysical measurements is common in the industry.

Although the Company may indicate that reported U3O8 values are estimated from gamma probe readings, it is best to use eU3O8 for clarity, if applicable, as per CIM guidelines cited here:

Equivalent Assay: Determination of uranium content by radiometric methods. The validity of Equivalent Assays must be demonstrated with chemical assay determinations. Where employed, equivalent uranium determinations should be reported and appropriately illustrated in the database (e.g. eU3O8). Excerpt: http://www.cim.org/committees/estimation2003.pdf at page 50 of 55.”

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

On September 27, 2007, Scott Wilson Roscoe Postle & Associates (Scott Wilson RPA) completed a NI 43-101 technical report on the Matoush property, including a resource estimate on the AM-15 core zone.

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

10. Totals may not sum correctly due to rounding

11. Gemcom Software International Inc. Resource Evaluation Edition Version GEMS 6.11 was used.

Development of the Matoush deposit would require an underground mining method given its depth below surface and geometry.  Part of the deposit would be amenable to long-hole methods while other parts would require narrow vein mining.  The following economic assumptions were used to calculate an economic breakeven grade:

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

The Company benefited from an increase in cash obtained from common shares issuance in the amount of $30,701,350 in the year 2007. This amount represents the aggregate sum of a private financing of $25,012,000, Item 5 ( c ) Private Offerings in Quebec, Canada and the sums obtained from the exercise of stock options  in the amount of $171,050 and from the exercise of warrants in the amount of  $5,573,500 as discussed in this Item 6. (a) Plan of Operation and in Financial Statements, Note 7: Warrants and in Financial Statements, Note 8: Stock Option Plan. These additional amounts generated higher cash and cash equivalents. As a consequence, the Company increased deferred exploration expenditures in the year 2007 in the amount of $18,763,939 compared to an amount of $4,715,754 in the year 2006 and received credits for duties and other related exploration credits in Canada of ($8,664,378) in the year 2007 compared to credits of ($1,472,454) for the year 2006.

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

After evaluation of evidence, the Management did not find any deficiency that could constitute a material weakness in the Company’s internal controls of financial reporting. Even if the financial statements for the year ending December 31, 2006 have been in part restated in reason of an error at to the provincial tax rate applicable for future incomes (see Note 9 to Financial Statements), this error in financial reporting was not the consequence of a deficiency in the internal controls of the Company on financial reporting.

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

Item 9. Directors and Executive Officers, Promoters and Control persons; Compliance with section 16 (a) of the Exchange Act

The Company incorporates herein by reference  the Management Information Circular dated May 10, 2007 filed as Exhibit 22 with the Form 10-QSB for the period ending June 30, 2007 at pages 12, 13, 14 and 16. The Management addressed the independence of directors on the Audit Committee. Mr. Marcel Bergeron, director who replaced Mrs. Francine Bélanger who deceased in November 2006,  is the director seating at the Audit Committee  considered “Financial Expert” pursuant to Item 407(d)(5) of Regulation S-B . As explained in the Management Information Circular, Mr. Bergeron is not considered an” independent” director according to Quebec Securities Regulations since he was an associate of the Company’s Auditors  firm in charge of the Company’s file until June 2006 and will not be considered “independent” until June 2009. However, Mr. Bergeron benefits from a statutory dispense   to remain on the Audit Committee  pursuant to Quebec Regulation 52-110.

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

(2) These stock options were immediately exercisable at the date of the grants subject only to a resale restriction period of 4 months and one day for the underlying shares, applicable to trades in Canada. On November 23, 2007, the Toronto Stock Exchange approved the Company’s amended stock option plan produced as Exhibit 10.3 and 10.4, removing this resale restriction period.

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

STRATECO RESOURCES INC.

Dated: November 24, 2008

 /s/ Guy Hebert

_________________________________

Name: Guy Hebert

Title: President, Chief Executive Officer and Director

Dated: November 24, 2008

/s/ Pauline Comtois

__________________________________

Name: Pauline Comtois

Title: Chief Financial Officer

Dated: November 24, 2008

/s/ Jean-Pierre Lachance

_________________________________

Name: Jean-Pierre Lachance,

Title: Executive Vice-President and Director

Dated: November 24, 2008

/s/ Jean-Guy Masse

__________________________________

Name: Jean-Guy Masse,

Title: Director

Dated: November 24, 2008

/s/ Robert Desjardins

___________________________________

Name: Robert Desjardins,

Title: Director

Dated: November 24, 2008

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

Dated: November 24, 2008

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

Dated: November 24, 2008

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

November 24, 2008

/s/ Guy Hébert

__________________

Guy Hébert

President and Chief Executive Officer

November 24, 2008

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