Form 10-K
period 2008-12-31
STRATECO RESOURCES INC
filed 2009-03-17
CIK 1178672

OMB APPROVAL SEC 1673 (02-08) OMB Number: 3235-0063 Expires: April 30, 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________________to_______________________________
Commission file number: 0-49942
STRATECO RESOURCES INC. (Exact name of registrant as specified in its charter)
QUÉBEC, CANADA State or other jurisdiction of incorporation or organization	N/A (I.R.S. Employer Identification No.)
1225 GAY-LUSSAC, BOUCHERVILLE, QUÉBEC, CANADA, J4B 7K1 (Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (450) 641-0775
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common shares	Name of each exchange on which registered Toronto Stock Exchange in Canada (RSC)
Frankfurt in Germany:(RF9)
Securities registered pursuant to section 12(g) of the Act: _____________________________________________________________________________________ (Title of class)
____________________________________________________________ (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

X. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer X
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes X No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the last business day of the registrant’s most recently completed second financial quarter as of June 30, 2008, the common share was last sold at the price of CAN$2.02 per share for and aggregate market value with 115,098,867 common shares outstanding of CAN$232,499,711.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes No
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 6, 2009, 119,266,462 common shares were outstanding
DOCUMENTS INCORPORATED BY REFERENCE

(1) Part II

Item 8: Financial Statements of an exploration stage company

The Company, an exploration stage company, incorporates for reference to the present document the Strateco Resources Inc. audited financial statements for the fiscal year ending December 31, 2008 and audited financial statements for the fiscal year ending December 31, 2007 that include the report of U.S. GAAP reconciliation at Note 22. These financial statements follow the signature page of the present document.

PART I

Item 1.     Business in Canadian dollars

The Company was incorporated under the Canada Business Corporations Act by articles of incorporation dated April 13, 2000.

The Company is primarily engaged in the exploration of mining properties with a view to commercial production. It currently owns or holds interests in various mining properties in Quebec but does not have any mines in production. Its activities are focused on the exploration for uranium of six properties, located in northern Quebec, Canada.

Recovery of the cost of mining assets is subject to the discovery of economically recoverable reserves, the Company's ability to obtain the financing required to pursue exploration and development of its properties, and profitable future production or the proceeds from the sale of its properties. The Company must periodically obtain new funds in order to pursue its activities. While it has always succeeded in doing so to date, there can be no assurance that it will continue to do so in the future.

The Company is involved in exploration of uranium and to its cognizance; there exists no competition between companies involved in that kind of exploration. The main business of the Company is to discover by exploration as much as possible of resources of uranium to eventually become a producer of uranium and to sell this uranium at the market value. Most of the companies cooperate with each other, exchange or trade equipment, consultant services and knowledge regarding the complex requirements of health and safety standards, permits and governmental authorizations, methods of exploration or production. Since most companies in Canada involved in exploration or production of uranium are public companies all technical information is publicly disclosed as well.

However, in the mining industry in Canada in general, a certain competition may exist when a company needs to retain and to hire geologists and mining technicians which are difficult to find in Québec or in Canada The Company was however able up to now to recruit in Europe and in Québec and to retain qualified personnel and consultants.

Another aspect of competition for the whole mining industry in general is the acquisition of claims and many factors may influence their value. But once the interest in the claims of the property is acquired by the Company or is subject to an agreement, the claims of the property and the adjacent claims as well, are protected by the agreement as an interest area. For the moment the Company holds sufficient mining claims to pursue its objectives.

The Company had initiated voluntarily an Environmental Impact Study for the Matoush Project through a specialized firm, Golder Associates in 2007, at approximate costs of $268,000 during the year 2007, that represented less than 1.5% of the Company’s expenses in exploration in the approximate amount of $18.7M. As of December 31, 2008, the Company has spent a sum of $1,193,640 for environmental impact studies and has paid to a management company the sum of $20,420 for the services on a permanent basis of an environmental manager in the months of November and December 2008 to prepare the environmental requirements in view of the underground exploration program scheduled to start in 2009. This total amount of $1,214,060 represents only 5.40% of the Company's expenses in exploration in the amount of $22,317,849. Compliance with Environmental Laws at the Federal, provincial and local levels, for as long as the Company remains at the exploration stage for uranium, does not require material capital expenditures for the Company.

The Company has no employees nor consultants since it has a Services Agreement with BBH Géo-Management Inc. that provides employees and consultants in management, secretarial, geology, operations, legal affairs, investor relations, technical and environmental matters and professional services as fully disclosed in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operation -Related-Party Transactions and Item 10-Executive Compensation.”

Financing

On October 1st, 2008, the Company closed a non-brokered private placement of flow-through common shares with two funds for aggregate gross proceeds of C$8,000,001.75. The private placement consists of 4,102,565 flow-through common shares issued at a price of $1.95 per share.

Finder fees of 4% of the gross proceeds of the transaction have been paid by the Company to a third party. All the securities issued pursuant to the placement were subject to a hold period of four months and one day from the date of closing.

The flow-through proceeds will be used by the Company before December 31, 2009 to incur eligible exploration expenses on its MATOUSH PROJECT and Apple property located in Quebec, Canada and described in details in Item 2. Properties.

Item 1A.     Risk Factors

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

The probability of an individual prospect ever having reserves that meet the requirements of Industry Guide 7 is extremely remote. In all probabilities, the majority of the properties do not contain any reserves and any funds spent on exploration will probably be lost.

Even if the Company completes the current exploration program and it is successful in identifying a mineral deposit, the Company will have to spend substantial funds on further drilling and engineering studies before the Company knows if it has a commercially viable mineral deposit, a reserve.

Environmental and Other Regulations

Current, possible or future environmental legislation, regulations and measures may entail unforeseeable additional costs, capital expenditures, restrictions or delays in the Company's activities. The requirements of the environmental regulations and standards are constantly re-evaluated and may be considerably increased, which could seriously hamper the Company or its ability to develop its properties economically. Before a property can enter into production, the Company must obtain regulatory and environmental approvals. There can be no assurance that such approvals will be obtained or that they will be obtained in a timely manner. The cost related to assessing changes in government regulations may reduce the profitability of the operation or altogether prevent a property from being developed. The Company considers that it is in material compliance with the existing environmental legislation.

Financing and Development

The Company has incurred losses to date and does not presently have the financial resources required to finance its planned exploration and development programs. Development of the Company's properties therefore depends on its ability to obtain the additional financing required. There can be no assurance that the Company will succeed in obtaining the required funding. Failure to do so may lead to substantial dilution of its interests (existing or proposed) in its properties. Furthermore, the Company has limited experience in developing a resource property, and its ability to do so depends on the services of experienced people or in the signature of agreements with major resource companies that can produce such expertise.

Commodities Prices

The market for uranium, gold, diamond, base metals or other mineral discovered can be affected by factors beyond the Company's control. Commodities prices have fluctuated widely, particularly in recent years. The impact of these factors cannot be accurately predicted.

Uninsured Risks

The Company could become liable for subsidence, pollution and other risks against which it cannot insure itself or chooses not to insure itself due to the high cost of premiums or for some other reason. Payment of such liabilities could decrease or even eliminate the funds available for exploration and mining activities.

Item 1B.     Unresolved Staff Comments

The Company has received comments from the U.S. Securities and Exchange Commission regarding the periodic reports less than 180 days before December 31, 2008 but none of them remained unresolved as of the end of the fiscal year to which the present report relates.

Item 2.     Properties. All amounts mentioned in this following section are in Canadian dollars.

The following technical data has been read and revised by Jean-Pierre Lachance, Geo., Executive Vice President of Strateco Resources Inc., and David A. Ross, P.Geo., Senior geologist at Scott Wilson Roscoe Postle Associates Inc.  (Scott Wilson RPA) who are qualified persons as defined under Canadian National Instrument 43-101 (NI 43-101).

At December 31, 2008, the Company had a portfolio of four wholly owned mining properties and interests or options on four mining properties in Quebec covering more than 57,747 hectares. Of these eight (8) properties, the Company explores for uranium on six (6) of them.

The table below represents the number of claims, the surface area for each property held by the Company as of December 31, 2008, the kind of minerals subject to exploration on this property, the interests of the Company in each property and applicable royalties:

MATOUSH PROJECT	Number of claims	Surface Area in Hectares	Company’s Interest (I) and Options (O)	Percentage	Exploration (1)	Royalties

Matoush	25	1,328.46	I	100%	U3O8	2% NSR Yellow Cake (2)
Matoush Extension	198	11,503.85	I	100%	U3O8	-
Eclat	90	4,786.90	O(3)	100%	U3O8	2% NSR (3)
Pacific-Bay Matoush	277	14,576.33	O(4)	60%	U3O8	2% Yellow Cake (4)
MISTASSINI	171	9,114.47	O(5)	60%	U3O8	2% Yellow Cake(5)
APPLE	194	9,928.13	I	100%	U3O8	2% NSR (6)
MONT-LAURIER URANIUM	80	4,710.35	I	100%	U3O8
QUÉNONISCA	33	1,799	I (7)	50%	ZN,PB,CU,AG

(1) Exploration for uranium: U3O8 and base metals exploration: ZN, PB, CU and AG;

(2)  This Royalty will be payable by the Company upon production to Ditem Explorations Inc.;

(3) The Company detains an option to acquire a 100% interest in all minerals other than diamonds in the ECLAT PROPERTY over a period of 4 years ending in July 2009. This Royalty will be payable upon production in favour of the Vija Ventures Corporation on all minerals other than diamonds and 2% portion in favour of Vija Ventures Corporation of all gross proceeds from the sale or disposition of carbon emission rights tied to the production of uranium from the property;

(4) The Company detains an option to acquire a 60% interest in the PACIFIC BAY-MATOUSH PROPERTY over a period of 4 years ending in 2011. This Yellow Cake Royalty will be payable upon production to Pierre Angers, only by Pacific Bay Minerals Ltd, its successors and assigns;

(5) The Company detains an option over a period of 3 years ending in 2011 to acquire an interest of 60% on Mistassini Property on uranium rights only. This Royalty will be payable upon production by parties to the option and joint venture agreement in favour of Northern Superior Resources Inc;

(6) This Yellow Cake Royalty will be payable upon production on all minerals in favour of Virginia Mines Inc. subject to buyback right of the Company to purchase one percent (1%) NSR against a cash payment of one million dollars (CAN$1,000,000).

(7) The Company and SOQUEM, each holds a 50% interest in this property.

The map in Figure 1 below represents the regional location of all properties and projects of the Company as of March 2009 in the Province of Québec, Canada:

Following is the order for the Company’s discussion of its eight (8) properties:

SUMMARY OF URANIUM EXPLORATION ANALYTICAL PROCEDURES

A.

MATOUSH PROJECT

A1. MATOUSH PROPERTY

MT-22 ZONE

MT-34 ZONE

NEW TECHNICAL REPORT

SCOPING STUDY

A.2 MATOUSH EXTENSION PROPERTY

A.3 ECLAT PROPERTY

A.4 PACIFIC-BAY MATOUSH PROPERTY

A-5ENVIRONMENTAL STUDIES AND UNDERGROUND EXPLORATION PERMITS

A.6 LICENCES

B.

MISTASSINI PROPERTY

C.

APPLE PROPERTY

D.

MONT-LAURIER PROPERTY

E.

QUÉNONISCA PROPERTY

Note 1: detailed URANIUM Exploration analytical procedures.

The Company is mainly involved in exploration work for uranium on properties described in details in subsections Item 2 A through D, so the Company will present at the outset, a brief Summary of Uranium Exploration analytical procedures in the following paragraphs and a detailed description of these procedures at the end of this Item 2- Note 1 entitled: Detailed Uranium Exploration Analytical procedures.

SUMMARY OF URANIUM EXPLORATION ANALYTICAL PROCEDURES:

Summary of Sampling Methods, Quality Assurance and Quality Control

The sampling program at MATOUSH PROJECT, including all aspects of Quality Assurance and Quality Control (“QA/QC”), is supervised by the Company’s Chief Geologist, Jonathan Lafontaine, P.Geo., who is a Qualified Person as defined under Canadian National Instrument 43-101 (“NI 43-101”).

Drill core is hydraulically split on-site by dedicated personnel and samples are collected over 30 cm to 3 m intervals based on geology. All reported samples are split with hydraulic splitter. Samples are individually bagged and tagged and shipped as per transportation protocols. Blanks, duplicates, and standards are randomly inserted in the sample shipment within the sample number sequence.

Prior to shipping, sealed sample bags are stored in a locked facility. Samples are shipped via air to Témiscamie float plane base, trucked to Chibougamau and from there sent by courier to the Geo-analytical Laboratories at the Saskatchewan Research Council (“SRC”) in Saskatoon, in the Province of Saskatchewan in Canada.  The laboratory is accredited by the Standards Council of Canada as an ISO/IEC 17025 Laboratory for Mineral Analysis Testing.  On arrival at SRC, samples are sorted into lots according to radioactivity level and prepped and analyzed in that order. Samples are dried and jaw crushed to 60% passing -2 mm and 100 g to 200 g sub sample split out using a riffler.  The sub-sample is pulverized to 90% passing 106 microns using a ring and puck-grinding mill.  The mills are cleaned between samples using steel wool and compressed air.

After sample preparation, SRC analyzes for U3O8 content by several means.  ICP 4-3R (partial digestion) and fluorimetry are used on samples with U3O8 less than 100 PPM.  ICP 4-3 (total digestion) is employed on samples with normal to high radioactivity, hence for the majority of the samples submitted.  Samples with greater than 1,000 PPM U3O8 are also subjected to an Aqua Regia digestion before determination of wt% U3O8 also by ICP.  The Company independently adds one blank sample and one quarter split duplicate each with every 14 samples.  Results are reviewed on an ongoing basis.

In addition to chemical analysis, the Company employs a down-hole gamma probe instrument to estimate uranium grades.  Prior to probing, the holes are washed to eliminate minor mineralization smearing or radon effects.  Probe results, in cps units, are converted to eU3O8 (equivalent U3O8) using well-established algorithms specifically calibrated to the Matoush deposit.  A calibration hole (MT-07-29), for which there are complete chemical analyses, is probed at least once per month to ensure the probe is calibrated accurately and functioning properly.  Results are also compared with chemical analysis when received.  Discrepancies in results are immediately investigated and corrected.

Analytical results are received and imported into the Company’s database. Laboratory replicates and laboratory standards are checked. Internal duplicates, blanks and standards are checked. Analytical drift from expected results triggers re-analysis.

Results are also compared with estimated Grade and Thickness (“GT”) values from in-situ down-hole probing, and with counts per second (“CPS”) values logged during initial core logging procedures.

In the following text covering in details exploration works on the Company’s properties, the letter “e” in “eU3O8” represents the estimated or equivalent value of U3O8 as determined by downhole calibrated geophysical probing.

Further information on the various technical subjects relating to exploration work for uranium, namely the “eU3O8” and “CPS” nomenclatures, exploration program analysis methods, sampling techniques, quality control for the results obtained by the gamma probe and laboratory chemical analyses is available on the Company’s website at www.stratecoinc.com in section “Corporation” subsection “Q/A and Q/C” and in this annual report at Item 2 Properties- in Note 1: Detailed Uranium exploration analytical procedures.

Item 2A.     MATOUSH PROJECT

The map in Figure 2 below represents the Company interests in different properties constituting the MATOUSH PROJECT including MATOUSH PROPERTY, MATOUSH EXTENSION PROPERTY, ECLAT PROPERTY and PACIFIC BAY-MATOUSH PROPERTY.

The MATOUSH PROJECT (See subsection A) is located in the Otish Mountains in northern Quebec, Canada, about 300 kilometres north of Chibougamau, and consists of the MATOUSH PROPERTY (See subsection A.1), MATOUSH EXTENSION PROPERTY (See subsection A.2), ECLAT PROPERTY (See subsection A.3) and PACIFIC-BAY-MATOUSH PROPERTY (See subsection A.4). The MATOUSH PROJECT presently covers 590 claims for a total area of 32,195.54 hectares. The project is accessible by air, and in winter by the Eastmain winter road, which runs about seven kilometres to the west of the Project. The winter road has been upgraded over a 142-km length to allow access to the camp and transport of equipment and fuel required for 2008. During the year 2008, this road allowed four new fuel tanks and about 850,000 litres of fuel to be brought to the site, as well as an additional drill. The workers and consultants benefit from a 50 persons camp completed in 2007 with all modern commodities.

The technical data for the MATOUSH PROJECT is based on technical reports dated September 27, 2007 and September 16, 2008 that comply with Canadian National Instrument 43-101 on standards of disclosure for mineral projects (“NI 43-101”) prepared and revised by R. Barry Cook, P. Eng. And David A. Ross, M.Sc., P.Geo., of Scott Wilson Roscoe Postle Associates Inc. (“Scott Wilson RPA”), designed as qualified persons under NI 43-101. All other technical data contained in this annual report has been revised by Mr. Jean-Pierre Lachance, B. Sc. Geo., Executive Vice President of the Company, also designed as a qualified person.

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

In early January 2008, the Company began a 40,000-metre drilling program on the MATOUSH PROJECT and planned a budget of $22 million in exploration works.

In the first quarter of 2008, the Company carried out an extensive drilling program on its wholly owned MATOUSH PROPERTY, located in the Otish Mountains, 300 km north of Chibougamau and the Company obtained interesting drill results at the MATOUSH PROJECT. The potential and size of the new MT-22 mineralized zone was confirmed, as well as the extension of the AM-15 zone at depth. In terms of exploration work per se, four active drills drilled 29 holes on the entire MATOUSH PROJECT in the first quarter, for a total of 14,714 metres. Two drills were assigned to the MT-22 zone and a third to drill holes on a lake to test the southern extension of the AM-15 lens in the CBF, which could not be drilled the preceding winter. The fourth drill was assigned to the ECLAT PROPERTY, at the southern end of the MATOUSH PROJECT.

In the second quarter of 2008, drilling was primarily focused on the new MT-34 mineralized zone that lies in the depth extension of the AM-15 zone, as well as on the MT-22 mineralized zone. Two of the three drills operating in June 2008 on the MATOUSH PROPERTY had been assigned to exploration and resource definition of the MT-34 zone, whose discovery had recently been made by the Company in April, 2008. The third drill was outlining the resource on the MT-22 zone, also discovered by the Company in the fall of 2007. The fourth drill operational on MATOUSH PROJECT was placed at the disposal of other mining companies working in the Otish Mountains in June 2008.

Third quarter exploration work on the MATOUSH PROJECT essentially consisted of drilling and prospecting. A total of 16,837 metres were drilled in 52 holes. Of this total, 15,327 metres (45 holes) were drilled on the MATOUSH PROPERTY and the remaining 1,510 metres (7 holes) on the PACIFIC BAY-MATOUSH PROPERTY.

The Company prospected in the Laurent Martin area, 5.0 km to the east of the AM-15 lens, where a train of boulders including one that returned nearly 60,000 counts per second had been identified during prospection in summer 2007.

In the fourth quarter, drilling continued on the MATOUSH PROJECT with two drills in the northern and southern extensions of well-defined lenses and also along the Matoush fault with the objective to identify new mineralised lenses.

Twenty-three drillings have been completed for a total of 9,517 metres during the fourth quarter. These drillings explored at the North of the MT-22 lens and the south of the MT-34 lens.

Even if to this day the results are not yet economical, they are however very encouraging and justify further drilling in this area for the winter of 2009.

In 2008, a total of 119 holes were drilled on the MATOUSH PROJECT for a total of 59,603 meters leading to the delineation of more than 16 M pounds U3O8.

In February 2009, the Company began an important 30,000-metre drilling campaign on the MATOUSH PROJECT covering the entire MATOUSH PROJECT, including MATOUSH, MATOUSH EXTENSION, ECLAT, PACIFIC BAY-MATOUSH and MISTASSINI properties where an airborne survey was completed in January 2009, with two new drills recently brought on site by the winter road.

First and foremost, one drill is assigned to the extension of MT-34, drilling at depth between -550 metres and -650 metres. The second drill was mobilized to drill the "Rabbit Ears South" sector of the PACIFIC BAY-MATOUSH property. A 1,500-metre drilling program was planned, following the revision and interpretation of the exploration work done in 2008. Highly radioactive boulders reaching 60,000 counts per second were discovered in this area.

The exploration budget for the year 2009 is $15 M of which $6 M is for drilling. The total budget includes the continuation of work and studies needed in order to obtain the permits for the upgrade of the winter road in a 4-season road and for the site preparation for the underground exploration program by ramp.

In addition to the two drills, various equipments including four additional 50,000 litres fuel tanks and 500,000 litres of fuel, has already been brought to site by the winter road.

Since the beginning of exploration in 2006, 126,509 metres have been drilled on the MATOUSH PROJECT.

The MATOUSH PROJECT remains the Company’s priority in the pursuit of its objective to become the first Québec Company to advance a uranium exploration project to the underground exploration stage and to outline sufficient resources to produce eventually a minimum of 2,000,000 pounds of U3O8 per year for at least 10 years.

ITEM 2A.     MATOUSH PROJECT:

A.1.

MATOUSH PROPERTY

The Company owns a 100% interest in this uranium property representing for the moment the main focus of the MATOUSH PROJECT located about 300 km north of Chibougamau, in the Otish Mountains, 300 km north of Chibougamau, in Québec, Canada (See Figure 1 for regional location of the MATOUSH PROPERTY).

Location and Access

This property is accessible by air, and in winter by the Eastmain winter road, which runs about seven kilometres to the west of the property.12

Mining Claims

The property consists of 25 claims covering an area of 1,328.46 hectares.

A letter of intent dated May 12, 2005 provided for the Company to earn a 51% interest from Ditem Explorations Inc. ("Ditem"), which owned then a 100% interest in the MATOUSH PROPERTY, in consideration of payments totalling $125,000 over two years, including $5,000 on signature of the agreement; $750,000 in exploration work over three years, including $200,000 the first year; and the issuance of 600,000 common shares of the Company over two years. The Beaver Lake Area project, which lied approximately 20 kilometres to the west, was also covered by this initial agreement.

A new letter of intent was signed with Ditem on February 21, 2006, giving the Company a 100% interest in the MATOUSH PROPERTY under the following terms: The Company paid $10,000 at the execution of the letter of intent and within five days following approval of the transaction by regulatory authorities, the Company paid to Ditem $140,000 and issued to Ditem 400,000 common shares. The shares were subject to a resale restriction of four months plus a day. Ditem became entitled upon production to a 2% NSR, as defined by industry standards. The claims in the Beaver Lake area have not been renewed by the Company upon acquisition of this 100% interest in the MATOUSH PROPERTY.

Uranium Potential

The Otish Mountains area is well known for its uranium potential, particularly due to exploration conducted by Uranerz Exploration and Mining (“Uranerz”) and Cogema in the late 1970s and early 1980s.

The results of exploration conducted by Uranerz in the early 1980s before uranium prices tumbled, as well as those obtained by the Company in 2006, 2007 and 2008, indicated that the MATOUSH PROPERTY had a very good potential.

Uranerz only explored a 900-metre section of the Matoush structure, which had been traced over 3,900 metres on this property. The Matoush structure was discovered in the early 1980s by the German company. In 1984, Uranerz drilled 23 holes, including Hole AM-15, which returned a 16-metre intersection at a vertical depth of 200 metres grading 0.95% U3O8 or over 20 pounds of U3O8 per tonne of ore, a very high grade by today’s standards. Due to low uranium prices from 1985 to 2005, the uranium potential of the MATOUSH PROPERTY was not explored any further. Uranerz exploration work results dated from the late 1970s and early 1980s and preceded the Canadian National Instrument 43-101 (“NI 43-101”)

Cautionary Note: A qualified person has not done sufficient work to classify the historical estimate by Uranerz as current mineral resources or mineral reserves. The Company does not consider resources or reserves of an historical estimate to be mineral resources or mineral reserves, as these categories are defined in articles 1.2 and 1.3 of the NI 43-101, as amended. The investor or reader should not rely upon this historical estimate.

This exploration work by Uranerz served however as the Company's point of departure for exploration of the MATOUSH PROPERTY.

The holes drilled on the MATOUSH PROPERTY indicated that the uranium mineralization was closely linked to the fuschite and tourmaline alteration on both sides of a gabbro dike in the sediments. The alteration envelope associated with the Matoush structure was symmetrical, with an average thickness of 40 metres. Typically, adjacent to and moving outward from the dike was first a tourmaline zone, then a chlorite-fuschite-muscovite zone and a limonite-hematite zone.

In 2006, the Company carried out surface exploration on the property. Work for 2006 and 2007 consisted of more than 80,000 metres of surface drilling. In 2007, the Company drilled a total of 51,449 metres on this property.

Given the structural context at Matoush, various zones of varying grade and thickness were outlined using a smaller drill grid.

It should be noted that the southern extension of the AM-15 zone was tested in the winter of 2006-2007 along the ACF unit that hosts the AM-15 resources.

Detailed geological interpretation of the AM-15 zone as part of the NI 43-101 resource estimate in September 2007 revealed that the AM-15 zone dips about 200 to the south and that the mineralization appears to continue in the underlying CBF unit. Drilling carried out on the lake ice showed clearly that the AM-15 zone continues at depth toward the south.

The five holes drilled in the less porous, 75-metre thick intermediate CBF unit all intersected the fault zone, with variable thicknesses and grades that averaged 0.08% eU3O8 over 4.2 metres. The mineralization extends to the lower CBF contact, and the goal was to explore the underlying ACF unit in the extension of the AM-15 zone plunge.

The potential of this major mineralized zone was supported by the marked presence of fuschite alteration and the absence of dykes in the three most northern holes (MT-08-001, MT-08-003, MT-07-129), which returned the best intersections. Drilling on the AM-15 lens had shown that the best intersections corresponded to the intensity of the fuschite alteration and the absence of dykes.

The drill results resulted in an initial resource estimate for the AM-15 zone in September 2007, discovery of a new zone (MT-22) and confirmation of the extension of the AM-15 zone at depth. On September 27, 2007, Scott Wilson Roscoe Postle Associates Inc. (Scott Wilson RPA) completed a NI 43-101 technical report on the Matoush property, including a resource estimate on the AM-15 core zone.

Scott Wilson RPA prepared the initial mineral resource estimate for the AM-15 core zone at Matoush using drill hole data available as of September 27, 2007. This technical report concluded that, Indicated mineral resources were estimated to total 201,000 tonnes grading 0.79% U3O8 containing 3.48 million pounds of U3O8. Inferred mineral resources were estimated to total 65,000 tonnes grading 0.43% U3O8 containing 0.62 million pounds.

Results of this resource estimate have been described in details in Form 10-KSB for the year ended December 31, 2007 at Item 2 Properties-Matoush Property.

Through geophysical surveys and several drill holes on the Matoush property, the Company also established the presence of the Matoush fault and sedimentary horizons ACF-3 (AM-15 zone) and ACF-4 (MT-22 and MT-34 zones) on a distance of over 15 km, including a mineralized section located by Hole EC-08-01, 8.5 km south of the AM-15 zone. This hole intersected 0.15% eU3O8 over 2.1 metres at a vertical depth of 550 metres in the ACF-4. These ACF horizons of coarse sediments represent a favourable context for uranium precipitation.

Two holes drilled in the ACF-4 (MT-08-019 and MT-08-027) proved encouraging, both in terms of geological context and the potential size of the mineralized body and showed a fault offset that is a prime site for uranium precipitation.

During the second quarter of 2008, the drill results confirmed the potential in uranium sought by the Company, especially on the MT-34 zone, which lies in the ACF-4, as does the MT-22 zone.

Extensive surface exploration and airborne VLF geophysics were carried out during the summer 2008 on MATOUSH PROPERTY.

During the third quarter of 2008, the exploration holes drilled in the northern extension of the AM-15 zone (600 m to the north) and the MT-22 zone (200 m to the north) resulted in the identification of a new fault, the Coonishish fault. This fault lies about 200 m east of the Matoush fault and is sub-parallel to it. Two sections spaced at approximately 75 metres were drilled to determine the fault’s strike and dip and assess its uranium potential. The task proved relatively arduous, as the Coonishish fault is cut by other siliceous, clayey faults. From an exploration perspective, the results were compelling, as the genesis model allowed the confirmation of a second system detached from the Matoush fault. The Coonishish fault was intersected in almost all the layers: ACF 1, 2 and 3 and CBF 1, 2 and 3.

Only one hole has intercepted mineralization to date, with the notable presence of fuschite alteration, which remains a key element for exploration. Hole MT-08-084 returned an intersection of 0.04% eU3O8 over 2.0 metres.

Exploration work

MT-22 ZONE

The new MT-22 mineralized zone discovered by the Company in 2007 on the MATOUSH PROPERTY lies under the AM-15 zone and is parallel to its plunge. The MT-22 lens drilled on a grid of approximately 100 m, lies at a vertical depth of between -300 m and -650 m and over a length of 450 m, between sections 31+50S and 27+00S and remained open to the north over its full height (350 m) (see longitudinal section on the Company’s website: www.stratecoinc.com). Given the known structural context of MATOUSH PROPERTY, several lenses with various grades and thicknesses were expected from drilling on a tighter grid and were also expected to return significant grades at the intersection with the Matoush fault.

In comparison, the AM-15 zone is 50 metres high and 300 metres long, contained an estimated resource of 4.1 million pounds of U3O8 according to the Technical Report on the Matoush Uranium Project Central Quebec, Canada NI 43-101 of Scott Wilson RPA dated September 27, 2007.

Between November 2007 and March 2008, more than 25 holes had been drilled on this new MT-22 zone. Good results on the MT-22 zone were obtained in the two last holes drilled in 2007, MT-07-129 and MT-07-130, and were located 80 metres apart at the same depth, -350 metres. Hole MT-07-129, which intersected 8.3 metres at 0.24% eU3O8, including 3.7 metres at 0.51% eU3O8, was encouraging, particularly as the alteration halo in this hole is identical to that of the AM-15 zone.

The holes drilled in the first quarter of 2008 on the MT-22 zone proved positive, with impressive intersections that confirm the importance of this major new zone. The best intersections included Hole MT-08-003, with 2.86% eU3O8 over 5.8 metres including 4.48% eU3O8 over 3.4 metres and Hole MT-08-013 with 0.52% eU3O8 over 7.2 metres.

In February 2008 the Company intersected a new high grade section at the North End of the MT-22 lens and in March 2008, the Company realised that the MT-22 mineralized zone on the MATOUSH PROPERTY, discovered at depth under the AM-15 zone, was proving to be major and planned for 50,000 metres of drilling during the year 2008 on this property.

During the second quarter of 2008, drilling on the MT-22 mineralized zone, continued on a 50-metre grid in preparation for the next resource estimate. The results for this zone were conclusive. The best results were obtained in holes MT-08-022, 028, 036 and 043. Hole MT-08-022 intersected 0.37% eU3O8 over 18.4 m, including 1.16% eU3O8 over 5.3 m. Hole MT-08-027, drilled in early April 2008, returned an exceptionally wide mineralized section of 63 metres downhole, representing a true width of about 23 metres. The hole intersected 0.05% eU3O8 over 63.2 metres, including 0.13% eU3O8 over 8.0 metres showing a strong potential for this sector. Hole MT-08-028 intersected 0.47% eU3O8 over 41.6 m, including 2.40% eU3O8 over 7.0 m. Hole MT-08-036 intersected 0.41% eU3O8 over 7.5 m, including 1.25% eU3O8 over 2.0 m, and Hole MT-08-043 intersected 2.45% eU3O8 over 10.5 m, including an high-grade section of 2.0 m at 8.97% eU3O8.

The most interesting holes drilled up to the end of the second quarter on the MT-22 zone are indicated in bold in the following table:

Hole	Collar		Az. (º)	Angle (º)	From (m)	To (m)	Core length (m)	% eU3O8	Max. cps	lb/tonne
	East	North
MT-08-001	13+46E	27+00S	264	-45	707.2	709.5	2.3	0.62	20,000	13.64
MT-08-003	12+40E	26+50S	273	-45	573.5	580.3	6.8	2.43	65,000	53.46
Including					576.6	580.0	3.4	4.48		98.56
MT-08-013	12+15E	27+42S	264	-60	467.1	474.3	7.2	0.52	8,300	11.44
Including					469.5	471.5	2.0	1.21		26.62
MT-08-015	12+78E	26+52S	276	-63	565.8	567.1	1.3	0.85	10,000	18.70
					584.6	591.3	6.7	0.47		10.34
MT-08-018	12+75E	26+50S	262	-65	636.9	638.1	1.2	0.90	25,000	19.80
MT-08-020	11+55E	28+70S	267	-64	455.3	463.6	8.30	0.31	1,900	6.82
MT-08-022	11+70E	28+05S	267	-62	450.5	468.9	18.40	0.37	14,200	8.14
Including					451.9	457.2	5.30	1.16		25.52
MT-08-028	12+15E	27+40S	284	-59	409.9	451.5	41.6	0.47	56,000	10.34
Including					431.2	438.2	7.0	2.40		52.80
MT-08-035	13+12E	25+46S	264	-55	520.6	523.4	2.8	0.63		12.6
MT-08-036	11+72E	28+07S	277	-70	556.9	564.4	7.5	0.41		8.2
Including					562.4	564.4	2.0	1.25		25.0
MT-08-043	12+13E	27+39S	272	-61	475.0	485.0	10.5	2.45		49.0
Including					481.5	483.5	2.0	8.97		179.4
MT-08-046	12+13E	27+39S	280	-67	565.0	576.5	11.5	0.26		5.2
Including					565.0	567.6	2.6	0.81	16.2
MT-07-022	13+25E	31+50S	273	-53	769.3	769.9	0.6	1.18*	8,600	25.96
					830.8	832.2	1.4	0.31*		6.83
MT-07-101	12+40E	30+60S	275	-48	524.1	526.6	2.5	0.25	5,900	5.50
MT-07-116	14+81E	28+96S	275	-49	797.6	798.9	1.3	0.72	32,000	15.84
MT-07-120	15+64E	28+03S	275	-45	840.2	840.8	0.6	0.36	5,000	7.92
MT-07-126	13+94E	30+80S	275	-45	753.5	760.8	7.3	0.10	5,800	2.20
MT-07-129	11+93E	28+65S	269	-47	491.6	499.9	8.3	0.24	6,400	5.28
Including					496.2	499.9	3.7	0.51		11.22
MT-07-130	11+93E	28+65S	280	-47	499.3	504.3	5.0	0.11	1,020	2.42
Including					499.3	501.0	1.7	0.24		5.28

* Grades determined by chemical analysis

The true width of the mineralized sections has not yet been determined.

These equivalent uranium values were generated by the Gamma probe.

During the third quarter of 2008, five holes (3,096 metres) were drilled for the definition of the MT-22 zone on the MATOUSH PROPERTY. Two holes (MT-08-061 and 064) were drilled in the MT-22 zone to provide geological information within the mineral resource envelope. The three other holes (MT-08-077, 079 and 080) were drilled within the envelope in the northern extension of the MT-22 zone between the -400 m and -450 m levels. The hole MT-08-077 intersected 0.80% eU3O8 over 7.0 m, including 2.07% eU3O8 over 2.2 m.

The holes in the northern part were drilled from 500 metres to 1 km from the MT-22 zone, between sections 18+00S and 22+00S, from near surface to -425 metres. These holes failed to intersect any new zones. However, three of the four holes drilled on section 20+00S intercepted very strong fuschite alteration, which represents a favourable environment for the deposition of uranium mineralization. The best result was obtained in Hole MT-08-098, which returned a grade of 0.06% eU3O8 over 2.8 metres in the ACF 3.

These results were not part of the latest resource estimate of September 2008 since the cut-off date of this new technical Report was July 25, 2008 (See Item 2. A-1, sub-section entitled: NEW TECHNICAL REPORT).

All the results of MT-22 zone can be viewed on the longitudinal section on the Company’s website, at www.stratecoinc.com.

MT-34 ZONE

During the winter of 2006-2007, the Southern Extension of the AM-15 zone was drilled along the ACF horizon hosting the AM-15 estimated resources.

Detailed geological interpretation of the AM-15 zone revealed that the zone dipped about 200 to the south, and that the mineralization appeared to continue in the underlying CBF unit. Drilling to be carried out on the lake ice began at the end of January 2008. The holes drilled show clearly that the AM-15 zone continues at depth toward the south. The goal was then to explore the underlying ACF layer, the same unit that hosted the MT-22 zone to the north.

In 2008, the Company explored and outlined the Southern Extension of the AM-15 zone at depth. This new zone had returned impressive core lengths with lower U3O8 grades than the AM-15 and MT-22 zones. However, it should be noted that exploration of this area had just begun, and based on the MT-22 zone model, there were likely high-grade zone in the ACF at depths of between -300 and -650 metres.

Five holes were drilled in the CBF unit, and intersected values similar to those seen in the same CBF unit above the MT-22 zone.

This drilling on the Southern Extension of AM-15 led to the discovery of a new mineralized zone, the MT-34 lens, on the Company’s MATOUSH PROPERTY at the end of April 2008.

Drilled in this new area at the end of the first quarter of 2008, holes MT-08-019 and MT-08-027 (see table above) revealed a major displacement of the Matoush fault between the two holes. Hole MT-08-034 was planned on the basis of this observation.

The understanding of the geology and mineralization obtained from two years of work led to the discovery of this new, high-grade uranium zone and could likely result in the discovery of other mineralized zones. In fact, work by the Company has shown that the high-grade areas of the AM-15 and MT-22 uranium zones are associated with horizontal displacement of the Matoush fault.

The new zone, named MT-34, was intersected by Hole MT-08-034 at a vertical depth of 370 metres, south of the AM-15 and MT-22 zones. The Hole MT-08-034 was the most interesting hole drilled by the Company at that time on the MATOUSH PROPERTY (the location of Hole MT-08-034 can be seen at www.stratecoinc.com).

Hole MT-08-034 had intersected mineralization over a 54.4-metre section of drill core and graded an average of 0.69% eU3O8, including a 28.0-metre section grading at an average of 1.32% eU3O8 (29 lbs/tonne) and a 4.80-metre section with a grade of 6.13% eU3O8 (135 lbs/tonne). The true width of the mineralized sections had not yet been determined. The equivalent uranium values were generated by the Gamma probe.

Following Hole MT-08-034, 11 other holes were drilled in the MT-34 area to test the extensions of this new mineralized zone. The results were conclusive, showing a high-grade core within the MT-34 zone. Hole MT-08-047 intersected a 10.0-metre mineralized zone grading an average of 2.24% eU3O8, including a 3.0-metre section grading 3.20% eU3O8 at a vertical depth of 454 metres, about 70 metres south of Hole MT-08-034.

The most interesting hole drilled on the MT-34 zone were: Hole MT-08-047, at a vertical depth of 454 metres about 70 metres south of MT-08-034, which intersected a 10.0-metre mineralized section grading an average of 2.24% eU3O8, including 3.0 metres with a grade of 3.20% eU3O8.

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

The most interesting results for holes drilled on the MT-34 zone are indicated in bold in the following table:

Hole	Collar		Az. (º)	Angle (º)	From (m)	To (m)	Core Length (m)	% eU3O8	lb/tonne
	East	North
MT-08-034	9+86E	33+48S	268	-67	383.5	437.9	54.4	0.69	13.8
Including					383.3	411.3	28.0	1.32	26.4
Including					397.8	402.6	4.8	6.13	122.6
MT-08-037	10+55E	32+08S	262	-61	380.2	399.3	19.1	0.10	2.0
Including					396.2	399.3	3.1	0.22	4.4
MT-08-041	11+48E	34+75S	277	-51	557.8	564.8	7.0	0.13	2.6
MT-08-047	12+42E	32+97S	259	-46	616.3	626.3	10.0	2.24	44.8
Including					619.3	622.3	3.0	3.20	64.0

The true width of the mineralized sections has not yet been determined.

The equivalent uranium values were generated by the Gamma probe.

Holes MT-08-062 and MT-08-068, drilled to an approximate depth of -450 m about 190 m north of the heart of the MT-34 zone, returned interesting results, with respective intersections of 1.86% eU3O8 over 3.1 m (including 2.3% eU3O8 over 2.3 m) and 0.05% eU3O8 over 1.39 m. In the depth extension, hole MT-08-058 (-530 m) returned a notable intersection of 0.03% eU3O8 over 19.3 m, including 0.13% U3O8 over 1.6 m. Hole MT-08-069 (-580 m) returned 0.19% eU3O8 over 1.0 m. (The hole pierce points and results can be seen on longitudinal section on the Company’s website at www.stratecoinc.com).

Hole MT-08-105 intersected 0.06% eU3O8 over 3.5 metres and Hole MT-08-107 intersected 0.02% eU3O8 over 7.1 metres, including 0.10% eU3O8 over 0,9 metres.

Finally, six holes were drilled in the MT-34 zone extensions, particularly the southern extension. The best hole was MT-08-083, which returned 0.16% eU3O8 over 7.7 metres, including 0.37% eU3O8 over 1.2 metres. Drilling ended on December 5, 2008.

With the exception of Hole MT-08-062, these holes were not part of the resource estimate as of July 25, 2008 (See following Item 2 A.1, sub-section entitled: NEW TECHNICAL REPORT).

Exploration works - summary

Between January and June 2008, 52 holes were drilled on the MATOUSH PROPERTY for a total of 27,900 metres of the 2008 program of 55,000 metres of drilling. The Company had drilled at that time nearly 100,000 metres since it began exploring the MATOUSH PROPERTY in 2006. In June 2008, the Company obtained drill results for the MATOUSH PROPERTY.

In the third quarter of 2008, twelve holes were drilled in the area of the MT-34 zone to test the extensions to the north and at depth along the presumed plunge of the zone. Overall, the results were encouraging, with the Matoush fault intersected in every hole and the notable presence of fuschite, a strong indicator of the presence of uranium mineralization.

Since the cut-off date of July 25, 2008, for the results of drilling to be used in a new technical report (see of Item 2, next subsection NEW TECHNICAL REPORT) drilling continued with three drills. Two of the drills operating on the MATOUSH PROPERTY were assigned to exploration and resource definition of the new MT-34 zone and exploration to the south of the MT-34 zone, which is open on 12 km. The third drill was outlining the resource on the MT-22 zone and exploring to the north of MT-22.

During the fourth quarter, twenty-three drillings have been completed for a total of 9,517 metres. These drillings explored at the North of the MT-22 lens and the south of the MT-34 lens.

The results of drilling to the south of the MT-34 zone between sections 40+00S and 44+50S were more compelling. Located from 500 to 1 km south of the MT-34 zone, where drilling took place in 2007 on the upper part of the zone, in the ACF 3 and the CBF. Several intersections merited attention.

The drilling done in the last quarter of 2008 in this area mainly targeted the upper part of the ACF 4, except for MT-08-107, the last hole drilled by drill 1458, which intersected the Matoush fault at a vertical depth of 525 metres.

Even if to this day the results are not yet economical, they are however very encouraging and justify further drilling in this area for the winter of 2009.

NEW TECHNICAL REPORT

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

1. Mineral Resource Classification, Category and Definition

The Canadian Institute of Mining, Metallurgy and Petroleum (CIM) guideline for resource classification includes the following definitions, which are pertinent to the classification of the Matoush Property resource:

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

The new Technical Report on the Mineral Resources Update for the Matoush Uranium Project Central Quebec, Canada, NI 43-101 resource estimate completed by Scott Wilson Roscoe Postle Associates Inc. ("Scott Wilson RPA") on September 16, 2008, assessed the resources for the MATOUSH PROJECT of the AM-15, MT-22 and MT-34 zones. On September 18, 2008, the Company deposited on SEDAR, (www.sedar.com), this new technical report prepared by Mr. R. Barry Cook, P.Eng. and Mr. David A. Ross, P.Geo.of Scott Wilson RPA, who are qualified persons pursuant to NI 43-101.

Scott Wilson RPA has updated the NI 43-101 Resource estimate for the Matoush uranium project using drill hole data available as of July 25, 2008, at a cut-off grade of 0.05% U3O8.  Indicated mineral resources were estimated to total 250 thousand tonnes grading 0.68% U3O8 containing 3.73 million pounds U3O8. Inferred mineral resources were estimated to total 1.3 million tonnes grading 0.44% U3O8 containing 13.07 million pounds U3O8. The Mineral Resources are contained within three zones: AM-15, MT-22 and MT-34.

This new resource estimate showed, as of August 2008, with the data as of July 25, 2008, an increase of 300% from the last technical report pursuant to NI 43-101 dated September 27, 2007.

Scott Wilson RPA concluded that there is also potential for unconformity-type uranium deposits on the MATOUSH PROPERTY.

There are no mineral reserves estimated at Matoush. See longitudinal section on www.stratecoinc.com.

	Tonnes	Grade
	(x 1,000)	(% U3O8)	(x 1,000)
Indicated
AM-15	162	0.52	1,840
MT-34	88	0.97	1,890
Total Indicated	250	0.68	3,730

Inferred
AM-15	16	0.14	50
MT-22	801	0.38	6,680
MT-34	527	0.55	6,350
Total Inferred	1,344	0.44	13,070

Notes:

1.

CIM Definitions were followed for Mineral Resources.

2.

The cut-off grade of 0.05% U3O8 was estimated using a price of US$55/lb and assumed operating costs.

3.

Wireframes at 0.05% U3O8 and a minimum true thickness of 1.5 metres were used to constrain the grade interpolation.

4.

High U3O8 grades were cut to 9% prior to compositing to two metre lengths

5.

Several blocks less than 0.05% U3O8 were included for continuity or to expand the lenses to the minimum thickness.

6.

Totals may not sum correctly due to rounding.

The Matoush drill holes included 257 diamond core holes totalling more than 98,000 m. A set of cross sections and plan views were interpreted to construct three-dimensional wireframe models at a cut-off grade of 0.05% U3O8, and a minimum true thickness of 1.5 metres. High U3O8 values were cut to 9% U3O8 prior to compositing to two metres. Variogram parameters were interpreted from two metres composited U3O8 values. Block model U3O8 grades within the wireframe models were estimated by ordinary kriging. More than 98% of the U3O8 values in the drill hole database used in the grade estimate were derived from chemical analysis. The remaining values, from 27 of the most recent drill holes, were derived from gamma-probe data.

Classification into the Indicated and Inferred categories was guided by the drill hole density, interpreted variogram ranges and the apparent continuity of the mineralized zones.

The Inferred category had a general drilling grid of approximately 50 metres by 50 metres up to 70 metres.

SCOPING STUDY

Concurrently with the New Technical Report discussed in the preceding subsection, the Company had also mandated Scott Wilson RPA with the participation of Melis Engineering Ltd. for capital and processing costs, Golder Associates for radiation, environment and reclamation costs and SD Energy Associates Ltd. (SD Energy) for marketing and price determination to prepare a Scoping Study in order to begin underground exploration in mid-June 2009.

The Scoping Study report entitled: Technical Report on the preliminary assessment of the Matoush Project, Central Quebec, Canada, NI 43-101 Report dated December 17, 2008 provides first economics assessment of the Company’s 100% owned MATOUSH PROPERTY.

The following technical data has been read and revised by Jean-Pierre Lachance, Geo., Executive Vice President of the Company and Normand L. Lecuyer, P. Eng., Principal Mining Engineer and David A. Ross, P. Geo., Senior geologist at Scott Wilson RPA, who are the qualified persons as defined under NI 43-101.

The Scoping Study is based on the NI 43-101 compliant, indicated and inferred resource estimate, established by Scott Wilson RPA in its Technical Report on the Mineral Resource Update for the Matoush Uranium Project, dated September 16, 2008, based on drilling results as of July 25, 2008 that does not include results of the subsequent drilling program which shall be the subject of an updated NI 43-101 technical report in 2009 (see the preceding table entitled Mineral Resource Estimate for Matoush, July 25, 2008 showing results of inferred and indicated resources in preceding subsection NEW TECHNICAL REPORT).

Mineral resources that are not mineral reserves do not have demonstrated economic viability. The Scoping Study is preliminary in nature. It includes indicated and inferred mineral resources that are considered too speculative geologically to have the economic consideration applied to them that would enable them to be characterized as mineral reserves and there are no certainties that the Scoping Study will be realized.

The following is a summary of the Scoping Study results. The complete report was made available on the Company’s website (www.stratecoinc.com) and on SEDAR (www.sedar.com) as of December 23, 2008.

I.

ORE PRODUCTION AND RECOVERED METAL

The mining plan was developed on mineral resources configuration. Recovered metal is based on metallurgical tests done at SGS Lakefield Research Ltd. (Lakefield) in Lakefield, Ontario, Canada; an average of 97.6% recovery is used.

Year	Mill Feed (x 1,000) Tonnes	Grade % U3O8	Recovered Metal 97.6% (x 1,000 pounds) U3O8
1	175.0	0.633	2,382
2	236.3	0.454	2,306
3	262.5	0.362	2,046
4	262.5	0.553	3,124
5	262.5	0.439	2,479
6	262.5	0.372	2,100
7	188.4	0.267	1,082
TOTAL	1,649.7	0.437	15,519

II.

REVENUE

The price scenario was established by SD Energy with a long term price from US$60.00 to US$90.00 per pound U3O8 over the life of the project with an evaluation price of US$75.00 per pound U3O8.

The exchange rate US$/CAN$ is 0.85.

Transport to smelter in North America is $0.10 per pound.

Royalty 2%.

(x 1,000) CAN$
Gross Revenue	1,369,515
Transport to smelter	1,552
Royalty	27,359
NSR Gross Revenue after the Royalty	1,340,604

III.

OPERATING COSTS

Mining	$82.80/T milled	Maintenance	$24.84/T milled
Process	$107.77/T milled	Site services	$28.96/T milled
Power (generators)	$35.75/T milled	G&A	$22.41/T milled
Average Operating Cost: $302.53/T milled
CAN$32.15/pound		US$27.33/pound

IV.

OPERATING PROFIT

Year	(x 1,000) CAN$	Year	(x 1,000) CAN$
1	133,894	5	142,051
2	128,177	6	109,992
3	105,145	7	23,809
4	198,453
Total Operating Profit: CAN$841,522,000

V.

CAPITAL COSTS

	(x 1,000) CAN$	(x 1,000) CAN$
Direct Capital Costs		193,443
Mine	28,159
Process	149,886
Infrastructure	15,398
Indirect Capital Costs		49,928
Contingency		53,305
Capital Spare		575
Before Start Up		297,251

Sustaining Capital (6 years)		15,564
Closure		30,000
Mine Life Capital Costs		342,815

VI.

FINANCIAL

Internal Rate of Return before Tax: 37.1%

NET PRESENT VALUE (NPV) before Tax
Discount Rate %	(x 1,000) CAN$
5	341,610
8	271,200
10	231,850
15	154,110

The Company’s management concluded upon reading this Scoping Study that even with significant inflation in operating costs in the mining industry, the MATOUSH PROJECT indicates strong economics. However, with the recent dramatic correction in the commodity prices it is possible to see the Company’s economics improve as input prices decrease. The Company continues to evaluate different engineering alternatives to enhance the project economics. Results of this Scoping Study justify, according to the Company’s management, the underground exploration program as part of the feasibility study.

The Company plans to continue to expand mineral resources with an aggressive drilling program on the MATOUSH PROPERTY as discussed in the subsections entitled: Uranium potential and Exploration Works.

ITEM 2A.

MATOUSH PROJECT

A2.

ECLAT PROPERTY

Location and Access

The ECLAT PROPERTY is located in the Otish Mountains of northern Québec, immediately south of the MATOUSH PROPERTY. The property is accessible by helicopter as well as by the winter road that links the Eastmain mine to Témiscamie. Please see Figure 1 at page 7 for the general location of ECLAT PROPERTY mining claims.

Mining Claims

The property consists of 90 mining claims covering 4,786.90 hectares. Vija Ventures Corporation (“Vija”) holds a 100% interest in the ECLAT PROPERTY. Please see the General location map of the MATOUSH PROJECT Figure 2 at page 9 for the location of the mining claims of ECLAT PROPERTY.

A letter of intent dated July 12, 2005, granted the Company an option to acquire a 100% interest on all minerals except diamonds of the ECLAT PROPERTY over a period of 4 years.

The agreement provides for the Company to earn its 100% interest by making payments totalling $150,000 over four years, including (i) $7,000 on signature of the agreement and (ii) $7,000 on the first anniversary, $20,000 on the second and third and $96,000 on the fourth anniversary, (iii) by carrying out $500,000 in exploration over four years and (iv) by issuing 600,000 common shares of the Company over three years.

Only the last payment in the amount of $96,000 remains to be paid on the fourth anniversary of the Agreement. The property is subject upon production to a 2% NSR in favour of Vija on all minerals other than diamonds and a 2% portion in favour of Vija of all gross proceeds from the eventual sale or disposition of carbon emission rights tied to the production of uranium on the property.

Uranium Potential

The property is strategically located in a relatively unexplored area with known uranium potential. It is bordered to the north by the MATOUSH PROPERTY, wholly owned by the Company, and to the south by ground staked by Cameco Corporation (“Cameco”).

The property lies in the southern extension of the Matoush structure, which was traced by Uranerz over 3,900 metres using ground VLF surveys conducted in the early 1980s. The holes drilled by Uranerz and the Company clearly showed uranium potential.

The Matoush structure also appears to continue for at least two kilometres on the ECLAT PROPERTY.

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

More drilling was done in this area during winter 2008 at the border with the Cameco property, 11.5 km south of the AM-15 zone. The first hole (EC-08-01) had to be abandoned at 759 metres because of large influxes of water and sand. However no influxes of water or sand had been encountered in AM-15 and MT-22 zones. It should be noted that the stratigraphy seen in the sediments was the same as that seen in the AM-15 area 8.5 km to the north. A clay brecchia appearing to correspond to the Matoush fault was intersected at a depth of 575 metres downhole, followed by disseminated mineralization grading 0.15% eU3O8 over 2.1 metres at 587 metres.

The next hole, EC-08-02, was drilled on the same line at a depth of 321 metres, with the pierce point 425 metres above the pierce point of EC-08-01, and would appear to indicate that locally, the Matoush fault has an inverse dip, being to the west. However, it should be noted that no anomalies were found in this hole. Finally, Hole EC-08-03 was drilled a few hundred metres north of the border with Cameco’s property, and targeted the basement rock. The basement was reached without any anomalous traces found in the sediments. The basement rock intersected was mafic in nature, and very likely represents the folded extension of the “Camie River” greenstone belt. This area will be retested in the winter of 2009.

ITEM 2A.

MATOUSH PROJECT

A3.

MATOUSH EXTENSION PROPERTY

Location and access

The MATOUSH EXTENSION PROPERTY is located north, west and east of the MATOUSH PROPERTY in the Otish Mountains, in Northern Québec. The property is accessible by helicopter as well as by the winter road that links the Eastmain mine to Témiscamie. Please see Figure 1 at page 7 for the regional location of the property.

Mining Claims

Wholly owned by the Company, the MATOUSH EXTENSION PROPERTY consists of 198 claims covering 11,503.85 hectares. These mining claims were acquired by the Company in the fall of 2005 and the winter and summer of 2006 to protect the area in the vicinity of the MATOUSH and ECLAT properties.  Please see the map of the MATOUSH PROJECT in Figure 2 at page9 for the location of the MATOUSH EXTENSION PROPERTY mining claims.

The northern border of the property is very close to the northern edge of the Otish Basin. The property is broken up by a row of mining claims belonging to Pacific Bay Minerals Ltd.

With the addition of the MATOUSH EXTENSION PROPERTY, the MATOUSH PROJECT as a whole covers 23 kilometres along its north-south axis, intersected by a 900-metre section belonging to Pacific Bay Minerals Ltd (See section Item 2. A.4 PACIFIC BAY - MATOUSH PROPERTY below).

Exploration Work and prospecting

During the year 2008, no significant exploration work was conducted on the MATOUSH EXTENSION PROPERTY except for the radiometry and magnetometry survey, which covered most of the property. On the northern portion of the MATOUSH PROJECT, on MATOUSH EXTENSION PROPERTY, exploration work in 2007 consisted in prospection and limited drilling. Prospecting was successful with the identification of an outcropping radioactive zone with 600 to 10,000 cps. Four drill holes were completed in the area for a total of 1,290 metres. Mixed results were obtained, the Matoush fault being laterally displaced.

Three holes were drilled on the same section on the Matoush Extension property in 2008 for a total of 1,473 metres. The section lies a few hundred metres north of the east-west string of Pacific Bay claims, on what should be the extension of the Matoush fault. However, none of the holes intersected the fault.

The first hole, MT-08-002, was extended to the basement without hitting the Matoush fault. Discordance was seen at a depth of 685 metres down hole. The basement rock consists of alternating granitic material and large laminae of mafic units. Many marginal uranium anomalies were intersected in the basement, the most important being 0.02% U3O8 over 4.0 metres. The subsequent holes, MT-08-006 and MN-08-01, were drilled on the same section and failed to detect the extension of the Matoush fault. No radiometry anomalies were detected.

ITEM 2A.

MATOUSH PROJECT

A.4

PACIFIC BAY – MATOUSH PROPERTY

Location and access

The PACIFIC-BAY MATOUSH PROPERTY is located in the Otish Mountains in northern Quebec, about 40 km south-west of the MATOUSH PROPERTY. The Property comprises an area of 145 square kilometres (56 square miles) in the Otish Mountains where the Company has been drilling the Matoush high-grade uranium orebody.  See Figure 2 for location of this property on the map of the MATOUSH PROJECT.

Mining claims

On January 14, 2008, the Company and Consolidated Pacific Bay Minerals Ltd. (now called Pacific Bay Minerals Ltd.) (“Pacific Bay”) executed a definitive agreement with an effective date of October 29, 2007 whereby the Company can earn a 60% interest in 277 Pacific Bay mineral claims representing 14,576.33 hectares located in the Matoush District of Québec's Otish Mountains.

The agreement calls for the Company: (i) to pay to Pacific Bay a total of $500,000; (ii) to issue 200,000 common shares of the Company over 4 years and  (iii) to incur $3 million in exploration expenditures over 4 years, including a minimum of 10,000 metres of drilling. As part of the transaction, the Company has acquired one (1) million units of Pacific Bay at a price of $0.30 per unit. Each unit consists of one common share of Pacific Bay and one warrant to purchase one common share of Pacific Bay at $0.60 per share for a period of 24 months. The shares and warrants were subject to a 12-month resale restriction period that expired on January 14, 2009.

Exploration work

Since October 29, 2007, the Company assumed direction of exploration activities on the PACIFIC BAY - MATOUSH PROPERTY. The Company is working closely with Pacific Bay field personnel to maximize the value of the exploration programs.

Four holes were drilled with the help of a Versadrill helicopter-borne drill (Major Drilling) between October 31 and November 25, 2007 for a total of 1,061 metres. These holes are all located in the southern block of the Rabbit Ears claims about 10 km north-east of the MATOUSH PROPERTY camp. These holes were drilled in an area of the property with favourable geophysical anomalies such as magnetic lineaments and airborne radiometric anomalies, as well as VLF/EM conductors. Uranium-bearing boulders have also been discovered in the area during prospecting in the summer of 2007.

Drilling on the Rabbit Ears south block intersected the two same types of sedimentary facies seen in the Matoush sector. These correspond to the active channel facies (ACF) an arkosic to subarkosic conglomeritic coarse sandstone, and the channel-bar facies (CBF), a finely laminated subarkosic fine-to-medium sandstone, of the Indicator Formation. The vertical hole, PB-07-01, confirmed a sub-horizontal bedding in this area of the basin. The best hole was PB-07-05, which intersected a 10 cm altered sandstone averaging 0.03% eU3O8.

Early August 2008, the Company started diamond drilling of uranium targets on the PACIFIC BAY - MATOUSH PROPERTY. The 1,500-metre program followed intensive ground prospecting and geological work, focused on the South Rabbit Ears claims, where outcrops, in situ radiometric anomalies, and radioactive boulder trains strongly suggest the potential of Matoush-type uranium mineralization.

Seven holes totalling 1,510 metres were drilled on the PACIFIC BAY-MATOUSH PROPERTY. The holes were drilled between August 8 and September 7, 2008 using a helicopter-transportable drill (Versa drill). The holes were drilled in the “Rabbit Ears South” sector, about 5 km east of the AM-15 zone. The targets were established for the purpose of identifying a Matoush-type uranium mineralized zone, based on the results of prospecting done in 2007 and 2008, geophysical surveys and the geomorphology study done by Poly-Géo Inc. in 2008.

Two sectors were tested (see Company’s website at www.stratecoinc.com for details). Five holes were drilled on Sector 1 to trace a potentially mineralized north-south fault similar to Matoush. The holes covered an east-west lateral distance of 630 m to a vertical depth of about 300 m. Sector 2, where two holes were drilled for a total of 596 metres, lies about 700 metres directly south of Sector 1. The goal was to test for the presence of a geophysical lineament interpreted as having a similar slip to that of the Matoush fault.

No significant mineralization was intersected during this drilling program. However, ACF and CBF layers with the same alternation as those at MATOUSH PROPERTY were encountered. From a structural perspective, no major faults comparable to the Matoush fault were intersected by drilling. Nevertheless, several highly fractured to sub-brecciated zones were seen in five holes, and potential remains for the discovery of a uranium-bearing structure. The fractured zones seen in the holes do not appear to be large enough to explain the geophysical lineaments in the sectors drilled. Additional drilling should be conducted in Winter 2009 following the data reinterpretation.

A.5 ENVIRONMENTAL STUDIES AND UNDERGROUND EXPLORATION PERMITS FOR THE MATOUSH PROJECT

In May 2007, the company retained Golder Associates to begin various environmental baseline studies that were completed in the summer of 2008. Since November 2007, Melis Engineering is conducting at the Lakefield laboratory in Ontario, Canada, metallurgical testing on the AM-15 zone ore. Initial results indicated that 98% recovery can be achieved and that the ore does not generate acid or contain arsenic. Scott Wilson Roscoe Postle Associates Inc. (“Scott Wilson RPA”) has been retained for underground design work. A call for tenders is in progress to select a mining contractor for the work once the authorizations have been obtained. About 100 people are currently assigned to the project on a permanent basis. The Company invested about $25 million in the MATOUSH PROJECT in 2006-2007; the budget for 2008 was of $22 million and for 2009 is of $15M.

The Company has maintained excellent relations with the local First Nations Cree community since 2006, using various Cree contractors whenever possible and employing local manpower. Numerous meetings have been held with Tallymen involved and the Mistassini band council to keep them informed of the MATOUSH PROJECT developments. The village of Mistassini is located 220 km south of Matoush property.

In April 2008, the Company received permission to begin the process of obtaining the authorizations required to proceed with underground exploration at its Matoush uranium project. The Company has notified the Canadian Nuclear Safety Commission ("CNSC") and Quebec Ministry of Sustainable Development, Environment Parks (“MSDEP”) Ministère du Développement durable, de l’Environnement et des Parcs by written "letter of intent" of its intention to begin the process of obtaining the permits required for planned underground exploration work planned for the end of 2009. In the context of a feasibility study, this work will essentially consist of site preparation, excavation of an access ramp to the -300-metre level, and the excavation of exploration drifts for definition drilling.

Excavation will take place in waste rock and ore. The exploration work will also allow assessment of the quantity and processing of mine water, ventilation, mining methods and ore stockpiling.

By obtaining such authorizations, the Company will become the first company in the Province of Quebec, Canada to advance a uranium exploration project to the underground exploration stage, and the first so-called junior company to do so in the present uranium price cycle, or in nearly 25 years. Currently, the Canadian companies qualified as uranium projects are Cameco Corporation, Areva and Denison Mines.

A.6 LICENCES

In April 2008, the Company received authorization to begin the process of obtaining the approvals required for an underground exploration program at its Matoush uranium project.

The Company advised the Canadian Nuclear Safety Commission (CNSC) and the Quebec Ministry of Sustainable Development, Environment Parks (MSDEP) by letter of intent of its intention to begin the process of obtaining the permits required to begin underground exploration work planned for the end of 2009.

In the context of a feasibility study, this work would essentially consist of site preparation, excavation of an access ramp to the -300 metre level, and the excavation of exploration drifts to carry out definition drilling. Excavation would take place in waste rock and ore. The exploration work would also allow assessment of the quantity and processing of mine drainage, ventilation, mining methods and ore storage.

Once it receives the required authorizations, the Company will become the first company in Quebec and the first so-called junior company in Canada in this uranium cycle, or nearly 25 years, to advance a uranium exploration project to the underground exploration stage. The other Canadian companies to have achieved this are Cameco, Areva and Denison Mines.

On July 15, 2008, as part of the underground exploration via ramp program, the Company presented its Preliminary Project Description to the CNSC, the Canadian Environmental Assessment Agency and the MSDEP for comments.  The Preliminary Project Description for the underground exploration program includes: the project components, metallurgy, mine drainage, the health and safety program, and 15 separate appendices on environmental assessment, the water treatment plant, metallurgical testing, the project timetable, etc.

Comments were received on August 21, 2008, from those in charge of the file at the Canadian Environmental Assessment Agency, and the Company provided the required information in mid-September 2008.

The Company was then told that instructions and comments would be issued by the Evaluating Committee (COMEV), which is responsible for large projects in the James Bay area of Quebec. Comments are expected in early March 2009.

On November 5, 2008, the Company filed an application for an underground exploration permit for its Matoush uranium property with the CNSC.

This application is part of the project authorization process, which began on July 15, 2008 with the filing of the Preliminary Project Description to the CNSC, the Canadian Environmental Assessment Agency and the MSDEP.

This document describing the underground exploration program can be found on the Company’s website (www.stratecoinc.com) and on SEDAR (www.sedar.com).

The upgrading of the Eastmain winter road to an all-season road has become essential. Consequently, permit applications were filed in the fall of 2008 for construction of a permanent one-lane gravel road for year-round supply of equipment and fuel to the Matoush project. This link will also substantially reduce the costs associated with the underground exploration program.

Item 2.B.

MISTASSINI PROPERTY

Location and access

The Mistassini property consists of 171 claims shown on the NTS32P map for a total area of 9,114.47 hectares (91.15 km2). It is located in the Otish Mountains approximately 40 km south-west of the Matoush property wholly-owned by the Company. Please see Regional Location Map Figure 1 at page 7 for the location of the property and Figure 3 below for the location of the claims:

MISTASSINI PROPERTY

Option Agreement

(As of November 14th 2008)

640000
650000
660000
670000
680000
5750000
5740000
5730000
5720000
N
Mistassini Claims Expiry Date
Feb. 2009
July 2009
Sept. 2009
Otish-Mistassini basin limits
62 Claims for credited work
Retained (171 claims)
0
2500
5000
7500
10000
meters
Nad27 Z18

Mining Claims

Pursuant to the letter of intent dated November 20, 2007 and following receipt of analyses for three holes drilled by Majescor Resources Inc. (“Majescor”) in December 2007 on the Lac Mantouchiche uranium prospect, the Company decided on February 14, 2008, to exercise its option right to acquire an option to earn an undivided 60% interest in Majescor’s uranium rights and uranium only on the Mistassini property.

The Option Agreement provides for the Company to acquire a 60% interest in the uranium rights on the property by carrying out a total of $1.3 million in exploration expenditures over three years. The Company reimbursed Majescor for the cost of the drilling program completed in December 2007 and spent additional sums in exploration expenses on the property for a total firm commitment of $500,000 in Year 1of the option. The remaining $800,000 in exploration expenses will be spent equally between Years 2 and 3.

During the option period, the Company will be the sole operator for all uranium exploration and will have full access to the property. Northern Superior Resources Inc., which holds 100% of the diamond rights and 50.5% of all other mineral rights to the exception of diamonds and uranium rights, renounced to conduct exploration and exploitation works for diamonds on the property during the duration of the Agreement. Furthermore, Northern Superior Resources Inc. is entitled to a 2.0% Yellow Cake Royalty on the uranium rights of the property.

The Mistassini property consisted originally at the time of the letter of intent of 721 mining claims covering 391 km2. On November 3, 2008, the Company gave 90 days notice to Majescor that it was no more interested to pursue exploration on 550 claims. As of November 24, 2008, Majescor and the Company executed a definitive agreement with an effective date of February 14, 2008. The Company maintained its option to acquire a 60% interest in the remaining 171 claims covering an area of 9,114.71 hectares.

Exploration work

The discovery hole drilled in 2002 by Majescor (MIST 02-08) on the Mistassini property had intersected 0.20% U3O8 over 4.50 metres.

In December 2007, three holes were drilled by Majescor to verify the extension down dip of Lac Mantouchiche uranium prospect. The best intersection was obtained in Hole MIST-07-03, with 18.5-metre grading 0.215% U3O8 near surface.

The Company began late February 2008, a comprehensive exploration program, which included drilling aimed at confirming the strike and dip extensions of the Lac Mantouchiche uranium prospect, as well as detailed ground mapping and prospecting.

The potential of the property as a whole was assessed primarily on the basis of geophysical data. In this regard, magnetic susceptibility data combined with systematic core radiometric data have shown a clear inverse correlation between uranium grade and magnetism. These observations strongly suggest that low magnetic zones could be used to target regional exploration on the property. The use of other geophysical surveys, such as detailed gravity and VLF-EM over the uranium discovery will also be evaluated.

As a precursor to the drilling program planned for 2009, the Company started in December 2008 and completed on January 23, 2009, a 1,869 line-kilometre helicopter-borne geophysical survey over the Mistassini property.

This technical data has been approved by Jean-Pierre Lachance, P.Geo., Executive Vice President of Strateco Resources Inc., and Zoran Madon, P.Geo., Exploration Manager for Majescor Resources Inc., both qualified persons as defined by NI 43-101.

ITEM 2C.

APPLE PROPERTY

Location and access

The property is located at 80 km southeast of Radisson, in the James Bay area in the Province of Quebec in Canada. The property is accessible by a 40 km winter road from Km 510 on the paved James Bay road. In summer, the property can be accessed by boat from the Trans-Taïga road. Float planes and helicopters are readily available in the city of Radisson. Please see Figure 1 at page 7 for the general location of the property.

Mining claims

The Apple property consists of 194 mining claims covering 9,928.13 hectares recorded in the name of the Company.

On August 28, 2007, the Company has acquired 100% the Apple uranium property, wholly owned by Virginia Mines Inc (“Virginia”) in consideration of 3,250,000 common shares of the Company.

The agreement also provided for a 2% NSR royalty payable upon production to Virginia, half of which can be bought back by the Company for $1.0 million. The transaction closed on September 6, 2007.

Figure 4 below represents the location of the claims for Apple Property:

Figure 4-2
Strateco Resources Inc.
Apple Project
Northwestern Québec, Canada
Apple Claim Group
0 2 4 6 8 10
Kilometres
UTM: NAD83-Zone 18
NTS: 32F
June 2008
N
340,000m E
350,000m E
360,000m E
370,000m E
380,000m E
5,910,000m N
5,900,000m N
5,890,000m N
5,880,000m N
APPLE NORTH
APPLE WEST
APPLE
Yasinski
Lac Shabudowan
Lac Mundou
Peuplier
Lac Kaychikwapichu
Lac Amuchiyaskwanuch
Lac Kaministikuch
Ruiss Awawachistikwach
Lac Kakautisit
Lac Nitiwapisunan
Nitiwapisinanistikw
Lac Apitukamach
Lac Achinwapachikamach
Lac Uspwakan
Lac Langelier
Lac Shpogam
Ruiss Wiminachistik
Rivière Nuwaupamanistaw
Rivière Mistaschokuskiw
Kaychikutinaw
Pointe Aychistuskaw
Pointe Anataukach
Kaupiskwachimasi
Collines Kutawanuchi
Île Mamakwasukamikw
Lac Michichipiwi
Lac Pak
Lac Amisach Wat
Lac Atikamakuch Kamiyusich
LAC
700
500
800
SCOTT WILSON RPA
www.scottwilson.com
4-4

Uranium potential

The project covers a portion of the Apple Formation, which came to light in the early 1970s with the discovery of several extensive uranium-pyrite matrixes, quartz pebble conglomerate zones.

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

Exploration work

From 1972 to 1975 Canadian Nickel Company (Canico) drilled 66 holes for a total of 14,445 metres on Apple in order to evaluate the uranium potential. In the end of 1974, Canico completed a historical grade and tonnage estimate in all categories of 9,365,000 tons grading 0.054% U3O8. Their resource estimate was prepared only for a strike length of approximately 1,000 m and to a depth of approximately 300 m; the mineralized horizon remaining opened at depth.

Cautionary Note: A qualified person has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves. The Company does not consider resources or reserves of an historical estimate to be mineral resources or mineral reserves, as these categories are defined in articles 1.2 and 1.3 of the National Instrument 43-101, as amended. The investor or reader should not rely upon this historical estimate.

In 2006, Virginia completed a helicopter-borne, combined magnetic and radiometric orientation survey over most of the actual property. The strongest radiometric anomalies were found to have a direct correspondence to the area drilled by Canico form 1972 to 1975.

On August 23, 2007, two Company’s representatives visited the property as part of a due diligence process, accompanied by two representatives of Virginia and guided by Mr. Jean-François Ouellette of Geonordic Technical Services Inc. and Mr. Michel Gauthier, Ph.D., a Professor at UQAM and Liège University in Belgium. Mr. Gauthier is very familiar with the geological context of the Apple property and has extensive experience in the uranium of the James Bay region, having been involved there since the 1970s.

During the field visit, two outcrops 2.9 km apart belonging to the same Apple Formation were seen. The strength and size of the system were also witnessed.

The second outcrop, which corresponded to the radiometry anomaly that led to the Apple discovery, is exposed over about 75 metres along strike. Readings from a few thousand to 10,000 counts per second were taken during the visit. The Company has for objective to substantially increase the existing estimated resource of about 9.0 million pounds of U3O8 in considering that the prospection unit (Apple Formation) was traced for nearly 14.0 km while the resources calculated by Canico were limited to 1.0 km.

In the fall of 2007, the Company conducted a helicopter-borne radiometry survey covering the entire property. This survey led to the identification of new radiometry anomalies and confirmed those identified by earlier surveys.

In early January 2008, the Company began construction of a 14-person camp. Drilling began as soon as construction was completed in mid-February. Various targets were to be tested.

On the Apple property, an initial drilling program totalling 4,000 metres started. The 2008 budget for Apple was of $2.3 million. Five twin holes covered a strike length of 1.1 km where the resource had been estimated by Inco, most of the program tested new radiometry anomalies identified by the helicopter-borne survey conducted by the Company in the fall of 2007.

From February to April 2008, 13 holes totalling 3,357 metres were drilled on the property, including four holes to twin Canico’s intersection and five holes to infill along the Apple trend. The holes completed by the Company were successful confirming the lateral and vertical continuity of the uranium mineralization within the Apple Formation.

As of March 2008, five holes totalling 1,668 metres had been completed. The first four holes (AP-08-01 to 04: 1,413 metres) were drilled near old holes drilled by INCO in the 1970s (twin holes) to confirm the geology and verify the mineralized zones intersected by the old holes, drilled over a linear distance of one kilometre. The casings of the twinned holes were located on the property.

In the four twinned holes totalling 1,413 metres (AP-08-01 to 04), the main geological units intersected are the same and in virtually the same position as those shown on INCO’s drill sections (GM57894). There is also good correlation between the conglomerate beds identified by INCO and those seen in the 2008 holes. The conglomerate beds are where they were expected to be with similar grades. The grades and thicknesses obtained by INCO and those for the 2008 twin holes were correlated once the assay results had been received.

The results of these first four holes provided the basis under Canadian National Instrument 43-101 (NI 43-101) for the technical report dated June 2, 2008 entitled: Technical Report on the Apple Project, James Bay Area, Northwestern Québec, Canada prepared for Strateco Resources Inc. NI 43-101 Report prepared by R. Barry Cook, M.Sc., P.Eng. and Paul Chamois, M.Sc., P.Geo. of Scott Wilson Roscoe Postle Associates Inc. (Scott Wilson RPA).

Scott Wilson RPA was of the opinion that the Company’s Apple Project merits considerably more uranium exploration and a substantial work program was recommended. Scott Wilson RPA recommended work on the Phase I program, beginning as soon as practical in early summer 2008 and continuing through winter 2009. The Phase I program includes: i) line cutting and ground geophysical surveys (magnetics, radiometrics, Induced Polarization (IP)) and geological mapping along the main Apple trend, ii) prospecting and sampling along the main Apple trend and investigating airborne radiometric anomalies elsewhere, and iii) diamond drilling primarily along the main Apple trend with a proposed budget of $4,176,000.

According to Scott Wilson RPA, a Phase II program should be envisioned to begin in early summer 2009 and to consist of first pass definition drilling in the most attractive areas. Advancing to Phase II will be contingent upon positive results from Phase I with a proposed budget of $6,011,000.

The other holes drilled by the Company that have not been the subject of a technical report were used to assess the extensions of the INCO zone and explore new targets identified by the airborne surveys conducted by the Company in the fall of 2007.

Five holes totalling 1,263 metres (AP-08-05, 10, 11, 12 and 13) were drilled to verify the lateral extensions of the mineralized zones surrounded by Canico for the resource estimate done between the 4, 400 West and 1,100 West sections. To the exception of hole AP-08-13 drilled on the 4,000 West section, the other holes the Company drilled east of the 1,100 West section over a lateral distance of 790 metres, with an average spacing of 150 metres between holes, with the exception of hole most to the east, AP-08-10, distant of 370 metres with Hole AP-08-11. (The 4.400 West and 1,100 West Sections can be seen on the Company’s website at www.strateco.com.

Among those four holes, only Hole AP-08-10 did not intersect uranium mineralization. Hole AP-08-05 centered on an important radiometric anomaly, turned out to be conclusive with the intersection of three mineralized zones measuring from 3.7 metres to 7.1 metres in length with an average grade of 0.03% U3O8.

Holes AP-08-11 and AP-08-12 have each intersected two mineralized zones of an average length of 3.5 metres with grades oscillating between 0.02 and 0.06%U3O8. The best intersection was 0.06%U3O8 over 4.0 metres in Hole AP-08-12.

Hole AP-08-13 drilled on the 4,400 West section intersected the mineralization on thickness of 2.5 and 3.6 metres with an average grade of 0.04%U308.

The four other holes for a total of 710 metres (AP-08-06 to 09), drilled to investigate certain radiometric anomalies identified by the 2007 airborne survey in the southern portion of the property, did not intersect any significant mineralization.

Exploration work on the Apple property consisted primarily of prospecting, channel sampling and geological reconnaissance carried out on the basis of the results of an airborne radiometry survey conducted in the fall of 2007. The fieldwork took place from June 5 to August 9, 2008.

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

The Apple uranium-bearing conglomerates were also traced over a distance of nearly 8 km along the northern contact with the Yasinski volcano-sedimentary formation. Many readings were obtained for each outcrop, ranging from a few thousand to up to 10,000 counts per second (“cps”). Four of the five outcrops returned values of 5,000 to 13,000 cps. Some anomalous bands also returned values of up to 20,000 cps. The uranium content of the main Apple band therefore ranges from 0.082% to 0.330% eU3O8 in the richest zones. The average uranium/thorium ratio is about 0.75. Chemical assays have not been received yet.

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

Preliminary data was received at the end of September 2008 for holes not included in the NI 43-101 report. Once the results will have been interpreted, the Company will make a decision about the next drilling program to be undertaken.

In reason of the international financial crisis, the Company has decided not to drill on Apple property during winter 2009 and to concentrate its moneys and efforts on MATOUSH PROJECT.

Item 2D.

MONT-LAURIER PROPERTY

Location and Access

The Mont-Laurier project is located in Pérodeau Township, 40 kilometres northeast of Mont-Laurier, Québec. The property is easily accessible by paved road from Mont-Laurier.

Please see Figure 1 for the regional map indicating the location of the Mont-Laurier property at page 7and the following Figure 5 for the location of the Company’s claims on the Mont-Laurier property.

Mining Claims

The property consists of 80 claims that cover an area of 4,710.35 hectares. The Company owns a 100% interest in the property, acquired at the end of March 2005.

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

Exploration Work

The Company initiated exploration work on the Mont-Laurier property in the summer and fall of 2006.

First, in mid-June 2006, a helicopter-borne geophysical survey was done over the entire property. The radiometry, Mag and VLF survey was flown along lines spaced at 100 metres, totalling 885 line-kilometres. Various anomalous zones were identified.

The radiometry anomalies, particularly the uranium anomalies, are primarily concentrated along a 200- to 1,000-metre wide, northeast striking band that crosses the entire property. This band of anomalies covers a distance of over 14 kilometres. The two most strongly anomalous areas are in the north and south of the property.

Following this survey, prospecting was carried out on the most promising areas. This work primarily consisted of scintillometry prospecting over approximately 26 line-kilometres, blasting and collection of 73 samples in the Tom Dick area. Some 11.2 kilometres of line cutting was done in the Lac Hanson area.

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

In Area A (Lake Hanson West) the 2007 drilling was aimed at testing this zone on a 100-metre spacing drill grid over 1,000 metres of strike. A series of 28 mostly vertical holes (2,274 metres) were drilled to an average depth of about 81 metres. The key white pegmatite units alternating with granitic gneiss were intersected as expected but the dissemination of uranium-bearing minerals seems greater than expected. Decimetric to metric assayed intervals returned values below 0.05 % U3O8.

In Area B between Hanson West and Tom Dick South, only one hole was drilled and abandoned at 54 metres. Water and logistic problems were encountered.

For the Area C (Tom Dick South) three drill holes totalling 285 metres were completed.  Only minor intersections of decimetric width with grades below 0.02% U3O8 were obtained.

Even with the mixed results of the 2007 drilling program, the property still shows various exploration targets but the Company did not conduct any exploration work on this property in 2008 but claims have been renewed. The auditors of the Company stroke off this property in the financial statements at Item 8: Financial Statements of an exploration stage company, Note 8 Deferred expenditures.

QUÉNONISCA PROPERTY – ZN, PB, CU, AG

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

No significant work was carried out on the Quénonisca property since 2001. During the year 2008, the mining claims have been renewed but no exploration work was made on this property.

Note 1 to Item 2 Properties

DETAILED URANIUM EXPLORATION ANALYTICAL PROCEDURES:

Commitment to Quality Assurance and Quality Control

Ensuring proper quality measurements in all aspects of the exploration phase is a priority for Strateco Resources Inc. (the “Company”). The Company continuously reviews data quality and routinely reviews and enhances its methods of monitoring quality. The Company is committed to proper data gathering and management. External reviews of quality assurance and quality control methods by outside experts such as Scott Wilson Roscoe Postle Associates Inc. (“Scott Wilson RPA”) have enabled the Company to continuously enhance its procedures. Quality Assurance and Quality Control (“QA/QC”) are notably critical in two aspects of the mineral resource assessment phase: geochemical sampling (assays) and radiometric readings (probing). This Note 1 to the annual report is intended to comprehensively review methods applied to both aspects.

Geochemical sampling

The sampling program at Matoush Project, including all aspects of Quality Assurance and Quality Control, is supervised by the Company’s Chief Geologist, Jonathan Lafontaine, P.Geo., who is a Qualified Person as defined under NI 43-101.

Sample preparation

Drill core is accurately measured, descriptively logged, and samples picked based on lithology, alteration, and radiometric data carefully measured with a hand-held spectrometer (GR-135 from SAIC). The Company samples all fault zone intersections. Individual sample lengths vary between 0.5 m to 1.0 m but are subject to variations if the geologist deems this absolutely necessary to ensure proper and comprehensive sampling. Barren samples typically 1.0 m in length are taken to close off the intersections. Core length intersections do not represent true width and are corrected when mineral resources are assessed. It is not the Company’s policy to estimate true widths until three-dimensional continuity of the intercepts is definitively established.

Sampling and Shipment

Three-part sample tags are used to track the samples. The first tag is stapled in the core box with a numerically corresponding aluminum “dymo” tag. The second tag is inserted into a clear plastic bag identified with the identical number inscribed on the bag. The third is archived in the field office located on the Matoush Property. Core is split using a hand or hydraulic splitter according to sample intervals marked on the core with one half preserved in the box and the other inserted into the sealed plastic bag. The sample bags are then placed in large plastic or metal pails of 5 gallons and sealed for shipping. Pails of samples are shipped by helicopter or float plane to the Temiscamie float plane base, trucked to Chibougamau where they are sent by courier to the Saskatchewan Research Council (SRC) in Saskatoon, SK.

Saskatchewan Research Council (SRC) Analytical Procedure

The Geo-analytical Laboratories at SRC are a high quality analytical service facility with a stringent Quality Assurance (QA) program dedicated to actively seeking to evaluate and continually improve the internal quality management system. The laboratory is accredited by the Standards Council of Canada as an ISO/IEC 17025 laboratory for Mineral Analysis Testing and is licensed by the Canadian Nuclear Safety Commission (CNSC) for possession, transfer, import, export, use and storage of designated nuclear substances by CNSC Licence Number 01784-1-09.3.

On arrival at SRC, samples are sorted into lots according to radioactivity level and samples are prepared in order from least to most radioactive. SRC inserts, at the minimum, a blank sample, a duplicate from the batch and a Quality Control (QC) standard of its own with each sample batch.

Sample processing includes the following steps:

1. Samples are dried and jaw crushed to 60% passing -2 mm.

2. A 100 g to 200 g subsample is split using a riffler.

3. A ring and puck-grinding mill pulverizes the subsample to 90% passing 106 microns. The mills are cleaned between samples using steel wool and compressed air.

4. Uranium content is measured by inductively coupled plasma ICP 4-3 (near total tri-acid digestion using fluoric, nitric and perchloric acids followed by a dilute nitric acid bath), ICP 4-3R (partial aqua-regia digestion); fluorimetry on partial digestion is also used if total digestion of U3O8 is less than 100 PPM.

5. Samples done by ICP 4-3 also have the full package of trace elements run. Samples with greater than 1,000 ppm U3O8 are also subjected to an aqua regia digestion before determination of U3O8 wt% also by ICP and samples are also fire assayed for precious metals (Au, Pt, Pd).

QA/QC methods

SRC QA Protocols

Upon receipt, batches of data are checked in order to determine that the batches of data comply with SRC own analytical protocols; the repeats and standards inserted by the SRC into the batches of samples are also verified.

Quarter-split drill core duplicates

Drill core duplicates assess: the variability introduced by selecting one half of the drill core versus the other, the sample numbering mistakes, and the nugget effect. Samples to be duplicated are randomly selected by the sampling technician with rough guidelines given by the geologist. A quarter-split duplicate is separately inserted every 14 samples by the Company’s sample technician. Once the sample to be duplicated is selected, the sample bag is re-opened; split core is pulled out and quartered into separate bags. Duplicates are inserted randomly into the sample number sequence. A thorough program is underway to clearly determine natural heterogeneity but pairs are considered acceptably identical if they are within 10%. The Company is currently standardizing sample batches to ensure that approximately 5% of all samples in a batch correspond to quarter split duplicates.

Blanks

The regular submission of blank material is used to assess contamination during sample preparation and to identify sample-numbering mistakes. Blanks are selected by the sampling technician under the guidance of the geologist. Blanks correspond to clean, non-radioactive, 1 m-long, fine-grained silicified sandstone samples. A blank is separately inserted every 14 samples by the Company’s sample technician. SRC’s system of sorting samples in ascending order of radioactivity helps eliminate significant contamination from preceding samples but also nullifies the use of blanks as contaminant assessment mechanisms. Nonetheless, submission of blanks inserted into the sampling sequence is used to assess sample-numbering mistakes. The Company is currently reviewing the threshold for allowable trace uranium to be detected but blanks are considered acceptable if they contain less than 50 PPM. The Company is currently standardizing sample batches to ensure that approximately 3% of all samples in a batch are blanks.

Certified Reference Materials (CRM)

Results from the regular submission of certified reference materials (CRM) are used to identify problems with specific sample batches and long-term biases associated with the regular assay lab (SRC). It is important that the uranium grade of the CRM be representative of the grade range of the resource assays. CRM are sampled with a small baggie and placed in a standard sample bag which is identified and inserted into the sample number sequence. The Company considers that failure occurs when assays from two consecutive CRM are greater than +/- two standard deviations or if the assays from a single CRM are greater than +/- three standard deviations from the expected value. The Company is currently standardizing sample batches to ensure approximately 2% of all samples in a batch are CRM and at least one CRM is inserted into the sample batch.

Future QA/QC methods

The Company is committed to continuously improving QA/QC procedures. As such, the Company is currently reviewing potential analytical procedures to implement assessment of laboratory bias by sending out pulps to a second independent laboratory and re-analysis of coarse pulp duplicates. Although intermittent studies of this type have been completed to satisfaction, a routine has yet to be established.

Radiometric Assays (probing)

All completed drill holes are probed from collar to the end of hole by a geo-technician of the Company after allowing adequate time for washing to remove smear and ensuring proper radon diffusion to ambient background levels. The Company currently uses a Mount Sopris 2GHF triple gamma downhole probing tool, which uses a combination of two Geiger-Müller detectors and a sodium iodide detector incorporated into one tool allowing accurate measurements of a variety of uranium mineralization types (from background levels to high grades). Data is collected every 5 cm going up hole.

These data are compared with geochemical grades once sample results are returned from the SRC. Natural variations on the order of 5% - 10% differences in grade x thickness (GT) do occur, though variations are typically less than 5%. Cable stretch and slip are of particular concern and can be as high as approximately 1% (meaning one centimetre of slip and stretch going up hole per metre of coiled cable). Although this value is negligible for drill holes of less than 100 m, it can be significant for the Matoush Project where drill holes usually exceed 300 m and can go as deep as 800 m or more. Stretch and slip of the cable during uphole readings are assumed to be due to cable twisting-untwisting or slip of the pulley that measures cable length. Usually, downhole gamma readings appear higher up in the log than radioactive peaks as measured on drill core. To compensate for this effect, depths are multiplied by 1.01.

Grade X Thickness (GT) estimates

All calculations for the grade x thickness (GT) estimates are based on instrument readings inside a water-filled drill rod string. Raw counts per second (CPS) data are compensated for the dampening effects of steel rods and water. For the 2GHF triple gamma tool, once a simple correction is applied to compensate for the spatial distribution of the detectors in the instrument, the values are smoothed by a moving average covering 70 cm centred on the depth of the instrument measurement to remove spurious short narrow peaks, which are not considered representative. The results are triaged based on the ideal range of detection for both types of detectors. The sodium iodide detector readings are retained if they are below 6,000 CPS (i.e., low grades), and the sum of the Geiger-Müller detectors above this cut-off.

An in-house Excel macro uses a high order polynomial (3rd order for sodium iodide detectors, 2nd order for Geiger-Müller detectors) to assign grade to CPS value on a sample per sample basis. This polynomial is determined through controlled experiments using an on-site calibration drill hole from which known assay results are taken. Thus, a known grade over a known thickness is assigned a CPS value for both detectors for a variety of grades typically encountered on the property. The calibrated polynomial curve is acceptable up to the maximum grade encountered on the calibration curve. When this maximum CPS is exceeded in a drill hole, the calibrated polynomial is no longer applicable over this value and a procedure is in place to re-compute a more accurate polynomial once accepted assay data have been recovered. Finally, the macro will attempt to estimate U3O8 content (eU3O8) over a minimal length that the Company has determined to be geo-physically reliable as per suggested by Mount Sopris information (70 cm). GT estimates are then un-convoluted to length and grade.

QA/QC methods

Once data are imported into the database, the down-hole probing data are visually compared with logged radiometric readings on drill core. Discrepancies in results are immediately investigated and corrected. Although the data sources and reporting methods are significantly different, it is visually checked to ascertain the concordance of peak spacing and general width of mineralized zones. Radiometric data on drill core is gathered by removing each piece of drill core from the ambient background, noting the most pertinent reproducible result, and carefully returning it to its correct place in the core box.

Prior to and after each probed drill hole, the geophysical instrument is tested with a calibration sleeve composed of several Am241 point sources distributed evenly within a steel sleeve slid onto the NaI detector. The Company considers the calibration test acceptable if 95% of measurements fall within 2 standard deviations of the average value.

Furthermore, a water-filled and cased calibration drill hole is probed once per 3-weeks to ensure minimal but measured instrument drift (if any).

Finally, a highly regarded outside independent specialist in the field of nuclear log analysis, Dr. Robert D. Wilson, reviewed and audited the probing procedures and methods used by the Company. Dr. Wilson concluded that the procedural methods are valid, and protocols are adequate for the remote environment in which the instruments are used.

All reported samples are split with hydraulic splitter by dedicated personnel. Samples are individually bagged and tagged and shipped as per transportation protocols. Blanks, duplicates, and standards are randomly inserted in the sample shipment within the sample number sequence.

Analytical results are received and imported into our database. Laboratory replicates and laboratory standards are checked. Internal duplicates, blanks and standards are checked. Analytical drift from expected results trigger re-analysis.

Results are also compared with estimated GT values from in-situ downhole probing, and with CPS values logged during initial core logging procedures.

Reference to eU3O8 means the following:

The "e" in eU3O8 represents the estimated or equivalent value of U3O8 as determined by downhole geophysical probing. The "e" indicates that the value is not obtained by drill core assays, but rather by converting gamma radiation measured in situ in the drill hole into U3O8 values by assuming that all gamma radiation can be directly attributed to the quantity of uranium present in the rock. The Company can clearly show that all our mineralized intersections typically have a negligible quantity of radioactivity related to thorium or potassium that would skew this analysis. Furthermore, after isotopic analysis, the Company can safely say that, like most other deposits older than 0.35 million years, the uranium is in equilibrium (i.e. daughter elements are produced and disintegrated at a steady sate, correlated to the quantity of uranium).

This method of distinguishing analytical assay values from geophysical measurements is common in the industry. Although the Company may indicate that reported U3O8 values are estimated from gamma probe readings, it is best to use eU3O8 for clarity, if applicable, as per the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) guidelines cited here: Equivalent Assay: ”Determination of uranium content by radiometric methods. The validity of Equivalent Assays must be demonstrated with chemical assay determination. Where employed, equivalent uranium determination should be reported and appropriately illustrated in the database (e.g. eU3O8)”. Excerpt: http://www.cim.org/committees/estimation2003.pdf at page 50 of 55.

Explanation for U3O8 and eU3O8 comparison:

Assays are considered by the Company to be the “reliable” value. However, down-hole readings are used in lieu of assay data if these data are not available due to missing core or lengthy turn around time by analytical procedures. Comparing the down-hole gamma log data against the assay results is best made on a GT basis for several reasons. First and most obviously, sampled media is different.

Assays represent a measured quantity of uranium, whereas uranium values obtained from the in situ probing represent the radioactive signature of a football-shaped volume incorporating fluids, rod casing and wall rock. Furthermore, the natural heterogeneity of the mineralization may also lead to variation in the estimated grades. It is also important to note that the probe is not centered in the drill rod string but is gravity-held in the trough (bottom) of the rod string as it is descended and raised and thus does not evenly read the mineralization in the wall rock. Variation of sample length is yet another reason for comparing GT values. Finally, because the end product of the down-hole probing estimate is the GT value (which is later un-convoluted to length and grade), it is simply more advisable to compare the “source” of the data, the GT, rather than the actual grade and lengths.

Item 3. Legal Proceedings.

The Company is not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market for Registrant’s Common Equity

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

	2008	2007	2006
Rate at end of Period	1.2240	0.9881	1.1652
Average Rate During Period	1.0713	1.0750	1.1310
High Rate	1.2971	1.1852	1.1720
Low Rate	0.9717	0.9168	1.0990

The high and low exchange rates for each month during the previous six months are as follows:

	September	October	November	December	January	February
	2008	2008	2008	2008	2009	2009
High rate	$1.0797	$1.2942	$1.2850	$1.2971	$1.2749	$1.2710
Low rate	$1.0338	$1.0607	$1.1502	$1.1962	$1.1822	$1.2190

On February 27, 2009, the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $ 1.00 USD=$1.2710CND.

The Company’s securities were traded in Canada as Strateco Resources Inc. (“RSC”) on the Bourse de Montréal Inc. from November 7, 2000 to September 30, 2001, from October 1, 2001 to May 15, 2002 on Canadian Venture Exchange (CDNX) and from May 15, 2002 to June 5, 2007 on TSX Venture Exchange. The Company graduated to the Toronto Stock Exchange on June 6, 2007.

The following table indicates prior sales of common shares in Canada in Canadian Dollars for the last three years on the TSX Venture Exchange and as of June 6, 2007 on the Toronto Stock Exchange.

2006	High	Low	Volume
First Quarter	$0.920	$0.165	55,573,549
Second Quarter	$1.800	$0.880	81,566,000
Third Quarter	$1.330	$0.920	28,079,772
Fourth Quarter	$3.120	$0.700	124,821,769
2007	High	Low	Volume
First Quarter	$3.890	$2.170	58,241,235
Second Quarter	$4.000	$2.050	46,563,334
Third Quarter	$2.610	$1.400	51,358,227
Fourth Quarter	$3,460	$2,110	39,830,756
2008	High	Low	Volume
First Quarter	$3.150	$1.990	30,786,146
Second Quarter	$2.230	$1.520	19,577,013
Third Quarter	$1.740	$1.010	16,306,416
Fourth Quarter	$1.630	$0.400	25,418,930
2009	High	Low	Volume
January 1st to January 31, 2009	$0.850	$0.600	9,040,900
February 1 to February 28, 2009	$1.300	$0.940	6,043,496
March 1 to March 6, 2009	$1.090	$0.970	1,357,109

On March 6, 2009, the closing bid price of the Common Shares on the TSX was $1.00 per share. The Company is not listed for trading on any securities exchange in the United States, and there has been no active market in the United States for the Common Shares except for over the counter quotations by Pink Sheets.  Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions and have not been taken into consideration in the preceding table.

Price Fluctuations, Share Price Volatility in Canadian dollars

Securities markets in Canada have experienced a high level of price and volume volatility in recent years, with many resource companies experiencing wide price fluctuations not necessarily related to operating performance or underlying asset values of such companies. The Company’s shares traded between $1.40 and $4.00 during 2007 and between $0.40 and $3.15 during the year 2008. The Company’s shares traded between $1.18 and $2.06 during the third quarter of 2008, between $0.46 and $1.54 during the fourth quarter of 2008 and between $0.55 and $1.35 from January 1, 2009 to March 6, 2009. No assurance can be made that the Company’s share price and volume will not continue to fluctuate materially.

(b) Holders

As of December 31, 2008, the Company has no holder of debentures and had 46 holders of record of which 4 were registered holders in the United States holding according to Computershare of Canada, approximately 55,600 common shares or 0.05% of the shares capital of the Company. Depository Trust Company (DTC) is holder of record in the United States and represents an unidentified number of holders residing in the United States of

America, The Company has 42 registered holders in Canada holding 99.10% of the shares capital of the Company. The Company did not have any registered holder in other countries.

(c) Dividends

The Company has not paid any dividend since its incorporation and does not anticipate as of March 6, 2009, the payment of dividends in the foreseeable future. At present, the Company’s policy is to retain earnings, if any, to finance exploration on its properties. The payment of dividends in the future will depend upon, among other factors, of the Company’s earnings, capital requirements and operating financial conditions.

(d) Equity compensation plan information as at December 31, 2008 in Canadian dollars

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Stock option plan Equity compensation plans approved by security holders	3,314,500	$2.20	4,470,586
Equity compensation plans not approved by security holders	N.A.	N.A.	N.A.
Total:	3,314,500	$2.20	4,470,586

Recent sales of unregistered securities: use of proceeds from registered securities in Canadian dollars.

(a)

Securities Sold in Canadian dollars

On October 1, 2008, the Company completed a non-brokered private placement for which a total of 4,102,565 flow-through common shares were issued at the price of $1.95 per share for a total amount of $8,000,002. These proceeds will be used to incur eligible exploration expenses on the MATOUSH and APPLE projects located in the province of Québec. This private placement was reported on EDGAR on Form 8 K Item 3.02 dated October 7, 2008.

(b) Underwriters and other purchasers

This placement was made with two (2) subscribers from the Province of Ontario. Each subscriber qualified as an accredited investor.

(c) Consideration in Canadian dollars

The Company obtained a total flow-through financing of $8,000,001.75.

The Company paid as Finder’s fees to a third party an amount equivalent to 4% of the gross proceeds or $320,000.

(d) Exemption from registration claimed in Canadian dollars

The Company obtained a statutory exemption from the prospectus requirements from the Quebec Securities Commission now called “Autorité des marchés financiers” in filing required documents pursuant to Regulation 45-106 section 2.3 (d) in Canada and in obtaining the authorizations from the TSX Exchange for this offering: This private placement is exempted from registration in the United States pursuant to sections 4 (2) and 5 of the Securities Act of 1933.

Date of private placement Québec, Canada	Securities sold (a)	Underwriters (b)	Consideration (c)	Exemption from registration claimed (d)	Terms of conversion or exercise (e)
2008-10-01(1)	4,102,565 flow-through common shares	Two Accredited Investors from the province of Ontario	$1.95 per flow-through share For a total of $8,000,001.75	Securities Act 1933 section 4 (2) and 5	N/A
2008-10-20 (2)			$320,000 as Finder’s fees to a third party		N/A

(1) The term “flow-through share” is used in Canada to define common shares of the Company giving privileges of tax rebates based on renunciation of the Company to tax credits for eligible exploration expenses in favor of the subscribers.

(e) Terms of conversion or exercise.

N/A

(f) Use of proceeds in Canadian dollars

During the year ended December 31, 2008, the Company in order to conduct exploration works on its properties used sums from proceeds obtained from the private placements consisting of non flow-through proceeds realized in the year 2007, in the remaining amount of $18.9M as of January 1, 2008, the amount of $197,700 representing the sums obtained from the exercise of stock options and warrants during the year 2008 and the sum of tax credits for exploration expenses in the amount of $7,394,153. Other proceeds were realised late in the year 2008 from flow-through financing in the amount of $8M. Therefore the Company had a total approximate amount $34.5M of net proceeds for the year 2008.  The use of proceeds for exploration expenses and acquisition of properties for the first three quarters of the year 2008 have been disclosed in Forms 10 Q for the periods ended March 31, June 30 and September 30, 2008, Part II, at Item 2.

Proceeds have been used in the last quarter of the period in the following manner: A total amount of $4,593,290 has been spent on exploration of MATOUSH, MATOUSH EXTENSION, Mont-Laurier Uranium, ECLAT PROPERTY, PACIFIC BAY-MATOUSH, Apple and Mistassini properties, $100,000 on the acquisition of an interest in the PACIFIC-BAY-MATOUSH PROPERTY and $259,547 on working capital expenses. The Company anticipates possibly using the proceeds for other projects if the results obtained do not justify further expenses and the Company reserves the right to reallocate the use of proceeds, as it deems appropriate in the best interests of the Company and its shareholders.

The Company conducted during the last quarter of 2008 exploration works on MATOUSH PROPERTY and MATOUSH EXTENSION in the amount of $4,246,041 representing 12.30% of the issuer’s net offering proceeds in the approximate amount of $34,577,949 for the year 2008. A summary of exploration works conducted during this reporting period on the MATOUSH PROPERTY can be consulted in the section Item 2: Properties and Item 7: Management Discussion and Analysis of Financial Position.

The Company also spent during the fourth quarter period exploration related expenses in the amount of $1,377 on ECLAT PROPERTY; $6,906 on Mont-Laurier Property, $3,859 on PACIFIC BAY-MATOUSH PROPERTY, $128,007 on Apple property and $207,922 on Mistassini Property and $100,000 for the acquisition of an option to acquire a 60% interest in the property PACIFIC BAY-MATOUSH PROPERTY, each amount representing less than 5 % of the issuer’s net offering proceeds.

Agreements to issue securities for acquisition of properties

On June 9, 2008, the Company issued 200,000 common shares pursuant to the Option Agreement with Vija Corporation for the acquisition of a 100% interest in ECLAT PROPERTY as further detailed in Part I Item 2 Properties MATOUSH PROJECT A.3 ECLAT PROPERTY.

On October 20, 2008, the Company issued 40,000 common shares to Pacific Bay Minerals Ltd (“Pacific Bay”) pursuant to an agreement with Pacific Bay allowing the Company to earn a 60% interest in PACIFIC BAY MATOUSH PROPERTY further detailed in Part I Item 2 Properties MATOUSH PROJECT A.2 PACIFIC-BAY MATOUSH property.

These private placements are exempted from registration in the United States pursuant to sections 4 (2) and 5 of the Securities Act 1933.

Director’s fees in Canadian dollars

The Company paid payments in the last quarter to independent directors fixed fees for their presence to the Board of Directors Meetings and Audit committee meetings in the amount of $3,600 for a total amount during the year of $19,900 (See Item 10 Executive Compensation for U.S. dollar amounts and details).

Item 6.     Selected Financial Data

Selected Annual Information

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

	2008	2007	2006	2005	2004
Rate at end of Period	1.2240	0.9881	1.1652	1.1656	1.2034
Average Rate During Period	1.0713	1.0750	1.131	1.2115	1.3016
High Rate	1.2971	1.1852	1.172	1.2703	1.3970
Low Rate	0.9717	0.9168	1.099	1.1507	1.1775

Selected financial information for the five preceding years ended December 31, 2008, 2007, 2006, 2005 and 2004 is shown in the following table:

FOR THE PAST FIVE FINANCIAL YEARS

	2008-12-31	2007-12-31	2006-12-31	2005-12-31	2004-12-31
			(Restated)
	$	$	$	$	$
Total income	446,328	963,895	264,008	2,246	4,886
Expenses
General and administrative expenses	1,297,654	1,714,447	1,431,313	559,450	555,929
Stock-based compensation	1,089,533	1,377,348	244,541	79,600	11,520
Write-down of deferred expenditures and mining properties	356,690	-	66,544	561,020	-
Unrealized loss on investment-income tax benefit	265,000	-	-	-	(6,325)
	3,008,875	3,091,795	1,742,398	1,200,070	561,124
Future income taxes	(620,000)
Net loss	1,942,549	522,579	2,251,590	823,224	556,238
Net loss per share, basic and diluted	0.02	0.01	0.03	0.02	0.01
Current assets	16,924,007	28,884,998	11,561,056	1,383,442	675,693
Total assets	59,761,590	52,744,147	15,270,641	4,731,443	3,878,400
Current liabilities	986,255	1,162,814	1,555,924	700,951	143,603
Working capital	20,379,324	27,722,184	10,005,132	682,491	475,045
Shareholders’ equity	56,825.653	50,377,333	13,714,717	4,006,092	3,677,752
Number of outstanding shares	119,266,432	114,167,867	96,373,367	61,771,257	48,286,119
Number of outstanding stock options	3,314,500	2,106,500	928,000	2,248,000	2,298,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Scope of management’s financial analysis

The following analysis should be read in conjunction with the audited financial statements of Strateco Resources Inc. (the “Company”) and notes thereto for the years ended December 31, 2008 and 2007. The financial statements were prepared in accordance with Canadian generally accepted accounting principles (GAAP) with a note of reconciliation to U.S. GAAP at Note 21 of the Financial Statements.

Forward-looking statements

Certain statements other than purely historical information, including estimates, projections, statements relating to the business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. We intend such forward-looking statements to be covered by the safe-harbour provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbour provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. The management ability to predict results or the actual effect of future plans or strategies is inherently uncertain. There can be no assurance that such statements will prove to be accurate. Factors that could cause future results, activities and events to differ materially from those expressed or implied by such forward-looking statements include the volatility of uranium prices, risks inherent in the mining industry, uncertainty in the estimation of mineral resources and additional financial requirements, as well as the Company’s ability to secure such financing.

2008 highlights

During the year 2008, the Company pursued and advanced its ongoing projects to protect shareholders’ interests. The Company obtained throughout the year good exploration results, particularly on the MATOUSH PROPERTY. It also maintained a strong financial condition despite the global economic crisis, continued to expand its portfolio of uranium properties, and was named 2008 Prospector of the Year by the Association de l’exploration minière du Québec (“AEMQ”) for the development of its MATOUSH PROJECT. The year 2008 was also marked by major work, decisions and events that together provide an encouraging outlook for the year ahead.

The Company pursued an energetic strategy throughout 2008. It continued to focus its efforts on exploration and development of its best uranium projects. In 2008, the Company carried out exploration on the MATOUSH PROJECT in the Otish Mountains of northern Quebec, about 260 km north of Chibougamau, which comprises the MATOUSH, MATOUSH EXTENSION, PACIFIC BAY-MATOUSH AND ECLAT PROPERTIES. Most of the Company’s efforts were devoted to the MATOUSH PROPERTY, but uranium exploration work was also carried out on the Mistassini and Apple properties. The Company drilled 62,989 metres, including 54,613 metres on the MATOUSH PROPERTY. The Company plans to conduct a substantial drilling program in 2009 to increase its mineral resource.

The MATOUSH PROJECT, the Company’s spearhead, grew in 2008. The MATOUSH PROJECT is in the process of becoming an important uranium mining camp thanks to high grades, strong potential and its location in Quebec, Canada, one of the world’s most favourable jurisdictions for mining development.

The discovery of two new zones in 2008 (MT-22 and MT-34) on the MATOUSH PROPERTY attests to the project’s growing uranium strength and potential. The new resource estimate by Scott Wilson Roscoe Postle Associates Inc. (“Scott Wilson RPA”), dated September 16, 2008, indicated a 300% increase in all categories of mineral resources in 10 months, from 4.1 M pounds of U3O8 to 16.8 M pounds of U3O8.

Scott Wilson RPA performed the first economic assessment in a scoping study of the MATOUSH PROPERTY dated December 17, 2008, that showed strong project economics.

Another indicator of the MATOUSH PROPERTY’s promising future was the filing by the Company in November 2008 of an underground exploration license application with the Canadian Nuclear Safety Commission (“CNSC”). Once it receives the required authorizations, the Company will become the first company in Quebec and the first so-called junior company in Canada in this uranium cycle, or nearly 25 years, to advance a uranium exploration project to the underground exploration stage. The other Canadian companies to have achieved this are Cameco Corporation (“Cameco”), Areva and Denison Mines.

Given the size of the MATOUSH PROJECT, particularly with the underground exploration project planned to start in the last quarter of 2009, the Company set up a new operations and engineering department led by Pierre H. Terreault, Vice President, Operations and Engineering. This department is responsible for environmental studies, creating workplace health and safety programs and establishing surface and underground infrastructure programs as part of the exploration program for the feasibility study.

License application was filed in the fall of 2008 for the construction of a permanent one-lane gravel road to provide year-round access to the MATOUSH PROJECT for equipment and fuel supply. This link will also substantially reduce the cost of the underground exploration program.

As a new addition to the MATOUSH PROJECT, the Company expanded its uranium property portfolio by signing a final agreement with Pacific Bay Minerals Ltd. (“Pacific Bay”) on January 14, 2008, retroactive to October 29, 2007, to acquire a 60% interest in the 277 claims of the PACIFIC BAY-MATOUSH PROPERTY, adjacent to the MATOUSH PROPERTY.

In addition, on November 24, 2008, the Company and Majescor Resources Inc. (“Majescor”) signed an option agreement providing for the Company to earn an undivided 60% interest in Majescor’s uranium rights on the Mistassini property, which lies 45 km southwest of the MATOUSH PROJECT. The Mistassini property comprises 171 claims covering 91 km2.

These acquisitions enabled the Company to consolidate its strategic position in the Otish Mountains.

The year 2008 was also marked by the October 1, 2008 closing of an $8 million financing. This financing enabled the Company to pursue its planned exploration activities on its properties, and to maintain a very sound financial condition despite the current global financial crisis.

The Company also retained the exclusive services of financial advisor Macquarie Capital Market Canada Ltd. (“Macquarie”) to help it maintain and improve its favourable financial position. Macquarie will advise the Company on possible financings and financial strategy, including the participation of strategic partners in the development of its MATOUSH PROJECT.

In addition to the development of a financial strategy, the Company prioritized stronger communications with the First Nations and other residents of the MATOUSH PROJECT area throughout 2008. The Company’s primary goal in this regard is to communicate the project development stages and ensure that the public is well informed on the various aspects of uranium, particularly health and safety and other areas of possible concern. The public consultations held in early December 2008 helped strengthen communications and laid a good foundation for 2009.

On October 1, 2008, the Company closed a non-brokered private placement of flow-through common shares with two funds for aggregate gross proceeds of $8,000,002. The private placement consisted of 4,102,565 flow-through common shares issued at a price of $1.95 per share.

The Company paid finder fees of 4% of the gross proceeds of the transaction. All the securities issued pursuant to the placement were subject to a hold period of four months and one day from the date of closing.

The Company will use the flow-through proceeds to incur eligible exploration expenses mainly on the MATOUSH project.

Exploration expenses for the year ended December 31, 2008, totalled $22,317,849 compared to $18,763,939 for the same period in 2007. The MATOUSH PROPERTY was the most active, with a total of $18,421,602 spent on exploration. The Company also invested $2,181,153 on the Apple property, $506,089 on the PACIFIC BAY-MATOUSH PROPERTY, $452,592 on the ECLAT PROPERTY, $530,298 on the Mistassini property, $204,185 on the MATOUSH EXTENSION PROPERTY and $21,931 on the Mont-Laurier Uranium property.

The Company incurred allowable exploration expenses of $22,317,849 during the year and therefore qualifies for Quebec refundable tax credits of up to 38.75% and a Quebec refundable credit on mining duties of 12% of all eligible exploration expenses.  The estimated value of such credits receivable at December 31, 2008 is $8,621,000.

During the year ended December 31, 2008, the Company decided to write down expenses for prospecting and the Mont-Laurier Uranium property, including $346,690 in deferred expenditures and $10,000 in mining properties, as no significant work had been done on the property since 2006.

Projects and new acquisitions

At December 31, 2008, the Company had a portfolio of four wholly owned mining properties and an interest in and options on four mining properties in Quebec. These properties total 1,068 claims for a total area of 57,927 hectares (579 km2).

Pacific Bay-Matoush Property

On January 14, 2008, the Company increased its uranium assets with the signature of an agreement in principle allowing it to earn a 60% interest in 277 mining claims owned by Pacific Bay Minerals Ltd. (“Pacific Bay”) located in the Matoush District of Québec's Otish Mountains (the “PACIFIC BAY-MATOUSH PROPERTY”).

The agreement calls for the Company to pay Pacific Bay a total of $500,000, issue 200,000 The Company shares and incur $3 million in exploration expenditures over four years, including a minimum of 10,000 meters of drilling.

As part of the transaction, The Company acquired one million units of Pacific Bay at a price of $0.30 per unit. Each unit consists of one common share and one warrant to purchase a common share at $0.60 per share for a period of 24 months. The shares and warrants were subject to a 12-month resale restriction ending on January 14, 2009.

As of October 29, 2007, the Company assumed direction of exploration activities on the PACIFIC BAY-MATOUSH PROPERTY. The property covers an area of 145 km2 in the Otish Mountains, where the Company has been drilling the Matoush high-grade uranium orebody.

Mistassini Property

The Mistassini property consists of 171 claims covering 91 km2. It hosts the Lac Mantouchiche uranium showing, drilled by Majescor Resources Inc. («Majescor» in December 2007, where Hole MIST-07-03 intersected 18.5 metres grading 0.215% U3O8 near surface.

The Company decided to exercise its option on the Mistassini property after receiving the analysis results for the three holes drilled by Majescor on the Lac Mantouchiche uranium showing in December 2007, and gave Majescor notice to that effect on February 14, 2008.

On November 24, 2008, the Company and Majescor signed an option and joint venture agreement retroactive to February 14, 2008, for the Company to earn an undivided 60% interest in Majescor’s uranium rights on the Mistassini property by incurring an aggregate of $1.3 million in exploration expenditures over three years. The Company reimbursed Majescor the cost of the drilling program done in December 2007 and incurred additional sums in exploration expenses on the property for a total firm commitment of $500,000 for Year 1 of the option. The remaining $800,000 in exploration expenses will be incurred equally in Year 2 and Year 3.

During the option period, The Company will be the operator, will have exclusivity for all uranium exploration on the property, and will have full access to the property. Northern Superior Resources Inc. (“Northern Superior”), which holds a 100% interest in the diamond rights, has renounced its diamond exploration rights on the Mistassini property for the term of the agreement. Northern Superior is entitled to a 2.0% Yellow Cake Royalty on the Mistassini property.

Strategy and action plan

Given the growing size of the MATOUSH PROJECT, particularly the underground exploration project planned to start in the last quarter of 2009, the Company set up an engineering department in 2008. To meet the Company’s needs, BBH Géo-Management Inc., service provider, retained the services of Pierre H. Terreault to supervise this department This department is responsible for environmental studies, setting up workplace health and safety programs and establishing surface and underground infrastructure programs as part of the exploration program for the feasibility study.

The environmental impact study started in the spring of 2007 continued throughout 2008. In the last quarter, various aspects of the study progressed considerably, particularly those regarding fish, migratory birds, surface and sediment hydrology studies, etc. Golder Associates continues to act as a consultant for the environmental portion of the program, and the environment remains a priority for the Company.

The Company also prioritized stronger communications with the First Nations and the general public throughout 2008. The Company’s primary goal in this regard is to communicate the project development stages and ensure that the public is well informed on the various aspects of uranium, particularly health and safety and other areas of possible concern. The public consultations held in early December 2008 helped strengthen communications and laid a good foundation for 2009.

In 2009, the Company will focus its efforts on completing the environmental studies and obtaining the license required to begin underground exploration work.

In the coming months, the Company will continue to devote efforts to exploration and development of its best uranium projects using advanced exploration methods. Depending on industry demand and trends, the Company will also consider acquiring new mining properties for exploration, and may seek financing for this purpose in 2009.

The Company began on February 6, 2009, a 30,000-metre drilling program on the MATOUSH PROJECT having for objective to increase mineral resources.

The Company also retained the exclusive services of Macquarie Capital Market Canada Ltd (“Maquarie”) as a financial advisor to help support and improve its favourable financial position. Macquarie will advise the Company on possible financings and financial strategy, including the participation of strategic partners in the development of its MATOUSH PROJECT.

Liquidity

The Company’s working capital stood at $20,379,324 at December 31, 2008, compared to $27,722,184 at December 31, 2007. On October 1st, 2008, the Company completed a flow-through private placement for $8,000,002 compared to a non-flow-through financing of $25,012,000 in January 2007.

Proceeds of $9,500 were received in fiscal 2008 from the exercise of stock options, compared to $171,050 in 2007. A sum of $188,200 in proceeds from the exercise of warrants was received in fiscal 2008, compared to $5,573,500 in 2007.

In fiscal year 2008, the Company received $7,394,153 in tax credit for resources, compared to $1,319,853 in 2007.

The Company does not have any debt or investments in asset-backed commercial paper.

The Company’s investment activities primarily consist of funds used in exploration work and the addition of mining properties. The Company is entitled to a refundable tax credit for resources for up to 38.75% of eligible expenses, and a credit on mining duties refundable for losses of 12% of eligible expenses incurred.

Of the $20.4 million in working capital held by the Company at December 31, 2008, $1.2 million will be used to cover general and administrative expenses and $14.7 million will be used to pursue planned exploration programs for 2009.

The Company expects to spend $15 million on exploration, including $6 million on drilling on its properties to complete a total of 30,000 metres of drilling in 2009. The $6 million will be allocated approximately as follows on its properties: MATOUSH and MATOUSH EXTENSION $4,250,000; PACIFIC BAY-MATOUSH $750,000; ECLAT $600,000; and Mistassini $400,000.

The Company retained in November 2008, the exclusive services of financial advisor Macquaire Capital Market Ltd (“Macquarie”) to help it maintain and to improve its favourable financial position.  Macquarie advises the Company on possible financings and financial strategy, including the participation of strategic partners in the development of its MATOUSH PROJECT.

Outstanding Share Data

The Company is authorized to issue an unlimited number of common shares without par value.

The Company has a stock option plan for its officers, directors, key employees, consultants and suppliers’ employees. The board of directors sets the conditions for acquiring the common stock options according to quantity and exercise price, for a maximum term of five years. The strike price of the options granted may not be less than the market price, which corresponds to the weighted average price based on the volume and price of the shares traded on the Toronto Stock Exchange for the five days preceding the option grant. The options granted are valid for a period established by the board of directors, not to exceed five years from the date the options are granted. At December 31, 2008, the number of common shares reserved for common stock option grants was 10,654,586. The maximum number of options that can be granted to any participant may not exceed 5% of the issued and outstanding shares of the capital stock.

At December 31, 2008, the Company had 119,266,432 shares (114,167,867 at December 31, 2007) and 3,314,500 stock issued and outstanding, of which 2,106,500 were exercisable at prices from $0.20 to $3.37 each, with expiry dates ranging from March 19, 2009 to November 24, 2013. In fiscal 2008, the Company granted 1,363,500 stock options to officers, directors, consultants and employees of the Company’s suppliers. These options have an exercise price of from $2.04 to $2.10 per share and are exercisable for a five-year period.

At March 11, 2009, the Company had 119,266,432 shares, 3,314,500 stock options and warrants issued and outstanding.

Dividend Policy

The Company has not declared any cash dividend on its outstanding common shares since incorporation. Any dividend payment will depend on the Company’s financial requirements for its exploration programs, its level of growth and other factors deemed pertinent by the Board of Directors under the circumstances. It is unlikely that a dividend will be paid in the foreseeable future.

Accounting Value of Mining Properties

At the end of each year, work is assessed to determine the future potential of each property. This assessment resulted in a $356,690 write-down for fiscal 2008 (Mont-Laurier Uranium property and Prospecting).

Capital resources

The Company has no material commitments for capital expenditures as of the end of the latest fiscal period.

Results of operations

The Company posted a net loss of $1,942,549 for the financial year, compared to a net loss of $522,579 for the previous year and a loss of $2,251,590 for the fiscal year ended December 31, 2006.

Interest income increases and decreases according to the level of cash and cash equivalents and the interest rate on short-term investments.

The decrease in general and administrative expenses in 2008, $1,297,654 in 2008 ($1,714,447 in 2007) was mainly due to non-recurring expenses related to listing on the TSX Toronto Stock Exchange, a reduction in listing and registrar fees from $285,250 in 2007 to $58,650 in 2008, and to non-recurring of donation of $100,000 to an environmental fund in 2007. The 2008 financial crisis resulted in lower administrative expenses for investor relations, which fell to $348,698 in 2008 from $414,697 in 2007, and for shareholder communications, which were $85,164 in 2008 compared to $130,657 in 2007.

In 2008, the Company expanded its office space, resulting in an increase in rent to $49,840 in 2008 ($39,720 in 2007). Legal and audit fees amounted to $178,147 in 2008 compared to $140,031 in 2007, mainly due to an increase in time and cost required for the preparation of financial disclosure by the Company.

The Company recorded a sum of $1,089,533 in 2008 ($1,377,348 in 2007 and $244,511 in 2006) in stock options in relation to options exercisable during the period. This charge is calculated based on the fair value using the Black-Scholes option-pricing model.

The Company decided to write down prospecting and expenses incurred on the Mont-Laurier Uranium mining property in the amount of $346,690 in deferred expenditures and $10,000 in mining properties.

The Company recorded an unrealized loss on changes in the fair value of an investment for fiscal 2008 in the amount of $265,000. The Company acquired 1,000,000 units of Pacific Bay Ltd. at $0.30 per unit on January 14, 2008, and the stock was trading at $0.350 per share at December 31, 2008.

Off-balance sheet arrangements

The Company does not have any off balance-sheet arrangements.

Tabular disclosure of contractual obligations as of December 31, 2008

Contractual obligations	Payments due by period
Long-term debt obligations	Total	Less than 1 year	1-3 years
Capital Lease Obligations
Operating Lease Obligations	$312,000		$312,000 (1)
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP
Total	$312,000		$312,000

(1) The Company signed on January 1, 2007 a leasing agreement for the lodging camp for 50 persons with under-structures on the MATOUSH PROJECT for a 4-years period up to January 1, 2010. The Company pays monthly payment of $26,000 or $312,000 per year. As of December 31, 2008, an obligation of $312,000 remains. Upon expiry of the leasing agreement the Company will have the option to purchase the camp with under structures with an additional amount of $275,000.

Related-Party Transactions

The Company renewed a three-year service agreement with Géo-Management Inc. (“BBH”), a related company of which Guy Hébert, an officer and director of the Company, is also an officer and director. The agreement is dated August 1, 2008, and provides for BBH to manage the Company’s exploration activities. Costs and expenses to be billed by BBH to the Company include the following:

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

Management, administration, accounting and legal services;

Consulting services, including geology;

Relations with investors and regulatory authorities;

Identification of sources of financing.

The fees to be paid to BBH are approved by the Company’s board of directors without Guy Hébert being present, and are equivalent to what the Company would otherwise pay to a third party in the industry.

The Company concluded the following transactions with BBH:

	December 31, 2008	December 31, 2007
EXPENSES CAPITALIZED IN THE STATEMENT OF DEFERRED EXPENDITURES
Consultants and subcontractors (1)	$2,572,000	$1,145,000
Management fees (2)	$1,381,000	$1,823,000

General and administrative expenses in the statement of earnings and deficit
Professional fees	$375,000	$367,000
Legal expenses	$94,000	$68,000
Investor relations	$142,000	$168,000
Rent	$48,000	$40,000

Share issue costs charged against capital stock	$11,000	$23,000
Management fees charged against fixed assets	$128,000	$-
Accounts payable and accrued liabilities	$157,000	$148,000

(1) The increase in consulting and subcontractor expenses is primarily attributable to an increase in the number of consultants. The Company had 24 consultants in fiscal 2008 compared to 11 in 2007. Given the growing size of the Matoush project, particularly the underground exploration project, the Company set up an engineering department in 2008, which entailed the hiring of qualified personnel by service provider BBH Géo-Management Inc., Pierre H. Terreault, Vice President, Operations and Engineering, is in charge of the department, which also includes a director of workplace health and safety, and environment director of environment and support personnel. This department is responsible for environmental studies, creating workplace health and safety programs and establishing surface and underground infrastructure programs as part of the exploration program for the feasibility study.

(2) The management fee for the MATOUSH PROPERTY was reduced from 10% in 2007 to 5% as of August 1, 2008.

Summary of Key Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with generally recognized accounting principles in Canada requires management to make estimates and assumptions that affect the assets and liabilities reported. These same estimates and assumptions also have an impact on the contingencies as at the date of the financial statements, as well as amounts related to revenue and expenses for the periods. Critical estimates include estimates of the credit for mining duties refundable for losses and the refundable tax credit for resources, future income tax assets and liabilities, the possibility of recovering the value of long-term investments, mining properties and deferred exploration expenditures, the fair value of stock options granted and certain amounts payable. Actual results could therefore differ from these estimates.

Long-Term Investments

The Company has chosen to present its long-term investments as securities held for trading. Consequently, they are recognized at cost, less any impairment loss.

Mining Properties and Deferred Expenditures

Mining properties are recorded at cost and related exploration costs are deferred, net of government assistance received. In the event of a production decision, costs related to a deposit and recorded under mining properties and deferred exploration expenditures are transferred to mining assets, and then amortized on the basis of units of production for the year and proven and probable ore reserves.  However, when a project is abandoned, the corresponding costs are charged against earnings.

Credit on Mining Duties Refundable for Losses and Refundable Tax Credit for Resources

The Company is eligible for a refundable credit on mining duties under the Quebec Mining Duties Act. This refundable credit on mining duties is equal to 12% of expenses incurred for mining activities in Quebec and is recognized as a credit under deferred expenditures.

The Company is also eligible for a refundable tax credit for resources for mining industry companies in relation to eligible expenses incurred. The refundable tax credit for resources represents up to 38.75% of the amount of eligible expenses incurred. This tax credit is recognized as a credit under deferred expenditures.

Changes in Accounting Policy

Accounting Changes

On January 1st, 2007, in accordance with the applicable transitional provisions, the Company applied the recommendations of new Section 1506, «Accounting Changes», of the Canadian Institute of Chartered Accountants' («CICA») Handbook. This new section, effective for the years beginning on or after October 1st, 2006, prescribes the criteria for changing accounting policies, together with the accounting treatment and disclosure of changes in accounting policies, changes in accounting estimates and corrections of errors. Furthermore, the new standard requires the communication of the new primary sources of GAAP that are issued but not yet effective or not yet adopted by the Company. The new standard has no impact on the Company's financial results for the year ended December 31, 2007.

Financial Instruments

On January 1st, 2007, the Company adopted new accounting policies resulting from the application of new accounting standards published by the CICA relating to financial instruments:

-

Section 3855, "Financial Instruments – Recognition and Measurement", provides guidance on when a financial instrument must be recognized on the balance sheet and how it must be measured. It also provides guidance on the presentation of gains and losses on financial instruments.

-

Section 1530, "Comprehensive Income", requires an entity to recognize certain gains and losses in a separate statement, until such gains and losses are recognized in the statement of earnings.

-

Section 3251, "Equity", establishes standards for the presentation of equity and changes in equity during the reporting fiscal year.

-

Section 3861, "Financial Instruments – Disclosure and Presentation" deals with the disclosure of financial instruments and non-financial derivatives in the financial statements.

After initial recognition, the measurement of financial instruments depends on their classification: held for trading, available for sale, loans and receivables and other than held-for-trading liabilities.

-

Held for trading – Financial assets and financial liabilities required to be classified or designated as held for trading are measured at fair value, with gains, losses and transaction costs recorded in net earnings for the period in which they arise. Section 3855 allows an entity to designate any financial instrument as held for trading on initial recognition or adoption of the accounting standard if reliable fair values are available, even if that instrument would not otherwise satisfy the definition of a security held for trading. Transaction costs are recorded immediately in net earnings.

-

-

Available for sale – Financial assets classified as available for sale are measured at fair value. Unrealized gains and losses are recognized directly in other comprehensive income, except for impairment losses, which are recognized in net earnings. Upon de-recognition of the financial asset, the accumulated gains or losses previously recognized in accumulated other comprehensive income are reclassified to net earnings. Transaction costs are added to the carrying amount of the financial instrument.

-

Loans and receivables – Financial assets classified as loans and receivables are measured at amortized cost using the effective interest method, which corresponds to costs due to their short term to maturity.

-

Other financial liabilities - Financial liabilities classified as other than financial liabilities are measured at amortized cost using the effective interest method, which corresponds to costs due to their short term to maturity.

Following is a summary of the classifications the Company has elected to apply to each of its significant categories of financial instruments outstanding as of January 1st, 2007:

Cash	Held for trading
Amount receivable	Held for trading
Long-term investments	Held for trading
Accounts payable and accrued liabilities	Held for trading

As of January 1st, 2008, the Company adopted new CICA standard in Sections 3862 and 3863, “Financial Instruments – Disclosure and Presentation”. This new standard places increased emphasis on disclosures about the nature and extent of risks arising from financial instruments and how the entity manages those risks. This section aims to eliminate duplication of information and simplify disclosure on the concentration of risk, credit risk, liquidity risk and market risk covered in Section 3861.

These new requirements only affect disclosure and do not have a financial impact on the Company’s financial statements.

Going Concern

On January 1st, 2008, in accordance with the applicable transitional provisions, the Company adopted the new standards of Section 1400, "General Standards of Financial Statement Presentation". This standard requires that management makes an assessment of the Company's ability to continue as a going concern over a period which is at least, but is not limited to, twelve months from the balance sheet date. The new requirements only address disclosures and have no impact on the Company's financial results.

Capital Disclosures

On January 1st, 2008, in accordance with the applicable transitional provisions, the Company adopted the recommendations of new Section 1535, "Capital Disclosures". The new section establishes standards for disclosing information about an entity's capital and how it is managed.

Future Changes in Accounting Policy

International Financial Reporting Standards

In February 2008, the Canadian Accounting Standards Board confirmed the changeover date from Canadian GAAP to International Financial Reporting Standards (IFRS). Accordingly, publicly accountable Canadian enterprises must adopt IFRS for their interim and annual financial statements for years beginning on or after January 1st, 2011. The Company will change from Canadian GAAP to IFRS during the first quarter of the year ended December 31, 2011, when it prepares its current and comparative financial information in accordance with IFRS.  The Company expects this transition to have an effect on its accounting methods, presentation of financial information and information systems. During the next periods, the Company will develop its internal implementation plan to meet the guidelines of the future reporting requirements.

Other new standards were issued, but are not expected to have a material impact on the Company’s financial statements.

U.S. GAAP reconciliation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on the balance sheet, net earnings, and cash flows are outlined below and in the table at Note 21 of Financial Statements.

1.

Properties and deferred expenditures are accounted for in accordance with Canadian GAAP as disclosed in note 2. Under Canadian GAAP, the property’s potential for development is sufficient to permit the capitalization of exploration expenditures incurred as property acquisition costs and deferred expenditures and the management intends to pursue the development. Under U.S. GAAP, a final feasibility study showing economically recoverable proven and probable reserves is required for capitalization of property acquisition costs and exploration expenditures. Accordingly, the property related costs must be expended as incurred.   As the Company believes that it is more likely than not that realizable U.S. deferred tax assets would not be created by the expensing of properties and deferred expenses, the Company has not provided for any tax benefits associated with those expenses.

2.

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

3.

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2008 and 2007 would be to decrease properties by$10,571,154 in 2008 to $0 and $10,044,314 in 2007to $0, to decrease deferred expenditures by $26,469,637 to $0 in 2008 and $13,350,146 to $0 in 2007 (1) .  There would be an increase to liabilities in the ending amount of $1,020,218 as of December 31, 2008 and $0 as of December 31, 2007. (2) This would result in an ending decrease to shareholders’ equity in the amounts of $38,061,009 and $23,394,460 for the years ended December 31, 2008 and 2007, respectively.

4.

The effect on cash flows would be to decrease cash flows from operating activities by $13,646,331 in 2008, $19,082,899 in 2007 and $4,440,024 in 2006 and increase cash flows used in investing activities by $13,646,331 in 2008, $19,082,899 in 2007 and $4,440,024 in 2006.

Recently Issued U.S. Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”) which amends FAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively.  This statement will impact how the Company accounts for future business combinations and the Company’s future consolidates financial position and results of operations.

Fair Value Accounting

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 were adopted January 1, 2008.  In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009, and are not expected to have a significant impact on the Company.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“FAS 160”) which establishes accounting and reporting standards pertaining to (i) ownership interest in subsidiaries held by parties other than the parent, (ii) the amount of net income attributable to the parent and to the non-controlling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained non-controlling interest to be classified as a separate component of stockholder’s equity.  FAS 160 is effective for the Company’s fiscal year beginning January 1, 2009.

Forward Looking Statement

Statutory safe harbours shall apply, with respect to the Company and all types of transactions, to information provided pursuant to paragraphs (a) (4) Off – balance sheet arrangements and (5) Tabular disclosure of contractual obligations of this Item: Management’s Discussion and analysis of financial condition and results of operation, since the disclosure is made by the Company; a person acting on behalf of the Company; an outside reviewer retained by the Company making a statement on behalf of the Company; or an underwriter, with respect to information provided by the Company or information derived from information provided by the Company.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

(a)

Quantitative information about market risk (as of the end of latest fiscal year)

Instruments entered into for purposes other than trading purposes

Interest rate sensitivity: Investments Deposits returns

The Company does not have any deposits with terms of more than three months and has as of December 31, 2008; a deposit of $5,515,358 was invested in a financial institution for a term of one month at a time. As such the Company does not foresee any interest rate sensitivity during the following 5 years.

Foreign currency exchange rate risk Canadian dollars

The Company does not have any transaction with foreign countries that could cause a risk for its investments as a consequence of fluctuation of a foreign currency exchange rate.

Commodity price sensitivity

The Company is at an exploration stage only and as discussed in Item 2: Properties MATOUSH PROJECT, MATOUSH PROPERTY Scoping Study, the Company had this preliminary economic assessment of the uranium resources made on the MATOUSH PROPERTY, and the price scenario was established by SD Energy with a long term price from US$60.00 to US$90.00 per pound U3O8 over the life of the project with an evaluation price of US$75.00 per pound U3O8 with an exchange rate $US/$CAN of 0.85.

(b)

Qualitative information about market risk

Fair Value

Cash and cash equivalents, tax credits receivable, deposits on exploration work and accounts payable and accrued charges are financial instruments whose carrying value approximates their fair value due to their short-term maturities or the prevailing market rates.

Investments in shares are recognized at fair value, which equals the closing asking price at the end of the period.

The Company classifies its investments as financials assets held for trading and recognizes them at their fair value. The fair value of shares corresponds to the last asking price at the end of the period and the fair value of warrants corresponds to the difference between the asking price of the shares and the exercise price of the warrants. The fair value of the warrants is nil when the asking price is lower than their exercise price.

Credit Risk

Cash and cash equivalents are deposited in banking accounts at Canadian financial institution and invested in high quality securities.

Interest Rate Risk

At December 31, 2008, the Company’s exposure to interest rate risk was as follows:

•

Cash and cash equivalents – variable interest rate

•

Amounts receivable – interest free

•

Amounts payable – interest free

In management’s opinion, the Company was not exposed to any interest rate risk as at December 31, 2008.

Financial Risk

The Company is considered an exploration company. It must therefore obtain financing regularly in order to pursue its exploration activities. While it has always succeeded in doing so in the past, there can be no assurance that it will succeed in doing so in the future.

Exploration and Mining Risks

Exploration and mining activities are subject to a high level of risk. Few exploration properties reach the production stage. Unusual or unexpected formations, fires, power failures, labour disputes, floods, explosions, subsidence, landslides and the inability to locate the appropriate or adequate manpower, machinery or equipment are all risks associated with mining activities and the execution of exploration programs.

The development of resource properties depends on many factors, including the cost of mining, variations in the material mined, fluctuations in the commodities and exchange markets, the cost of processing equipment and other factors such as aboriginal claims, government regulations including in particular regulations on royalties, authorized production, importation and exportation of natural resources and environmental protection. Depending on the price of the commodities produced, the Company may decide not to undertake or continue commercial production. There can be no assurance that the exploration expenses incurred by the Company will result in the discovery of commercial quantities of ore. Most exploration projects do not result in the discovery of economic deposits.

Environmental and Other Regulations

Current, possible or future environmental legislation, regulations and measures may entail unforeseeable additional cost, capital expenditures, restrictions or delays in the Company’s activities. The requirements of the environmental regulations and standards are constantly re-evaluated and may be considerably increased, which could seriously hamper the Company or its ability to develop its properties economically. Before a property can enter into production, the Company must obtain regulatory and environmental approvals. There can be no assurance that such approvals will be obtained or that they will be obtained in a timely manner. The cost related to assessing changes in government regulations may reduce the profitability of the operation or altogether prevent a property from being developed. The Company considers that it is in material compliance with the existing environmental legislation. At the exploration stage, costs related to environmental legislation’s compliance are not material.

Financing and Development Risks

The Company has incurred losses to date and does not presently have the financial resources required to finance its planned exploration and development programs. Development of the Company’s properties therefore depends on its ability to obtain the additional financing required. There can be no assurance that the Company will succeed in obtaining the required funding. Failure to do so may lead to substantial dilution of its interests (existing or proposed) in its properties. Furthermore, the Company has limited experience in developing a resource property, and its ability to do so will depend on the use of experienced people or in the signature of agreements with major resource companies that can produce such expertise.

Commodities Prices

The market for uranium, gold, diamond, base metals or other mineral discovered can be affected by factors beyond the Company’s control. Commodities prices have fluctuated widely, particularly in recent years. The impact of these factors cannot be accurately predicted. However, for uranium, experts can base their analyses amongst others on world nuclear capacity forecast, world nuclear requirements, supply and demand and can establish long term price ranges not necessarily based on the market fluctuations. The Company can reasonably rely on these expert opinions in a scoping study.

Uninsured Risks

The Company could become liable for subsidence, pollution and other risks against which it cannot insure itself or chooses not to insure itself due to the high cost of premiums or for some other reason. Payment of such liabilities could decrease or even eliminate the funds available for exploration and mining activities.

(c)

Interim period ended

The Company does not include in this annual report financial statements for an interim period after the fiscal year ended December 31, 2008.

(d)

Safe Harbour

Statutory safe harbours shall apply, with respect to the Company and all types of transactions, to information provided pursuant to paragraphs (a), (b), and (c) of this Item 7A, provided that the disclosure is made by the Company; a person acting on behalf of the Company; an outside reviewer retained by the Company making a statement on behalf of the Company; or an underwriter, with respect to information provided by the Company or information derived from information provided by the Company.

Item 8.  Financial Statements and Supplementary Data.

See the financial statements annexed to this annual report.

The following table contains selected financial information for the last eight quarters.

	31-12-2008	30-09-2008	30-06-2008	31-03-2008	31-12-2007	30-09-2007	30-06-2007	31-03-2007
	$	$	$	$	$	$	$	$
Total income	90,537	85,241	96,032	174,518	218,021	232,777	269,484	243,613
General and administrative expenses	333,308	455,466	1,111,037	487,376	298,308	339,047	1,651,913	802,527
Net loss (Net benefit)	374,461	360,225	787,005	420,858	(1,525,034)	106,270	1,382,429	558,914
Net loss (Net benefit) per share, basic and diluted	0.00	0.00	0.01	0.00	(0.01)	0.02	0.02	0.01
Current assets	16,924,007	18,545,710	22,114,699	28,250,036	28,884,998	26,939,926	29,634,886	31,761,695
Total assets	59,761,590	52,921,254	53,633,968	56,455,302	52,744,147	45,543,398	39,712,848	38,686,899
Current liabilities	1,396,939	1,672,935	2,146,779	5,107,367	1,162,814	1,353,849	1,568,029	1,417,067
Working capital	20,379,324	16,872,775	19,967,920	23,142,669	27,722,184	25,586,077	28,066,857	30,344,628
Shareholders’ equity	55,628,653	50,404,319	50,583,189	50,235,935	50,377,333	44,189,549	38,144,819	37,269,832

Fourth Quarter Performance

The Company reported a loss of $374,461 for the fourth quarter of the year compared to net earnings of $1,525,034 for the fourth quarter of the previous year.

The material changes in expenses recorded in the fourth quarter of fiscal 2008 are related to the write-down of $356,690 in prospecting expenses and costs incurred on the Mont-Laurier Uranium property, a $35,000 unrealized loss on the change in fair value of investments, and a $260,000 allowance for future income taxes.

These material changes in the fourth quarter of the previous year were primarily linked to the following items: $1,605,321 in 2007 in future income tax benefit, compared to $620,000 in 2008, a $139,000 decrease in investor relations expenses, and a $151,126 decrease in stock-based compensation.

Additional Information and Continuous Disclosure

This management discussion and analysis is dated March 11, 2009 and complies with Canadian Securities Administrators’ National Instrument 51-102A on continuous disclosure. The purpose of this management discussion and analysis is to help the reader understand and assess the material changes and trends in the Company’s results and financial position. It presents management’s perspective on the Company’s current and past activities and financial results, as well as an outlook of activities planned for the coming months. The Company regularly discloses additional information through press releases and financial statements filed on the Company’s website (www.stratecoinc.com), SEDAR (www.sedar.com) and EDGAR (www.sec.gov/edgar.shtml).

(Signed) Guy Hébert

(Signed) Pauline Comtois

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company does not have any change or disagreement with its accountants on accounting and financial disclosure to report for the period.

Item 9A. Controls and Procedures.

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, President, and an extern consultant, the Chief Financial Officer, Mrs. Pauline Comtois, Certified General Accountant (CGA), have conducted an evaluation regarding the effectiveness of disclosure controls and procedures (as defined in §240.13a-15 (e) or §240.15d-15 (e) of Title 17) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of §240.13a-15 or §240.15d-15 of Title 17. The Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Internal control over financial reporting

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, President, and the Chief Financial Officer, Mrs. Pauline Comtois, Certified General Accountant (CGA), is responsible for establishing and maintaining adequate internal control over financial reporting for the Company;

The management use the following framework to evaluate the effectiveness of the Company’s internal control over financial reporting as required by paragraph ( c ) of §240.13a-15 or §240.15d-15:

The management relied on the interpretive guidance issued by U.S. Securities and Exchange Commission in Release 34-55929 and Rule 13 (a) -15 ( c ) under the Securities Exchange Act of 1934 to identify a framework suitable for management’s evaluation of the Internal Controls over Financial Reporting (“ICFR”). The Company first identified the risks to reliable financial reporting or material misstatement including the risk related to related parties transactions with BBH Géo-Management Inc. for which the sole officer and director is also a director and officer of the Company.

The Company evaluated that the existing controls established in a document entitled “Internal Controls of Purchases and Expenses Cycle” as amended on October 1, 2008 joined as Exhibit 99.1.1, addressed those risks as follows.

The Board of Directors with recommendation of the audit committee approves the project and budget for exploration programs. An internal control on three levels of authorization and verification is in place for each purchase order, each check issued in payment of invoices and each entry into the books of the Company on a daily basis is available on system Buzzsaw. Each check that is issued requires two signatures from authorized representatives.

The internal procedures for the financial information within the Company with organizational charts are written in a pamphlet that has been approved by the Board of Directors and the Audit Committee and communicated to officers of the Company and each concerned employee.

Each financing and its costs and each issuance of shares or convertible securities related to a financing is authorized by the Board of Directors and has to be reported in details to each Securities Commission for which the Company is a reporting issuer and must be published in press releases. Each grant of stock options to directors or officers of the Company must also be disclosed in press releases in Canada.

During the financing process either by private placement or public offering in Canada and other countries except in the United States, the Company follows for several years the same process that is described in details in Exhibit 99.2 for: (i) the negotiations, term sheets, due diligence sessions, subscription agreements or prospectus; (ii) issuance of shares, of warrants, brokers warrants or compensation options, commission or finder’s fees, warrant indentures; (iii) filing of documents and request of approvals from Toronto Exchange and Autorité des marches financiers (Québec Securities Commission) and other regulatory authorities for the closings, the filings of post-closing required documents including amongst others, press releases and Form 8K.

The Management, financial advisors, finders or brokers, accountants and legal counsels all collaborate to achieve the financings required to pursue the exploration programs of the Company.

The Management proceeded throughout the year to the verification and evaluation of the Company’s internal control over financial reporting in verifying the operations described in the pamphlet such as the established process for monitoring of signature of checks, numerical order of checks, issuance of purchase orders, invoices auditing, approval of expenses, distribution of expenses in conformity with the budget of operations, time sheets and confidential information of documents. As to the verification of the financial information itself the Management analysed the expenses posts and the expenses fluctuations.

Following a sample evaluation, the Management can conclude that the internal control is effective, the persons who are responsible apply effectively and vigorously their functions. In taking into account the small number of persons involved, the internal control of financial information is executed in a way so to provide a reasonable assurance that the controls are operating effectively.

The management with the participation of the principal executive and financial officers evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year by monitoring of activities and by direct testing.

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

The Company’s management confirms hereby that the registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item 9 has issued an attestation report on the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and executive officers

The board of directors of the Company is a multidisciplinary team with recognized practical experience in various fields of activity that enables it to practice good corporate management. The members of the Board of Directors are:

Guy Hébert – President, Chief executive officer of the Company and director

Jean-Pierre Lachance – Executive Vice President of the Company and director

Jean-Guy Masse – President of Masvil Capital Inc. and Northern Precious Metals Management Inc., director and member of the Audit Committee

Robert Desjardins –President of Robert G. Desjardins & Associés Inc., director and member of the Audit Committee

Henri Lanctôt – Lawyer and Associate of Gowling Lafleur Henderson LLP, director and Corporate Secretary

Marcel Bergeron - General Director of Devimco Inc, director and member of the Audit Committee

The mandate of the directors will expire at the date of the next Annual Assembly of shareholders unless they are elected at that time for a new mandate.

Mr. Guy Hébert, 59 years old, has been a director, the Chief executive officer and President of the Company since April 13, 2000. Mr. Hébert holds a B.Sc. degree in Geology form the University of Montreal and a Master in Business Administration from Sherbrooke University.

Mr. Jean-Pierre Lachance, 56 years old, is Executive Vice President of the Company. He has been a director of the Company since April 13, 2000. Mr. Lachance holds a B.Sc. degree in Geology from the University Laval, in Québec.

Mr. Jean-Guy Masse, 67 years old and is a director of the Company since April 13, 2000. Mr. Masse holds a B.Sc. A. from the École Polytechnique of Montreal and an M. Sc from Stanford University, California U.S.A. He is a CFA and member of the Association since September 1975.

Mr. Robert Desjardins, 64 years old and is director of the Company since October 30, 2001. He holds a Bachelor’s Degree in Commerce from the École des Hautes Études Commerciales and is a member of the Corporation des Administrateurs Agréés du Québec.

Mr. Henri Lanctôt, 65 years old, was appointed director of the Company on January 24, 2007 further to the resignation of Mr. Claude Hubert on January 18, 2007 and elected at the annual and special Meeting of shareholders.  Mr. Henri Lanctôt was admitted to the Quebec Bar in 1968 after graduating in 1967 from the Faculty of Law of the University of Montreal.

Mr. Marcel Bergeron, 53 years old, was appointed director and member of the Audit Committee on March 21, 2007 further to the death of Ms. Francine Bélanger on November 8, 2006 and was elected at the annual and special meeting of shareholders. He is a member of the Quebec Institute of Chartered Accountants and of the Quebec Institute of Certified Management Accountants.

b) Identification of executive officers.

Mr. Guy Hébert is Chief Executive Officer and President of the Company since April 13, 2000;

Mr. Jean-Pierre Lachance is Executive Vice-president of the Company since April 13, 2000;

Mrs. Pauline Comtois, CGA, is an external consultant acting as Chief Financial Officer since March 2006;

c) Identification of certain significant employees

Mr. Pierre H. Therreault, is Vice-President to Operations and engineering since April 15, 2008 for the planning, permits, authorizations, construction and operations of the underground exploration ramp on the MATOUSH PROJECT and all future and eventual mining facilities of this property as reported in Form 8K dated April 21, 2008.

d) Family relationships

There exists no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

e) Business experience of directors, officers and significant employee during the last five years.

Mr. Guy Hébert, President and Chief Executive Officer

Mr. Guy Hébert is employed by BBH Géo-Management Inc. to render services to the Company as the Chief executive officer and President of the Company since April 13, 2000 that represented an occupation for approximately 95% of his time during the year 2008. He is also director and president of BBH Géo-Management Inc., since October 1992. BBH Géo-Management is a private company rendering management services to mining companies and has a services agreement with the Company since July 2000 (See Part I, Financial Information, Related parties transactions). Mr. Hébert has been president for a few months at the time of incorporation from March 2006 to June 1, 2006 and remained afterward solely director and Chairman of the Board of Cadiscor Resources Inc., a company having its common shares registered pursuant to section 12 of the Exchange Act since its incorporation.

Professional experience

Mr. Hébert has been active in the international mining industry for the last 30 years. He has an Master degree in Business Administration and a Bachelor of Sciences degree in geology. He was the architect of over $300 million in financing for various gold and base metals mining projects in Canada and overseas. Since 1980, he has brought 3 mines into production.

Mr. Hebert was President and Chief Executive Officer of Lyon Lake Mines from 1986 to 2001. He brought into production Beta Vargas, an open pit 1,000 tpd gold mine in Costa Rica. Permitting and reclamation were a success. In September 1997, the Beta Vargas Mine was awarded the top environmental prize by Latin American Association of Geosynthetics. The Beta Vargas treatment plant represented a model for environmental design. From 1985 to 1992, he was President and CEO of Audrey Resources Inc. He brought into production the Bouchard-Hebert open pit and underground 2,500 tpd polymetallic mine (Zn,Cu,Au,Ag) in Quebec, Canada that was taken over by Cambior in 1992. Cambior named the mine Bouchard-Hebert in recognition of his achievements with Audrey Resources Inc.

As President of Aiguebelle Resources Inc. from 1980 to 1985, Mr. Hebert brought into production the Yvan Vezina underground 1,500 tpd gold mine in Quebec. The mine became part of Cambior's organization in 1986.

Mr. Jean-Pierre Lachance, Executive Vice-president

Mr. Jean-Pierre Lachance is employed by BBH Géo-Management Inc. to render services as Executive Vice President of the Company in charge of exploration programs. He has been a director and Executive Vice-President of the Company since April 13, 2000 and spends 95% of his time for the Company. He is also Vice-President of BBH Géo-Management Inc. since 2004 but does not exercise any control over this related company (See Part I, Financial Information, Related parties transactions).

Professional experience

Mr. Lachance has 30 years of experience in the mining industry, and has held various management positions with public and private companies in Canada and overseas. He has a Bachelor of Science degree in geology from the University Laval, in Québec.

Mr. Lachance was Vice President, International Development of Lyon Lake Mines Ltd. from 1994 to 1998 and Executive Vice President from 1999 to 2001. He has also been President of Novontar S.A., a subsidiary of Lyon Lake Mines Ltd. in Costa Rica, from 1996 to 2001. He was responsible for bringing Lyon Lake's Beta Vargas mine into production and for the reclamation after the mine's closure in 2000. He was Vice President of Altavista Mines Inc. from 1994 to 2000 and was responsible for all the exploration activities of the Company.

As Strateco's Executive Vice President, he closely assists the President in his functions He maintains relations the Cree Community.

Mr. Lachance has been for a few months in 2006, Vice-President and director of Cadiscor Resources Inc., and remained director since 2007 of this company, which has its securities registered pursuant to section 12 as a smaller reporting company.

Mr. Jean-Guy Masse, director and member of the Audit Committee

Mr. Jean-Guy Masse, 67 years old is a director of the Company since April 13, 2000 and member of the Audit Committee since its creation. Mr. Masse holds a B.Sc. A. from the École Polytechnique of Montreal and an M. Sc from Stanford University, California U.S.A. He is a CFA and member of the Association since September 1975.

He is President of Northern Precious Metals Funds since 2003 and is also President of Masvil Capital Inc. since 1992. He has been President of the Board of Directors of Metco Resources Inc. from 1999 to 2003. Mr. Masse is also a director of mining companies listed on the TSX Venture Exchange.

Mr. Robert Desjardins, director and member of the Audit Committee

Mr. Robert Desjardins holds a Bachelor’s Degree in Business from the École des Hautes Études Commerciales and is a member of the Corporation des Administrateurs Agréés du Québec. Since 1989, Mr. Desjardins has been President of Robert G. Desjardins & Associates Inc., a firm specializing in corporate finance and the development of financial products.

Mr. Marcel Bergeron, director and Member of the Audit Committee.

Mr. Marcel Bergeron is a member of the Quebec Institute of Chartered Accountants and of the Quebec Institute of Certified Management Accountants. He is employed since June 2006 as the General Director of Devimco Inc., a company specialized in the real estate development. Between July 1990 and June 2006, Mr. Bergeron was an associate of Petrie Raymond LLP, Chartered Accountants and Auditors of the Company. Between December 1995 and August 2005, he was on the board of directors of Fairstar Explorations Inc.

Mr. Henri Lanctôt, director and Corporate Secretary

Mr. Henri Lanctôt was admitted to the Quebec Bar in 1968 after graduating in 1967 from the Faculty of Law of the University of Montreal in 1984. He is a partner of Gowling Lafleur Henderson LLP and, Mr. Henri Lanctôt joined Lafleur Brown, the law firm that merged with Gowlings on July 1st, 2000.

Mrs. Pauline Comtois, Treasurer and Chief Financial Officer

Mrs. Pauline Comtois is a Certified General Accountant (CGA) since 1987 and graduated from Hautes Études Commerciales of the University of Montréal the same year, in Québec Canada and works as a CGA in Québec since 1983. Mrs. Comtois works as a consultant in accounting and tax matters since 1986. Mrs. Comtois works as a consultant for the Company since August 2000, became Treasurer of the Company in March 2006 and Chief Financial Officer of the Company on April 25, 2007. Mrs. Comtois is also Treasurer and performing function similar to a Chief Financial Officer since June 2006 for Cadiscor Resources Inc., which is a company having its securities registered pursuant to section 12 as a smaller reporting Company. In the last five years Mrs. Comtois also worked with private companies

Mr. Pierre H. Terreault, significant employee - Vice President Operations & Engineering

Mr. Terreault is Vice President Operations & Engineering of Strateco since April 2008. He graduated from École Polytechnique de Montreal in Mining Engineering and has a Master's Degree in Project Management from Université du Québec de l'Abitibi Temiscamingue. He is a registered Professional Engineer in Quebec, Ontario and Newfoundland. He started various mining projects throughout Quebec and Newfoundland.

Professional experience

Mr. Terreault has more than 29 years experience in different mining sectors and has held various managing positions. From 2007 to 2008, Mr. Terreault was Mine Manager and Project Leader for a pre-feasibility study for an underground mine, for Opinaca Mines (Goldcorp). From 2004 to 2007, he was the General Manager for Kiena Complex (Wesdome). Between 1998 and 2003, he was the General Superintendent for Ross Finlay 2000.

f) Involvement in certain legal proceedings.

None of the directors and executive officers mentioned above has been involved in the following legal proceedings in the last five years:

1.  None of the directors and executive officers were the subject of a petition under the Federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.  None of the directors or executive officers of the Company has been subject to any conviction in a criminal proceeding or was named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.  None of the directors or executive officers of the Company has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other persons regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal Commodities laws;

4.  None of the directors or executive officers was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f) (3) (i) of this section, or to be associated with persons engaged in any such activity; or

5.  None of the directors or executive officers of the Company was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities laws, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended or vacated.

6.  None of the directors or executive officers of the Company was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

g) Compliance with section 16 (a) of the Exchange Act.

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

The Company’s directors and officers have since December 31, 2003 filed only with the Quebec Securities Commission now called “Autorité des marchés financiers”, the principal national securities exchange jurisdiction of the Company as allowed by §240.16a-3 (c). All transactions by directors and officers have been deposited electronically on SEDI during the period and can be consulted publicly at http://www.sedi.ca/.

h) Code of ethics

On February 18, 2004, the Board of directors adopted a Code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller. This Code of Ethics can be consulted on the Company’s website at www.stratecoinc.com and on SEDAR at www.sedar.com and is filed as Exhibit 14 of this annual report. And any interested person can receive copy of this Code of ethics without charge in addressing its request to the Company’s head office mentioned on the Title page of this annual report.

i) Corporate governance

1.

During the year ended December 31, 2008, there has been no material change to the Company’s procedures by which security holders may recommend nominees at the Annual Meeting of shareholders to the Company’s board of directors.

2.

The Audit committee has a charter that is annexed the Management Information Circular and Proxy Information to be filed as Exhibit 22 with Form 10Q for the period ending March 31, 2009 (or June  prior to the Annual Meeting of shareholders.

3.

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)A of the Exchange Act (15 U.S.C. 78c(a)(58)(A)) composed of three members, Mr. Jean-Guy Masse, Mr. Robert Desjardins and Mr. Marcel Bergeron.

4.

The Company’s board of directors has determined that the Company has at least one audit committee financial expert serving on its audit committee, Mr. Marcel Bergeron. He was appointed director to replace Mrs. Francine Bélanger who deceased in November 2006. Mr. Bergeron  is the director seating at the Audit Committee  considered “Financial Expert” pursuant to Item 407(d)(5) of Regulation S-K. Please refer to Item 10 (e) for a brief listing of Mr. Bergeron’s relevant experience.

Mr. Bergeron is not considered an” independent” director according to L’Autorité des marchés financiers (Quebec Securities Commission) Regulations since he was an associate of the Company’s Auditors firm in charge of the Company’s file until June 2006 and will not be considered “independent” until June 2009. However, Mr. Bergeron benefits from a statutory dispense to remain on the Audit Committee pursuant to Quebec Article 36 of Regulation 52-110 since it meets the following requirements amongst others:

The Company became a reporting issuer in 4 provinces of Canada, Alberta, British Columbia, Ontario and Quebec in 4 since its listing on the TSX Exchange on June 6, 2007 requiring independence of all members of the Audit Committee.

The majority of the Audit Committee remains independent.

Mr. Bergeron has no immediate family relationship with an employee or an executive officer of the Company and is not an employee of member of the management of the Company.

The Board of directors considered that in this exceptional case, Mr. Bergeron could have an unbiased judgment required to honor his obligations as member of the audit committee and that his nomination was in the interest of the Company and of its shareholders.

Mr. Bergeron does not act as president of the Audit Committee.

Mr. Bergeron will not need to satisfy the requirements to be eligible to the statutory exemption as to independence for more than two years or until June 2009.

Compensation discussion and analysis

The Company has no compensation committee but during the last completed fiscal year, directors to the exception of Mr. Guy Hébert, PFO, Mr. Jean-Pierre Lachance, Executive Vice-President and Mr. Henri Lanctôt, Corporate Secretary, did receive only fixed fees for their presence to the Board or Audit Committee meetings and reimbursement of expenses for their presence to these meetings. These fees have been fixed by the Board of Directors in 2007.

The compensation of executive officers is paid by a management company, BBH Géo-Management Inc. (“Management Company”) with which the Company has a Contract Services agreement. See Item 13 Certain relationships and Related Transactions and Director Independence.  The Board of Directors upon recommendation of the Audit Committee and in the absence of Mr. Guy Hébert, approve the Contract Services agreement with the Management Company, the amounts paid by the Company to the Management Company for services rendered by its executive officers are revised annually by the Board of Directors.  The compensation received by executive officers is reported and made public as required by the Autorité des marches financiers in the Management Information Circular filed as Exhibit Compensation in Item 11 for further explanation concerning delay in public disclosure of executive salaries and report of summary executive compensation of previous years.

All board members participated to the discussion on grant of stock options to directors and executive officers, employees of a management company and consultants of the Company during the fiscal year ended December 31, 2008. The executive officers based on their day-to-day evaluation of the performance and charges of each grantee, informed the independent members of the Board of directors of the importance of services rendered to the Company by each employee in the exploration programs or administration of the Company managed by the Management Company.

The objective of the stock option plan is to provide an incentive to directors, executive officers, employees of the Management Company and consultants to work with energy and efficiency on the realisation of the projects of the Company and to retain services of directors, executive officers, employees of the Management Company and consultants in the Company since replacements for persons having experience and competency in the specific domain of uranium exploration are difficult to recruit in Québec, Canada.

Stock options to PEO, PFO, directors, executive officers and employees of the Management Company who were assigned to render services to the Company and consultants, have been granted for the most part on April 14, 2008 and also on individual dates whenever the Management Company notified the Board of Directors of the employment of new employees of whom the services were to be assigned to the Company on a permanent basis. The Board of Directors granted a number of stock options for each employee of the Management Company taking in consideration their obligations and performance to render.

A total of 10,654,586 common shares are reserved for issuance under the stock option plan. The maximum number of options that can be granted to any participant cannot exceed 5% of the issued and outstanding shares of the capital stock. The exercise price of the options granted may not be less than the average means of the volume weighted average trading price of the listed securities, calculated by dividing the total value by the total volume of securities traded for the five trading days immediately preceding the relevant date of the grant on the Toronto Stock Exchange (TSX) at the time the options are granted. The options granted are valid for a period established by the Board of Directors, not to exceed five years from the date the options are granted and can be annulled 90 days after the end of contract of employment and immediately upon end of contract of employment for justified reasons and after one year following the decease of the grantee.

During the year 2008, the Board of directors granted all stock options to directors, executive officers, employees of a management company and consultants at the same exercise price well above market price as defined supra and has imposed on new employees hired by the management company restrictions on the number of stock options that can be levied and restriction periods on 18 months for the levy of stock options in order that the employee had to work a minimum of six months prior to be able to exercise one third of the number of stock options that had been awarded and another six months before to be able to levy another third of the number and so on. These restrictions were imposed only on new employees of the management company to insure fidelity to the Company.

The directors and employees of the Management Company that have long standing in the Company did not have a restriction period for the levy of their stock options.

Compensation Committee Report

There is no compensation committee in the Company and the Board of Directors does not issue a compensation report since the compensation and employment of the employees rendering services to the Company including executive officers is under the ultimate control and supervision of the Management Company.

Item11: Executive Compensation,

The following tables in this Item 11 have numbers converted in U.S. Dollars based on the exchange rate at December 31, 2008, December 31, 2007 and December 29, 2006. The rates of exchange from Canadian dollars to U.S. dollars as of December 31, 2006 was C$1,1652 for U.S. $1.00, as of December 31, 2007 was C$0.9881 for U.S $1.00 and at December 31, 2008 was C$1.2240 for US $1.00 were used to fill in the table.

(a) General

During the year ended December 31, 2008, the Company did not pay any compensation to its executive officers, except for Jean-Pierre Lachance, who received an allowance of $200 per month for the use of his personal vehicle in relation with the Company's activities (See Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operation subsection (b) entitled Related-Party Transactions for further details on transactions between the Company and BBH Géo-Management Inc pursuant to the Services Agreement).

BBH Géo-Management Inc. (“BBH”) is a company that provides the Company with project management and administrative services pursuant to a services agreement. Guy Hébert, the Company’s Chief executive officer and a director, is the sole director and officer of BBH Géo-Management Inc. and controls another company that is the sole shareholder of BBH Géo-Management Inc. Services rendered to the Company by executive officers, Misters Guy Hébert and Jean-Pierre Lachance, are provided to the Company by BBH Géo-Management Inc.

Summary Compensation Table: In U.S. dollars *

Name and principal position	Year	Salary (1) ($)	Bonus ($)	Option awards ($)	All other compensation ($)	Total ($)
(a)	(b)	( c )	(d)	(e)	(g) (5)	(h)
Guy Hébert, Chief Executive Officer (2) (3)	2006	$171,581				171,581
	2007	$136,599		$323,302		$459,901
	2008	-		$93,350		$93,350
Jean-Pierre Lachance, Executive Vice-President (4) (5)	2006	$149,310		$17,140		$19,936
	2007	$193,284		$194,161		$196,532
	2008	-		$93,350		$93,350
Pierre H. Terreault, Vice-President of Operations and Engineering since March 2008 (1)(6) (7)	2008	-		$93,350		$93,350
Pauline Comtois, CGA and CFO since April 2007(8)	2007			$64,770	$9,745	$74,515
	2008			$46,675	$40,150	$86,825

* Since there is no stock awards, non-equity incentive plan compensation, no change in pension value and non-qualified deferred compensation earnings these columns have been deleted.

(1)The Company did not pay any salary or other form of compensation directly to its executive officers except for Mrs Pauline Comtois, CGA, Treasurer and CFO of the Company. The Company pays fees for the services of Mrs. Comtois who provides accounting services to the Company on a contract basis. The amounts included in column ( c ) for the years 2006 and 2007 represent the funds paid by BBH Géo-Management Inc.,  (“BBH”) a management company, to Mr. Guy Hébert and Mr. Jean-Pierre Lachance for services rendered to the Company.

This table does not include the amounts paid by BBH to Mr. Hébert, Mr. Lachance and Mr. Terreault for services rendered to the Company for the year 2008 since BBH is a private company in Quebec, Canada providing services to the Company including the services of Mr. Hébert as PEO, Mr. Lachance, as Executive Vice-president and Mr. Terreault as Vice President to Operations and Engineering.

As a private company the information concerning the remuneration paid by BBH to the Company’s executive officers and significant employee is considered confidential information and protected as such by the laws of Quebec, Canada. However this information looses its confidential character whenever the Autorité des marchés financiers du Québec (Quebec Securities Commission) requires this specific information to be disclosed publicly by its laws and regulations.

Since the Autorité des marchés financiers du Québec by its laws and regulations requires that this information concerning the company’s executive officers compensation be disclosed only in the Management Information Circular and Proxy solicitations, this information will be disclosed publicly in such document and will be filed as Exhibit 22 with Form 10Q for the period ended June 30, 2009. Also, the Company qualifies as a foreign private issuer under Rule 405 of Regulation C and such information is not required to be rendered public in the United States unless required to be disclosed by the Autorité des marchés financiers (Quebec Securities Commission) in Quebec, Canada the principal jurisdiction of the Company;

 (2) The Company paid to BBH for the consulting services of Mr. Guy Hébert as PEO $323,426 in 2008, $213,787 in 2007 and $189,198 in 2006. These sums are not representative of the amounts actually received by Mr. Hébert from BBH Géo-Management Inc. as salary as disclosed in the table for the years 2006 and 2007 (see Note 1).

As reported in column (e) Mr. Hébert was granted by the Board of Directors 100,000 stock options on April 14, 2008 giving him the right to exercise these options at the price of $2.4970 per share for a period of five years. Mr. Hébert did not exercise any options during the fiscal year 2008 nor did he in the year 2007. The value reported for Option awards is the one calculated pursuant to Black-Scholes model at the price of $0.9335 per share for those options awarded in the second quarter of 2008. In the year 2006, Mr. Hébert exercised 200,000 options that he had received in the year 2005 at the price of $0.17 per share for an amount of exercise price of $34,956.

During the year ended December 31, 2008, the Company granted 1,363,500 stock options in 2008 (1,499,000 stock options in 2007 and 1,204,000 stock options in 2006) to officers, directors, consultants and employees of service providers rendering services to the Company. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.9335 per option in 2008 ($1.2954 per option in 2007 and $0.2367 per option in 2006).

	2008	2007	2006

Risk-free interest rate	2.46%	3.06%	2.64%
Expected life	1yr	1 yr	1 yr
Expected volatility	101%	103%	127.15%
Expected dividend yield	0.0%	0.0%	0.0%

An amount of $1,333 was recognized in earnings and credited to contributed surplus in 2008 ($1,360,957 in 2007 and $284,939 in 2006).

(3) The Company paid to BBH for the services of Mr. Jean-Pierre Lachance as Executive Vice President $421,982 in 2008, $292,890 in 2007 and $208,215 in 2006. These sums are not representative of the amounts actually received by Mr. Lachance from BBH as salary as disclosed in the table for the years 2006 and 2007(see Note 1).

(4) As reported in column (e), Mr. Lachance was granted by the Board of Directors 100,000 stock options on April 14, 2008 giving him the right to exercise these options at the price of $2.4970 per share for a period of five years. Mr. Lachance did not exercise any options during the fiscal year 2008. Mr. Lachance was granted by the Board of Directors 150,000 stock options on April 12, 2007 giving him the right to exercise these options at the price of $3.32 per share for a period of five years. In 2007, Mr. Lachance exercised 150,000 options that had been granted to him in 2005 at the price of $0.19 per share for an exercise amount of $29,643.

The value reported for Option awards in 2008 is the one calculated pursuant to Black-Scholes model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.9335 per option in 2008 ($1.2954 per option in 2007 and $0.2367 per option in 2006) as reported in the financial statements.

	2008	2007	2006

Risk-free interest rate	2.46%	3.06%	2.64%
Expected life	1yr	1 yr	1 yr
Expected volatility	101%	103%	127.15%
Expected dividend yield	0.0%	0.0%	0.0%

An amount of $1,333 was recognized in earnings and credited to contributed surplus ($1,360,957 in 2007 and $284,939 in 2006).

(5) Mr. Lachance received an allowance of $244.80 per month ($197 in 2007) for the use of his vehicle for the Company’s activities representing an amount less than $10,000 and this amount has been excluded from column (h).

(6) The Company paid to BBH for the services of Mr. Pierre H. Terreault as Vice President of Operations and Engineering $277,395 in 2008. These sums are not representative of the amounts actually received by Mr. Terreault from BBH as salary for the year 2008 (See Note 1).

(7) As reported in column (e), Mr. Terreault was granted by the Board of Directors 300,000 stock options on March 19, 2008 giving him the right to exercise these options at the price of $2.5704 per share for a period of five years. However, Mr. Terreault can only exercise his options by series of 100,000 options by period of six months from the date of entry in service or as September 19, 2008, March 19, 2009 and September 19, 2009. Mr. Terreault did not exercise any options during the fiscal year 2008.

The value reported for Option awards in 2008 is the one calculated pursuant to Black-Scholes model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.9335 per option in 2008 ($1.2954 per option in 2007 and $0.2367 per option in 2006) as reported in the financial statements.

	2008	2007	2006

Risk-free interest rate	2.46%	3.06%	2.64%
Expected life	1yr	1 yr	1 yr
Expected volatility	101%	103%	127.15%
Expected dividend yield	0.0%	0.0%	0.0%

An amount of $1,333 was recognized in earnings and credited to contributed surplus ($1,360,957 in 2007 and $284,939 in 2006).

(8) The Company paid $40,150 for the accounting services of Mrs Comtois, CGA on a contract basis as a consultant. Mrs Comtois is also Treasurer and Chief Financial Officer of the Company.

As reported in column (e), Mrs. Comtois was granted by the Board of Directors 50,000 stock options on April 14, 2008 giving her the right to exercise these options at the price of options at the price of $2.4970 per share for a period of five years. Mrs. Comtois was granted 50,000 stock options on March 21, 2007 at the exercise price of $2.8260 per stock option. Mrs. Comtois did not exercise any stock options during the fiscal years 2007 and 2008.

During the year ended December 31, 2008, the Company granted 1,363,500 stock options in 2008 (1,499,000 stock options in 2007) to officers, directors, consultants and employees of service providers rendering services to the Company. The fair value of each option granted was determined using the Black-Scholes option-pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.9335 per option in 2008 ($1.2954 per option in 2007 and $0.2367 per option in 2006).

The value reported for Option awards in 2008 is the one calculated pursuant to Black-Scholes model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.9335 per option in 2008 as reported in the financial statements.

	2008	2007	2006

Risk-free interest rate	2.46%	3.06%	2.64%
Expected life	1yr	1 yr	1 yr
Expected volatility	101%	103%	127.15%
Expected dividend yield	0.0%	0.0%	0.0%

An amount of $1,333 was recognized in earnings and credited to contributed surplus ($1,360,957 in 2007 and $284,939 in 2006).

 (9) The Company does not have a long-term incentive plan (LTIP)

Grants of Plan-Based Awards in the fiscal year 2008

Name (a)	Grant date (b)	All other option awards: Number of securities underlying options (#) ©	Exercise or base price of options awards ($/Sh) (d)	Grant date fair value of option awards (e)
Guy Hébert, PEO	2009-04-14	100,000	$2.4970	$93,350
Pauline Comtois, CFO	2009-04-14	50,000	$2.4970	$93,350
Jean-Pierre Lachance	2009-04-14	100,000	$2.4970	$93,350
Pierre H.Terreault (1)	2009-03-19	300,000	$2.5704	$280,500

(1) Mr. Terreault can only exercise these options by series of 100,000 options by period of six months from the date of entry in service or as September 19, 2008, March 19, 2009 and September 19, 2009.

Outstanding Equity Awards at Fiscal Year-End- In U.S. dollars

Name	Number of securities underlying unexercised options (#) exercisable (2)	Number of securities underlying unexercised options (#) Non exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration Date
Guy Hébert, Chief Executive Officer	300,000	0	N/A	$0.19	2010-12-20
	250,000	0	N/A	$3.32	2012-04-11
	100,000	0	N/A	$2.50	2013-04-13
Pauline Comtois	50,000	0	N/A	$2.50	2013-04-13
	50,000	0	N/A	$2.82	2012-03-20
Jean-Pierre Lachance, Executive Vice-President	100,000	0	N/A	$0.19	2010-12-20
	100,000	0	N/A	$0.46	2011-01-24
	150,000	0	N/A	$3.32	2012-04-11
	100,000	0	N/A	$2.50	2013-04-13
Pierre H. Terreault (2)	300,000	200,000	N/A	$2.57	2013-03-18

(1) The Company granted only Option awards and did not grant any Stock awards so these columns have been deleted from the table.

(2) Except for 200,000 stock options granted to Mr.Therreault, the other stock options were immediately exercisable at the date of the grants subject only to a resale restriction period of 4 months and one day for the underlying shares, applicable to trades in Canada. On November 23, 2007, the Toronto Stock Exchange approved the Company’s amended stock option plan produced as Exhibit 10.3 and 10.4 filed with Form 10KSB for the year ended December 31, 2007, removing this resale restriction period.

Option exercises during the fiscal year ended December 31, 2008

Name	Number of shares acquired on exercise	Value realized on exercise
Guy Hébert	N/A	N/A
Pauline Comtois	N/A	N/A
Jean-Pierre Lachance	N/A	N/A
Pierre H. Terreault	N/A	N/A

(1) The Company granted only Option awards and did not grant any Stock awards so columns (d) (e) have been deleted from the table.

Directors Compensation- In U.S. dollars (1)

Name	Fees earned or paid in cash ($)(2)	Option awards ($)	All other compensation ($)	Total ($)
(a)	(b) (3)	(d) (4)(5)	(g)	(h)
Robert Desjardins	$9,180	$70,012	N/A	$79,192
Jean-Guy Masse	$8,200	$70,012	N/A	$78,212
Henri Lanctôt (4)	N/A	$70,012	-	$70,012
Marcel Bergeron	$6,976	$70,012	N/A	$76,988

(1) The Company did not have any stock awards, Incentive plan compensation or compensation earnings so columns ( c ),(e) (f) have been deleted from the table.

(2) Mr. Guy Hébert, director, president and PEO and Mr. Jean-Pierre Lachance, executive vice-president who work at the head office as executive officers of the Company do not receive any fees for their presence to the Board of Directors’ Meetings but their remuneration by BBH Géo-Management Inc. for services rendered to the Company pursuant to a services contract is described in details in this Item 10 at the sub-section entitled: Summary executive compensation

(3) The Company did not pay any salary or other form of compensation directly to its external directors other than the fees for their presences to the Board of directors meetings and Audit Committee Meetings and the grant of stock options as detailed in the following footnote.

(4) Mr. Henri Lanctôt, director and Corporate Secretary of the Company, does not receive any fees as Director.  Mr. Lanctôt is a partner of Gowling, Lafleur, Henderson, LLP, (“Gowlings“) legal counsel to the Company.  During the year ended December 31, 2008, the Company paid to Gowlings fees totalling $36,706 which included fees for services of Mr. Lanctôt as Corporate Secretary of the Company in the amount $13,586 for Board of Directors meetings and $7,789 for annual Shareholders Meeting documentation.  These amounts do not represent the remuneration actually received by Mr. Lanctôt for his services.

(5) The Company granted on April 14, 2008, to each of the four directors mentioned in the preceding table, 75,000 stock options at the exercise price of $2.4970 per share until April 13, 2013, with each an aggregate grant date fair value of $70,012 computed in accordance with FAS 123 R of $0.9335 per share as indicated at Note 10 Stock Option Plan of Financial Statements that reads as follows in U.S. Dollars.

During the year ended December 31, 2008, the Company granted 1,363,500 stock options (1,499,000 stock options in 2007) to officers, directors, consultants and employees of service providers. The fair value of each option granted was determined using the Black-Scholes option-pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.9335 per option ($1.2954 per option in 2007).

The following weighted-average assumptions were used in the calculations:

	2008	2007

Risk-free interest rate	2.46%	3.06%
Expected life	1yr	1 yr
Expected volatility	101%	103%
Expected dividend yield	0.0%	0.0%

An amount of $1,333 was recognized in earnings and credited to contributed surplus in 2008 ($1,360,957 in 2007).

(3) As at December 31, 2008, Mr. Robert Desjardins had an aggregate number of option awards outstanding at fiscal year end of 150,000 stock options of which 75,000 at the exercise price of $2.50 and 75,000 stock options at the exercise price of $3.33 per share.

As at December 31, 2008, Mr. Jean-Guy Masse had an aggregate number of option awards outstanding at fiscal year end of 200,000 stock options of which 75,000 are at the exercise price of $2.50 per share, 75,000 at the exercise price of $3.33 per share and 50,000 stock options at the exercise price of $0.47 per share.

As at December 31, 2008, Mr. Henri Lanctôt had an aggregate number of option awards outstanding at fiscal year end of 150,000 stock options of which 75,000 are at the exercise price of $3.33 and 75,000 at the exercise price of $2.50 per share.

As at December 31, 2008, Mr. Marcel Bergeron had an aggregate number of option awards outstanding at fiscal year end of 150,000 stock options of which 75,000 are at the exercise price of $3.33 per share and 75,000 are at the price of $2.50 per share.

During the financial year ended December 31, 2008, the Company granted 200,000 stock options to two executive officers under the terms of the stock option plan, as described in the following table:

In U.S. dollars Name	Securities under option	Percentage of total options granted to key employees and consultants in the financial year	Exercise price	Market value of the securities under option on the eve of the award	Expiry
Guy Hébert, President	100,000	7.33%	$2.50	$0.00	2013/04/13
Jean-Pierre Lachance, Executive Vice President	100,000	7.33%	$2.50	$0.00	2013/04/13

The following table shows the options exercised during the financial year by executive officers and the year-end value of unexercised options at December 31, 2008:

In U.S. dollars Name	Shares acquired on exercise of options (#)	Aggregate value realized ($) (1)	Unexercised options at year-end -------- // -------- Exercisable / non-exercisable	Value of unexercised in-the-money options at year-end -------- // -------- Exercisable / non-exercisable
Guy Hébert, President and Director	0	$0	550,000 ______//_____ 550,000/ N.A.	$143,208 _______//______ 550,000 / N.A.
Jean-Pierre Lachance, Executive Vice President and Director	0	$0	350,000 _______//______ 350,000/ N.A.	$70,992 ______//_____ 350,000 / N.A.

(1)Whenever an option is exercised, the aggregate value realized is the difference between the market value on the date of the exercise of the option and the exercise price, multiplied by the number of shares.

Liability Insurance - In U.S. dollars

The Company has an insurance policy that provides directors’ and officers’ liability coverage of $6,120,000 per event. The Company paid an annual premium of $20,930 for the policy during the financial year.

Termination of Employment, Change in Responsibilities and Employment Contract

There are no employment contracts between the Company and its executive officers, nor is there any compensatory mechanism that may be triggered in the event of a change of control of the Company or a change in executive officers’ responsibilities pursuant to a resignation, retirement or any other termination of employment by a services provider having a services contract with the Company.

Directors’ Fees- In U.S. dollars

The external directors receive fees for each board and audit committee meeting they attend with the exception of those directors who are also executive officers of the Company. Directors’ fees totalled $24,358 for the year ended December 31, 2008 and were allocated as follows:

Name of Director	Amount of Director’s fees paid for fiscal year 2008
Marcel Bergeron	$6,976
Robert Desjardins	$9,180
Jean-Guy Masse	$8,200

Aside from stock options granted to directors under the stock option plan, directors do not receive any other fee or benefit from the Company to the exception of Mr. Henri Lanctôt, Mr. Guy Hébert and Mr. Jean-Pierre Lachance as discussed in the preceding paragraphs of this Item.

Loan to Directors and Officer

At the date hereof, no director, nominee as director or officer or anyone associated with them owed any amount to the Company.

The Company does not have a long-term incentive plan (LTIP).

Stock Option Plan

The Company has a stock option plan for its executive officers, directors, consultants and employees of services providers. A total of 10,654,586 common shares are reserved for issuance under the plan. The maximum number of options that can be granted to any participant cannot exceed 5% of the issued and outstanding shares of the capital stock. The exercise price of the options granted may not be less than the average means of the volume weighted average trading price of the listed securities, calculated by dividing the total value by the total volume of securities traded for the five trading days immediately preceding the relevant date of the grant on the Toronto Stock Exchange (TSX) at the time the options are granted. The options granted are valid for a period established by the Board of Directors, not to exceed five years from the date the options are granted.

The Company has no stock appreciation rights (SAR) plan.

Equity Compensation Plan Information as at December 31, 2008-In U.S. dollars

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighed-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Stock option plan Equity compensation plans approved by security holders	3,314,500	$2.69	4,470,586
Equity compensation plans not approved by security holders	N.A.	N.A.	N.A.
Total:	3,314,500	$2.69	4,470,586

 (b) Stock options granted during the last financial year - In U.S. dollars

During the year ended December 31, 2008, the Company granted a total of 1,363,500 stock options to officers, directors and key employees and consultants of services provider, BBH Géo-Management Inc.

Of that number, on April 14, 2008, the Company granted a total of 500,000 stock options to directors at the exercise price of $2.50 per share and 863,500 were granted to consultants and several employees of services providers.

As at December 31, 2008, 25,000 options had been exercised by an employee of a services provider for a total amount of $11,628.

For further details concerning the stock options granted and exercised during the last fiscal year please refer to NOTE 10 of FINANCIAL STATEMENTS.

Item 12 Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

(a) Security ownership of certain beneficial owners

The Company is a publicly traded Canadian corporation, the shares of which are owned by Canadian residents, U.S. residents and other countries residents. The Company is not owned or controlled, directly or indirectly by any foreign government or any other companies. Ownership is based on information furnished to the Company by its Transfer Agent, Computershare Company of Canada. The Company knows of one person owning more than 5% of common shares of the issuer’s voting securities.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership at December 31, 2008	Percent of class
Common shares	Goodman & Company, Investment Counsel Ltd One Adelaide Street East 29th Floor, Toronto Ontario, Canada M5C 2V9	11,670,565 common shares are held within mutual funds or other client accounts managed by Goodman & Company, Investment Counsel Ltd, acting as Investment Counsel and Portfolio Manager	9.79% undiluted.

(b) Security ownership of management

The following table sets forth the names and addresses of each of the directors and officers of the Company, their principal occupations and their respective date of commencement of their term with the Company. All directors and officers hold office until the next Annual General Meeting of Shareholders of the Company or until a successor is appointed.

1	2	3	4
Title of class	Name and Position with the Company	Number of Common Shares of the Company Beneficially Owned or Directly/Indirectly Controlled (1) (6)	Percentage of Issued Share Capital (6)
Common shares, (1), stock options to purchase common shares and common shares indirectly controlled	GUY HEBERT(3)(6) 595 Marie-Victorin, Boucherville, Québec, Canada J4B 1X4 President & Director 2000	232,000 common shares 4,480,614 common shares held indirectly 650,000 stock options (3)	4.50%
Common shares, escrowed shares and stock options to purchase common shares	JEAN-PIERRE LACHANCE,(4)(6) 5146 Nantel, St-Hubert, Québec, Canada J3Y 2Y4 Executive Vice President and Director 2000	198,600 common shares 450,000 stock options (4)	0.50%
Common shares and stock options to purchase common shares	ROBERT DESJARDINS, (2) 400 rue de L’inspecteur, # 810 Montréal, Québec H3C 4A8 Director 2001	100,000 common shares 150,000 stock options	0.20%
Common shares and stock options to purchase common shares	JEAN-GUY MASSE, (2)(6) 775 Chemin Markham, Montréal, Québec, Canada H3P 3A6 Director 2000	43,000 common shares 200,000 stock options	0.20%
Common shares and stock options to purchase common shares	HENRI LANCTOT, 247, Trenton Ave., Montreal, Quebec, Canada H3P 1Z8 Corporate secretary and director 2007	50,375 common shares 150,000 stock options	0.20%
Common shares and stock options to purchase common shares	MARCEL BERGERON (2) 108, ave. Kenaston, Mont-Royal Town, Québec H3R 1M2 Director 2007	12,000 common shares 150,000 stock options	0.10%
Common shares and stock options to purchase common shares	PAULINE COMTOIS, 95, Des Monts, Boucherville, Québec J4B 4K4 Chief Financial Officer , Mars 2007	33,000 common shares 100,000 stock options	0.10%
Total Common shares, escrowed shares and stock options to purchase common shares and warrants to purchase shares indirectly controlled.		5,149,589 common shares 1,850,000 stock options	5.90% (5)

(1) Information relating to the Shares over which control or direction is exercised was provided by the directors and officers as of March 6, 2009. Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof, based upon information furnished to the Company by individual directors and officers. Unless otherwise indicated, such shares are held directly.

(2) Member of the Audit Committee

(3) Of that number, 137,500 common shares were held under escrow and have been released from escrow on January 14, 2008 pursuant to an amended escrow agreement approved by the Toronto Stock Exchange. Mr. Hébert holds directly a total of 282,000 shares and 650,000 stock options. Of the number of shares mentioned under the name of Mr. Guy Hébert, 4,480,814 shares are held by a company disclosed at Item 13: Certain relationships and related transactions and Director Independence of which Mr. Hébert is president and sole director and these shares are controlled by Mr. Hébert.

(4) Of that number 50,000 common shares were held under escrow and have been released from escrow January 14, 2008, pursuant to an amended escrow agreement approved by the Toronto Stock Exchange.

(5) The directors, officers and other members of management of the Company, as a group beneficially own, directly or indirectly, 5,149,589 common shares of the Company, representing 4.30% of the total 119,266,432 common shares issued and outstanding of the Company as of March 6, 2009 and 5.90% of that same number in taking in consideration the stock options that can be exercised in a delay of 60 days

(6) Of the number of common shares mentioned in Column 4 of the preceding table, the directors owned each a number of stock options with right to exercise within 60 days as follows: Mr. Hébert, 650,000; Mr. Lachance, 450,000; Mr. Masse, 200,000; Mr. Lanctôt, 150,000 Mr. Desjardins 150,000 and Mr. Bergeron 150,000 stock options.

(c) Changes in control

The Company does not anticipate at this time any changes in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a) Related parties transactions

During the year, the Company conducted the following transactions with another company, BBH Géo-Management Inc. (“BBH”) for which the Company’s director and President, Mr. Guy Hébert, also serves as sole director and President.  On August 1, 2008, the Company and BBH, a related company, signed an agreement under which BBH will provide the Company with the following services: office space, office and computer equipment, secretarial, management, accounting and legal, geological consulting, investor and regulatory relations and financing services. The agreement is valid for a three-year period ending on July 31, 2010, and provides for a fixed monthly charge of $5,200 for office rent, office equipment and computers that will be reviewed each year on July 31.  See section Related-party Transactions in Item 7: Management Discussion &Analysis, Executive remuneration, Security management ownership and Note 15 of Financial Statements

Mr. Henri Lanctôt, Director and Corporate Secretary of the Company, is a Partner of Gowling Lafleur Henderson LLP, which acts as legal counsel to the Company.

(b) Transactions with Promoters

Mr. Guy Hébert, President and director of the Company can be considered as the promoter of the Company in consideration of his participation and managing of the business of the Company since its incorporation.

Mr. Hébert does not receive any salary or compensation for his services as Director and Chief Executive Officer directly from the Company but receives a salary from BBH and is entitled to receive Company stock options as an incentive. See section on Security ownership of management and Executive remuneration.

(c) Director Independence

At March 6, 2009, the Board of Directors consisted of six directors who will serve until the next annual meeting that will be held on June 9, 2009 at 10.30 a.m. at Hotel Fairmount Queen Elizabeth, Hochelaga 2 Room, 900 René-Lévesque Blvd. West Montréal, Québec, H3B 4A5 Canada and they will then either be re-elected or their successors will be elected. For the discussion as to Directors Independence please see this Item at subsection (a) Related parties transactions.

There exist no family relationships between directors of the Company.

The directors and executive officers of the Company can have functions in other public mining companies or still to detain important assets in other public mining companies and to that effect enter into conflicting interests at the time of negotiation or to conclude the mode or scope related to that venture when these other mining companies can participate in the same joint venture.

Jean-Guy Masse and Robert Desjardins are independent directors. Marcel Bergeron was appointed director of the Company on March 31, 2007 to replace Francine Bélanger, who passed away on November 8, 2006. Until June 2006, Mr. Marcel Bergeron was a partner of Petrie Raymond LLP, Chartered Accountants (“Petrie Raymond”), the Company’s auditors. Mr. Bergeron was the partner in charge of the Company’s account at Petrie Raymond. Because of this relationship, he will only be considered an independent director as of June 2009 as discussed in details at Item 10 Directors, Executive Officers and Corporate Governance at sub-section (i) Corporate governance.

Nevertheless, when Mr. Bergeron was appointed director, the other directors of the Company determined that Mr. Bergeron was able to exercise the impartial judgment necessary to fulfil his responsibilities as a director and as a member of the audit committee, and that his appointment was in the best interest of the Company and of the shareholders.  Mr. Guy Hébert, President, Mr. Jean-Pierre Lachance, Executive Vice President, and Mr. Henri Lanctôt, Director and Corporate Secretary, are not considered independent directors and further details are disclosed at this Item 13 subsection (a) Related Parties transactions.

The independent directors did not meet without the presence of non-independent directors except in the case of the audit committee meetings. In order to assure the independence of the directors, the audit committee, which consists of a majority of independent directors, has full authority to review the financial statements and management discussions and analysis on a quarterly and annual financial basis, to question the auditors and the employees of the management company in charge of the Company’s financial department, to examine and comment on any of the Company’s medium- and long-term obligations, and to review, analyse and comment on the Company’s budget.

The board of directors is chaired by Mr. Guy Hébert, President and Chief Executive Officer, and Robert Desjardins, an independent director, acts as the lead director. With the President and Chief Executive Officer, the lead director establishes the agenda items for each meeting, including the matters presented by the audit committee. The audit committee constitutes a forum for the independent directors to comment on the Company’s activities and identify matters to be dealt with at board of director meetings.

14. Principal Accounting Fees and Services

The mandate of PETRIE RAYMOND, LLP, Chartered Accountants has been renewed on June 10, 2008.

1) Audit Fees

In the last two fiscal years, one firm of accountants rendered to the Company professional services for the total estimated amount of $105,000 for auditing of annual financial statements included in Form 10-KSB for the fiscal year ended December 31, 2007 and Form 10K for the fiscal year ended December 31, 2008, review of quarterly interim financial statements included in the previous Company's Form 10-QSB for the fiscal year ended December 31, 2007 and Form 10-Q for the quarterly reports of the fiscal year ended December 31, 2008 and other services that are normally provided by the accountants in connection with statutory and regulatory filings for these periods ("reports").

Services provided by the principal accountant PETRIE RAYMOND, LLP, Chartered Accountants, for the years ending December 31, 2007 and December 31, 2008 concerning the quarterly filings of March, June and September 2008 amounted to fees of $18,500 and the Company estimates the fees to be paid for the annual report of Form 10-K filings to $40,000.

March 31, 2007, June 30, 2007, September 30, 2007 and annual reports for year ending December 31, 2007	PETRIE RAYMOND LLP	$44,000
March 31, 2008, June 30, 2008 and September 30, 2008	PETRIE RAYMOND LLP	$18,500
Annual Reports 2008	PETRIE RAYMOND LLP	*$34,000

* Estimated fees

2) Audit-Related Fees

None

3) Tax Fees

Aggregate fees billed for tax compliance, tax advice and tax planning in each of the two last fiscal years for professional services rendered by the principal accountants are as follows:

Year ending at December 31, 2007:  $3,500.

Year ending at December 31, 2008: *$4,000

*Estimated fees

4) All other Fees

Other fees: $0.00

5) Audit committee’s pre approval policies and procedures: The Company engages the accountant, to render audit services, once the Company’s audit committee has approved the engagement.

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

Item 15.  Exhibits, Financial Statement Schedules

a) (1) Index to Financial Statements

F-1Report of Independent Registered Public Accounting Firm;

F-2 Balance Sheets as of December 31, 2008 and 2007;

F-3 Statements of Deferred Expenditures as of December 31, 2008 and 2007;

F-4 Statements of Earnings and Deficit as of December 31, 2008, 2007 and 2006;

F-5 Statements of Cash Flows as of December 31, 2008, 2007 and 2006;

F-6 Notes to Financial Statements including U.S. GAAP

a)(2) Table of Exhibits

	Table of Exhibits - Form 10K, December 31, 2008	Format	Reference to Pages of Form 10K or Incorporation by Reference
3 (i)	Certificates of incorporation and amendments	Paper	See Form 10 SB/A2 Volume 1 Amended Pages 1 to 10
3 (ii)	By-laws	Paper	See Form 10 SB/A2 Volume 1 Amended Pages 37 to 59
(4) (1)	Instruments defining the rights of security holders, including indentures in By-Laws	Paper	See Form 10 SB/A2 Volume 1 Amended By-Laws sections 47 to 54 Pages 50 to 52
(4) (2)	Instruments defining the rights of security holders, including indentures in Annex A to Certificate of incorporation (translation in English)	CE	Form 10KSB/A2, 2007-12-31 Page 79
10.1	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 (French Language version)	CE	Form 10KSB/A2, 2007-12-31, Page 81
10.2	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 (English language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 86
10.3	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008 (French language version)	CE	Form 10Q, 200-09-30, Page 11
10.4	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008 (English Language summary)	CE	Form 10Q, 2008-09-30, Page 15
10.5	Amended Stock Option Plan dated November 7, 2008 (French Language version) with Summary in English Language	CE	Form 10KSB/A2, 2007-12-31 Page 87
10.6	Amended Stock Option Plan dated November 7, 2008 (English Language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 100
11	Statement re computation of per share earnings		N/A
13	Annual report to security holders, Form 10 Q or quarterly report to security holders	CE	Form 10K SB/A December 31. 2007, Form 10 Q March 31, June 30 and September 30, 2008
14	Code of Ethics	CE	Company’s website at www.stratecoinc.com
22	Published report regarding matters submitted to vote of security holders	CE	Form 10 Q for the period ended June 30, 2008
23	Letter of consent from KPMG, LLP dated July 22, 2002.	Paper	Form 10 SB/A2 Volume 1 Amended, Page 234
23.1	Consent of expert on technical report, David A. Ross, P.Geo, for Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10KSB/A2, 2007-12-31 Page 102
23.2	Consent of expert on technical report, David A. Ross, M. Sc. P.Geo, for Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10K, 2008-12-31
23.3	Consent of expert on technical report, R. Barry Cook, M. Sc. P. Geo. for Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10K, 2008-12-31
23.4	Consent of expert on scoping study David A. Ross, M. Sc. P.Geo, for Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10K, 2008-12-31
23.5	Consent of expert on scoping study Barry Cook, M. Sc. P. Eng. For Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10K, 2008-12-31
23.6	Consent of expert on scoping study Normand L. Lecuyer, P. Eng. For Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10K, 2008-12-31
23.7	Consent of expert on scoping study Bruce C. Fielder, P. Eng. For Melis Engineering Ltd.	CE	Form 10K, 2008-12-31
23.8	Consent of expert on scoping study Normand D’Anjou, Eng. For Golder Associates Ltd.		Form 10K, 2008-12-31
24	Letter of consent from Gowling Lafleur Henderson, LLP dated July 22, 2002	Paper	Form 10 SB/A2 Volume 1 Amended, Page. 235
24	Form FIX appointing Eaton, Peabody as Agent of the Company in the United States of America dated July 15, 2002 and certified copy of the Board of Directors dated July 15, 2002	Paper	Form 10 SB/A2 Volume 1 Amended, Page 230

24	Power of attorney	Paper	Form 10 SB/A2 Volume of Exhibits Amended Page 232
31	Certifications	CE	Form 10K-2008-12-31
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	CE	Form 10K 2008-12-31
99.1	Framework of Internal Control over financial reporting 2007	CE	Form 10KSB/A2, 2007-12-31 Page 106
99.1.1	Internal Controls of Purchases and Expenses Cycle (2008) with Control of General Administrative expenses	CE	Form 10K, 2008-12-31
99.2	Description of Financing process by private or public offering and of related disclosure requirements.	CE	Form 10K, 2008-12-31

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Dated: March 13, 2009

 /s/ Guy Hebert

_________________________________

Name: Guy Hebert

Title: President, Chief Executive Officer and Director

Dated: March 13, 2009

/s/ Pauline Comtois

__________________________________

Name: Pauline Comtois

Title: Chief Financial Officer

Dated: March 13, 2009

/s/ Jean-Pierre Lachance

_________________________________

Name: Jean-Pierre Lachance,

Title: Executive Vice-President and Director

Dated: March 13, 2009

/s/ Jean-Guy Masse

__________________________________

Name: Jean-Guy Masse,

Title: Director

Dated: March 13, 2009

/s/ Robert Desjardins

___________________________________

Name: Robert Desjardins,

Title: Director

Dated: March 13, 2009

/s/ Marcel Bergeron

______________________________________

Name: Marcel Bergeron,

Title: Director

Management’s Responsibility for Financial Reporting

Management is responsible for the financial statements of Strateco Resources Inc. and the financial information contained in this report.  The financial statements are prepared by management in accordance with generally accepted accounting principles in Canada and necessarily include amounts based on best estimates and judgments of management.

Management maintains a system of internal control to provide reasonable assurance that assets are safeguarded from any loss or unauthorized use and that financial information is reliable and available in a timely manner.

Primarily through its Audit Committee, the Board of Directors oversees management’s responsibility with regard to presentation of the information, and reviews and approves the financial statements.

The Audit Committee is appointed by the Board of Directors.  Two of its three members are independent directors, and the third has a two-year statutory waiver allowing for independent status to be achieved as of June 2009.  All three members are external directors.  The committee meets from time to time with management as well as the external auditors to discuss matters related to internal controls, audit results, accounting principles and related subjects.

Petrie Raymond LLP, chartered accountants, an independent chartered accounting firm, was appointed to audit the Company’s financial statements and issue an option on them.

On the recommendation of the Audit Committee, the Board of Directors has approved the Company’s financial statements for the years ended December 31, 2008 and 2007.

/s/ signed	/s/ signed
Guy Hebert,	Pauline Comtois,
President and Chief Executive Officer

Boucherville, Canada
March 11, 2009

255 CRÉMAZIE BLVD. EAST – SUITE 1000 MONTRÉAL (QUÉBEC) H2M 1M2 TEL.: (514) 342-4740 FAX: (514) 737-4049

Auditors' Report

To the Directors of Strateco Resources Inc:

We have audited the accompanying balance sheets of Strateco Resources Inc. as of December 31, 2008 and 2007 and the related statements of deferred expenditures for the years then ended and the statements of operations, comprehensive income, deficit and cash flows for the years ended December 31, 2008, 2007 and 2006.  We also have audited the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Auditors' Report

To the Directors of

Strateco Resources Inc.:                                                                                                                                           Page 2

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 in accordance with Canadian generally accepted accounting principles.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Canadian generally accepted accounting principles vary in certain respects from the accounting principles generally accepted in the United States of America.  Information relating to the nature and aspect of such difference is presented in Note 21 to the financial statements.

[1]

Limited Liability Partnership

Chartered Accountants

Montréal, Canada

February 27, 2009

1.

CA auditor permit No. 20507

Financial Statements of

STRATECO RESOURCES INC.  an exploration stage company

For the years ended December 31, 2008 and 2007

STRATECO RESOURCES INC., an exploration stage company

Financial Statements

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(in Canadian dollars)

	2008	2007
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 3)	$10,699,376	$18,986,096
Subscriptions receivable	-	55,200
Tax credits receivable (Note 4)	10,278,825	8,821,310
Sales tax recoverable	515,386	599,742
Deposits on exploration work	150,000	358,031
Prepaid expenses	132,676	64,619
	21,776,263	28,884,998
INVESTMENT (Note 5)	35,000	-

MINING PROPERTIES (Note 6)	10,571,154	10,044,314

DEFERRED EXPENDITURES (Note 7)	26,469,637	13,350,146

FIXED ASSETS (Note 8)	909,536	464,689

	$59,761,590	$52,744,147
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued charges (Note 15)	$1,396,939	$1,162,814

FUTURE INCOME TAX (Note 16)	2,736,000	1,204,000
SHAREHOLDERS’ EQUITY
Capital stock (Note 9)	55,579,592	49,276,379
Contributed surplus (Note 11)	8,829,193	7,938,539
Deficit	(8,780,134)	(6,837,585)
	55,628,651	50,377,333
	$59,,761,590	$52,744,147

See notes to financial statements.

ON BEHALF OF THE BOARD

(“signed”)	(“signed”)
Guy Hébert, Director	Robert Desjardins, Director

STRATECO RESOURCES INC., an exploration stage company

STATEMENTS OF DEFERRED EXPENDITURES

YEARS ENDED DECEMBER 31, 2008 AND 2007

(in Canadian dollars)

	2008	2007

EXPLORATION EXPENSES

Consultants and Subcontractors	$4,723,011	$4,010,261
Infrastructure, access roads, fuel depot and other	1,208,560	1,424,242
Drilling	8,289,629	6,451,250
Transport and fuel	2,418,360	2,481,051
Geophysics	191,382	239,664
First aid	190,095	150,550
Laboratory and analyses	824,359	242,499
Travel expenses	1,858,339	1,126,391
Management fees	1,380,040	1,823,081
Supplies and equipment rental	560,776	273,973
Maintenance and repairs	151,538	68,852
General exploration expenses	179,801	297,585
Amortization of fixed assets	341,959	174,540
	22,317,849	18,763,939

Credit for mining duties and other related exploration credits	(8,851,668)	(8,664,378)
Write-off of deferred expenditures	(346,690)	-

NET INCREASE IN DEFERRED EXPENDITURES	13,119,491	10,099,561

BALANCE, BEGINNING OF YEAR	13,350,146	3,250,585

BALANCE, END OF YEAR	$26,469,637	$13,350,146

See notes to financial statements.

STRATECO RESOURCES INC., an exploration stage company

STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

	2008	2007	2006
			(Restated)

INTEREST INCOME	$446,328	$963,895	$264,008

Professional fees	416,483	391,800	259,745
Legal and audit expenses	178,147	140,031	159,563
Stock-based compensation	1,089,533	1,377,348	244,541
Directors’ fees	19,900	19,800	18,600
Shareholder communications	85,164	130,697	135,934
Investor relations	348,698	414,697	627,947
Listing and registrar fees	58,650	285,850	25,558
Social benefits related to stock options	2,212	4,720	53,582
Travel expenses	37,226	32,215	9,169
Donation to environmental fund	-	100,000	-
Rent	49,840	39,720	38,400
Insurance	33,194	35,621	23,734
Office expenses	84,382	73,902	24,360
Taxes and permits	2,437	36,019	29,517
Recovery of Part X11.6 penalty tax	(28,522)	-	-
Interest and bank charges	4,772	9,375	14,129
Amortization of fixed assets	5,071	-	11,075
	2,387,187	3,091,795	1,675,854
Write-off of deferred expenditures and mining properties	356,690	-	66,544
Unrealized loss on changes in fair value of investment	265,000	-	-

LOSS BEFORE INCOME TAXES	2,562,549	2,127,900	1,478,390

FUTURE INCOME TAXES (BENEFIT)	(620,000)	(1,605,321)	773,200

NET LOSS AND COMPREHENSIVE INCOME	1,942,549	522,579	2,251,590

DEFICIT, BEGINNING OF YEAR	6,837,585	6,315,006	4,063,416

DEFICIT, END OF YEAR	$8,780,134	$6,837,585	$6,315,006

NET LOSS PER SHARE, BASIC AND DILUTED	$0.017	$0.005	$0.027

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUSTANDING (in thousands)	115,986	107,539	82,855

See notes to financial statements.

STRATECO RESOURCES INC., an exploration stage company

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

	2008	2007	2006
			(Restated)
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,942,549)	$(522,579)	$(2,251,590)
Non-cash items
Stock-based compensation	1,089,533	1,377,348	244,541
Unrealized loss on changes in fair value of investment	265,000	-	-
Write-off of deferred expenditures and mining properties	356,690	-	66,544
Amortization of fixed assets	5,071	-	-
Future income taxes	(620,000)	(1,605,321)	773,200
Changes in non-cash working capital items (Note 17)	(211,552)	(110,425)	(438,870)
	(1,057,807)	(860,977)	(1,606,175)
CASH FLOW FROM (USED IN) INVESTING ACTIVITIES:
Term deposits	-	8,680,857	(8,680,857)
Income tax credits receivable	7,394,153	1,319,853	12,653
Acquisition of investment in shares	(300,000)	-	-
Transfer of mining properties and deferred expenditures	-	-	225,000
Acquisition of mining properties	(120,000)	(30,493)	(382,000)
Increase in deferred expenditures	(21,305,883)	(19,052,406)	(4,058,024)
Additions of fixed assets	(791,877)	(639,229)	-
	(15,123,607)	(9,721,418)	(12,883,228)
CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:
Repayment of term loans	-	-	(110,000)
Common share and warrants issuance	8,252,902	30,701,350	15,411,589
Common share issue costs	(358,208)	(1,694,203)	(1,019,443)
	7,894,694	29,007,147	14,282,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,826,720	18,424,752	(207,257)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,986,096	561,344	768,601

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,699,376	$18,986,096	$561,344

STRATECO RESOURCES INC., an exploration stage company

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

Supplemental cash flow information	2008	2007	2006
			(Restated)
Non-cash items related to operating, financing and investing activities:

Acquisition of mining properties in exchange for common shares	$416,840	$6,745,500	$228,000
Future income tax included in the cost of mining properties	$-	$2,809,321	$-
Deferred expenditures included in accounts payable	$1,159,377	$489,370	$952,377
Transfer of mining properties and deferred expenditures	$-	$-	$3,200,172
Amortization of fixed assets included in deferred expenditures	$341,959	$174,540	$-
Future income tax included in common share issue costs	$2,152,000	$-	$-
Common share issue costs paid for through the issuance of warrants	$-	$701,875	$304,140

See notes to financial statements.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

1.

INCORPORATION AND NATURE OF OPERATIONS

The Company is incorporated under the Canadian Business Corporations Act and is engaged in the acquisition and exploration of properties. It has not yet determined whether the mining properties have economically recoverable ore reserves. Recovery of amounts indicated under mining properties and the related deferred expenditures are subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to complete exploration, development and profitable future production or the proceeds from the sale of such assets.

For the year ended December 31, 2008, the Company recorded a loss of $1,942,549 ($522,579 in 2007 and $2,251,590 in 2006). In addition to ongoing working capital requirements, the Company must secure sufficient funding to meet its existing commitments for exploration and development programs and pay general and administration costs.

Management periodically seeks additional forms of financing through the issuance of new equity instruments and the exercise of stock options to continue its operations, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. If management is unable to obtain new funding, the Company may be unable to continue its operations, and amounts realized for assets may be less than amounts reflected in these financial statements.

Although management has taken steps to verify title to mining properties in which the Company has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company's title. Property title may be subject to unregistered prior agreements and non-compliant with regulatory requirements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations and do not reflect the adjustment to the carrying values of assets and liabilities, the reported revenues and expenses and balance sheet classifications that would be necessary were the going concern assumption not appropriate. These adjustments could be material.

2.

SIGNIFICANT ACCOUNTING POLICIES

CHANGES IN ACCOUNTING POLICY

Accounting Changes

On January 1st, 2007, in accordance with the applicable transitional provisions, the Company applied the recommendations of new Section 1506, "Accounting Changes", of the Canadian Institute of Chartered Accountants' ("CICA") Handbook. This new section, effective for the years beginning on or after October 1st, 2006, prescribes the criteria for changing accounting policies, together with the accounting treatment and disclosure of changes in accounting policies, changes in accounting estimates and corrections of errors. Furthermore, the new standard requires the communication of the new primary sources of GAAP that are issued but not yet effective or not yet adopted by the Company. The new standard has no impact on the Company's financial results for the year ended December 31, 2007.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

CHANGES IN ACCOUNTING POLICY (CONT’D)

Financial Instruments

On January 1st, 2007, the Company adopted new accounting policies resulting from the application of new accounting standards published by the CICA relating to financial instruments:

-

Section 3855, "Financial Instruments – Recognition and Measurement", provides guidance on when a financial instrument must be recognized on the balance sheet and how it must be measured. It also provides guidance on the presentation of gains and losses on financial instruments.

-

Section 1530, "Comprehensive Income", requires an entity to recognize certain gains and losses in a separate statement, until such gains and losses are recognized in the statement of earnings.

-

Section 3251, "Equity", establishes standards for the presentation of equity and changes in equity during the reporting fiscal year.

-

Section 3861, "Financial Instruments – Disclosure and Presentation" deals with the disclosure of financial instruments and non-financial derivatives in the financial statements.

After initial recognition, the measurement of financial instruments depends on their classification: held for trading, available for sale, loans and receivables and other financial liabilities.

-

Held for trading – Financial assets and financial liabilities required to be classified or designated as held for trading are measured at fair value, with gains, losses and transaction costs recorded in net earnings for the period in which they arise. Section 3855 allows an entity to designate any financial instrument as held for trading on initial recognition or adoption of the accounting standard if reliable fair values are available, even if that instrument would not otherwise satisfy the definition of a security held for trading. Transaction costs are recorded immediately in net earnings.

-

Available for sale – Financial assets classified as available for sale are measured at fair value. Unrealized gains and losses are recognized directly in other comprehensive income, except for impairment losses, which are recognized in net earnings. Upon de-recognition of the financial asset, the accumulated gains or losses previously recognized in accumulated other comprehensive income are reclassified to net earnings. Transaction costs are added to the carrying amount of the financial instrument.

-

Loans and receivables – Financial assets classified as loans and receivables are measured at amortized cost using the effective interest method, which corresponds to costs due to their short term to maturity.

-

Other financial liabilities - Financial liabilities classified as other financial liabilities are measured at amortized cost using the effective interest method, which corresponds to costs due to their short term to maturity.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

CHANGES IN ACCOUNTING POLICY (CONT’D)

Financial Instruments (cont’d)

Following is a summary of the classifications the Company has elected to apply to each of its significant categories of financial instruments outstanding as of January 1st, 2007:

Cash	Held for trading
Amounts receivable	Held for trading
Long-term investments	Held for trading
Accounts payable and accrued liabilities	Held-for-trading

As of January 1st, 2008, the Company adopted new CICA standard in Sections 3862 and 3863, “Financial Instruments – Disclosure and Presentation”. This new standard places increased emphasis on disclosures about the nature and extent of risks arising from financial instruments and how the entity manages those risks. This section aims to eliminate duplication of information and simplify disclosure on the concentration of risk, credit risk, liquidity risk and market risk covered in Section 3861 (Note 13).

These new requirements only affect disclosure and do not have a financial impact on the Company’s financial statements.

Going Concern

On January 1st, 2008, in accordance with the applicable transitional provisions, the Company adopted the new standards of Section 1400, "General Standards of Financial Statement Presentation". This standard requires that management make an assessment of the Company's ability to continue as a going concern over a period, which is at least, but is not limited to, twelve months from the balance sheet date. The new requirements only address disclosures and have no impact on the Company's financial results.

Capital Disclosures

On January 1st, 2008, in accordance with the applicable transitional provisions, the Company adopted the recommendations of new Section 1535, "Capital Disclosures". The new section establishes standards for disclosing information about an entity's capital and how it is managed (Note 12).

FUTURE CHANGES IN ACCOUNTING POLICY

International Financial Reporting Standards

In February 2008, the Canadian Accounting Standards Board confirmed the changeover date from Canadian GAAP to International Financial Reporting Standards (IFRS). Accordingly, publicly accountable Canadian enterprises must adopt IFRS for their interim and annual financial statements for years beginning on or after January 1st, 2011. The Company will change from Canadian GAAP to IFRS during the first quarter of the year ended December 31, 2011, when it prepares its current and comparative financial information in accordance with IFRS.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

International Financial Reporting Standards (cont’d)

The Company expects this transition to have an effect on its accounting methods, presentation of financial information and information systems. During the next quarters, the Company will develop its internal implementation plan to meet the guidelines of the future reporting requirements.

Other new standards were issued, but are not expected to have a material impact on the Company’s financial statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash, bank balances and highly liquid short-term investments initially maturing within three months of their acquisition date.

CREDIT ON MINING DUTIES REFUNDABLE FOR LOSSES AND REFUNDABLE TAX CREDIT FOR RESOURCES

The Company is eligible for a refundable credit on mining duties under the Quebec Mining Duties Act. This refundable credit on mining duties is equal to 12% of expenses incurred for mining activities in Quebec and is recognized as a credit under deferred expenditures.

The Company is also eligible for a refundable tax credit for resources for mining industry companies in relation to eligible expenses incurred. The refundable tax credit for resources represents up to 38.75% of the amount of eligible expenses incurred. This tax credit is recognized as a credit under deferred expenditures.

INVESTMENT

The fair value of investment in shares corresponds to the last asking price at the end of the period and the fair value of warrants corresponds to the difference between the asking price of the shares and the exercise price of the warrants. The fair value of the warrants is nil when the asking price is lower than their exercise price.

MINING PROPERTIES AND DEFERRED EXPENDITURES

Mining properties are recorded at cost and related exploration costs are deferred, net of government assistance received. In the event of a production decision, costs related to a deposit and recorded under mining properties and deferred exploration expenditures are transferred to mining assets, and then amortized on the basis of units of production for the year and proven and probable ore reserves.  However, when a project is abandoned, the corresponding costs are charged against earnings.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

FIXED ASSETS AND AMORTIZATION

Fixed assets are amortized using the straight line method over three years for fuel tanks, computer equipment, rolling stock and leasehold improvements, and over a 10-year period for the camp; machinery and equipment are amortized using the diminishing balance method at a rate of 20%.

CAPITAL STOCK

Shares issued in consideration of non-monetary items are recorded at fair value.

Flow-through shares are issued in consideration of the proceeds received, which correspond to their fair value. When mining properties are acquired, the carrying value may exceed the fiscal value as the Company renounces deductions to the investors concerned. The Company also issues flow-through shares with no premium or discount relating to the renunciation of tax benefits to investors.

Share issue costs and future income taxes arising from the difference between carrying value and fiscal value are included in capital stock as a reduction.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Company offers the stock option plan described in Note 10 for its directors, management, consultants and service providers. Any consideration received from participants in the plan on the exercise of options is included in capital stock as a credit.

In accordance with Canadian generally accepted accounting principles, the Company recognizes options granted under the stock option plan using the fair value method. Consequently, stock-based compensation expenses are recognized at fair value as at the grant date, and are charged to earnings over the vesting period.

The Company recognizes warrants granted pursuant to some financings using the fair value method. Warrants are recorded based on fair value determined using the Black-Scholes option-pricing model.

When options or warrants are granted, the remuneration expense is charged to the activity in question and the counterpart to contributed surplus.

Any counterpart paid by the participants when options or warrants are exercised, as well as any contributed surplus created when options or warrants are granted, are credited to capital stock.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008 AND 2007

(in Canadian dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

INCOME TAXES

The Company records its income taxes using the balance sheet method. Under this method, future income tax assets and liabilities are recognized taking into account temporary deductible or taxable differences between the carrying value and the fiscal value of assets and liabilities, using the effective or practically effective income tax rate applicable for the year in which the differences should be reversed.

The Company establishes a valuation allowance for a future income tax asset if, based on available information, it is more likely than not that part or all of the future income tax asset will not be realized.

NET LOSS PER SHARE

The basic and diluted net loss per share is calculated based on the weighted-average number of common shares outstanding during the year.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally recognized accounting principles requires management to make estimates and assumptions that affect the assets and liabilities reported. These same estimates and assumptions also have an impact on the contingencies as at the date of the financial statements, as well as amounts related to revenue and expenses for the periods.

Critical estimates include estimates of the credit for mining duties refundable for losses and the refundable tax credit for resources, future income tax assets and liabilities, the possibility of recovering the value of the long-term investment, mining properties and deferred exploration expenditures, the fair value of stock options granted and certain amounts payable. Actual results could therefore differ from these estimates.

3.

CASH AND CASH EQUIVALENTS

	2008	2007

Cash	$331,762	$763,484
Cash reserved for exploration	852,256	-
Term deposit – rate of 2.20% (4.35% to 4.56% in 2007)	5,515,358	18,222,612
Term deposit reserved for exploration – rate of 2.35%	4,000,000	-
	$10,699,376	$18,986,096

The cash and term of deposit reserved for exploration result from private flow-through financings.  Pursuant to the financings closed on October 1st, 2008, the Company has undertaken to incur expenses of $8,000,000 on the Matoush and Apple uranium projects by December 31, 2009.  Of this total, $3,147,744 had been incurred as at December 31, 2008.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008 AND 2007

(in Canadian dollars)

4.

TAX CREDITS RECEIVABLE

	2008	2007
Quebec refundable credit on mining duties at 12%
2006	$288,060	$251,310
2007	1,369,765	1,369,765
2008	1,374,668	-
Refundable credit for resources related to exploration expenses at rates of from
35% to 38.75%
2007	-	7,200,235
2008	7,246,332	-
	$10,278,825	$8,821,310

5.

INVESTMENT

On January 14, 2008, the Company acquired 1,000,000 units of Pacific Bay Minerals Ltd. (“Pacific Bay”) at $0.30 per unit. Each unit consists of one common share and one warrant entitling its holder to purchase one common share at $0.60 per share during a 24-month period. On December 31, 2008, Pacific Bay shares were trading at $0.0350 per share; consequently, the Company recorded an unrealized loss of $265,000 on the change in the fair value of the investment.

This investment contains a restriction that prohibits the Company from selling its shares before January 14, 2009.

6.

MINING PROPERTIES

		Interest	2008	2007

Matoush	option	100%	$337,000	$337,000
Eclat		100%	1,184,600	774,000
Apple		100%	8,923,314	8,923,314
Pacific Bay-Matoush	option	60%	126,240	-
Mont-Laurier Uranium		100%	-	10,000
			$10,571,154	$10,044,314

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008 AND 2007

(in Canadian dollars)

7.

DEFERRED EXPENDITURES

Mining properties	Balance at December 31, 2007	Exploration expenses	Income tax credit and/or writedown	Balance at December 31, 2008

Mont-Laurier Uranium	$326,834	$21,931	$(348,765)	$-
Matoush	12,183,826	18,421,602	(7,229,800)	23,337,628
Matoush Extension	346,265	204,185	(94,130)	456,320
Eclat	268,742	452,591	(51,957)	669,376
Apple	69,526	2,181,153	(998,322)	1,252,357
Pacific Bay Matoush	149,434	506,089	(232,782)	422,741
Mistassini	-	530,298	(237,083)	293,215
Prospecting	5,519	-	(5,519)	-
	$13,350,146	$22,317,849	$(9,198,357)	$26,469,637

Mining properties	Balance at December 31, 2006	Exploration expenses	Income tax credit and/or write-down	Balance at December 31, 2007

Mont-Laurier Uranium	$153,062	$345,453	$(171,681)	$326,834
Matoush	2,772,498	17,477,146	(8,065,818)	12,183,826
Matoush Extension	217,967	178,013	(49,715)	346,265
Eclat	101,539	347,007	(179,804)	268,742
Apple	-	129,781	(60,255)	69,526
Pacific Bay Matoush	-	286,539	(137,105)	149,434
Prospecting	5,519	-	-	5,519
	$3,250,585	$18,763,939	$(8,664,378)	$13,350,146

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

8.

FIXED ASSETS

		Cumulative depreciation	Net value as at December 31, 2008		Net value as at December 31, 2007
	Cost

Fuel tanks	$399,007	$ 231,558		$ 167,449	$ 180,491
Camp	408,100	34,008		374,092	-
Rolling stock	204,774	110,485		94,289	134,123
Machinery	120,764	77,151		43,613	72,929
Equipment	181,786	40,515		141,271	66,159
Computing equipment	108,340	27,399		80,941	10,987
Leasehold improvements	8,335	454		7,881	-
	$1,431,106	$ 521,570	$	$ 909,536	$ 464,689

	Cost	Cumulative depreciation	Net value as at December 31, 2007
Fuel tanks	$ 266,191	$ 85,700	$ 180,491
Rolling stock	176,270	42,147	134,123
Machinery	105,012	32,083	72,929
Equipment	76,859	10,700	66,159
Computing equipment	14,897	3,910	10,987
	$ 629,229	$ 174,540	$ 464,689

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

9.

CAPITAL STOCK

AUTHORIZED

An unlimited number of common shares without par value

An unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors

	2008		2007		2006
	Common shares	Amount	Common shares	Amount	Common shares	Amount
ISSUED AND FULLY PAID				(Restated)		(Restated)
Balance, beginning of year
Previous stated	114,167,867	$54,208,910	96,373,367	$18,962,859	61,771,257	$7,898,833
Prior years restatement (Note 18)	-	(4,932,531)	-	(218,731)	-	-
Restated balance	114,167,867	49,276,379	96,373,367	18,744,128	61,771,257	7,898,833
In consideration of mining properties	240,000	416,840	3,450,000	6,745,500	500,000	228,000
In cash
-Private placements	4,102,565(1)	8,000,002	9,620,000	20,298,200	15,700,000	8,768,065
-Exercise of stock options	25,000	9,500	320,500	171,050	2,524,000	532,800
-Exercise of warrants	731,000	188,200	4,404,000	5,573,500	15,878,110	3,616,889
Reduction of paid-up capital	-	-	-	-	-	(3,200,172)
Amounts from contributed surplus (Note 11)
-Exercise of warrants	-	194,704	-	60,828	-	2,030,343
-Exercise of stock options	-	4,175	-	79,251	-	192,953
Issue costs
Future income tax	-	(2,152,000)	-	-	-	-
-Brokerage fees – intermediary bonus	-	(320,000)	-	(1,569,020)	-
-Warrant grant	-	-	-	(701,875)	-	(304,140)
-Professional fees	-	(38,208)	-	(125,183)	-	(1,019,443)
Balance, end of year	119,266,432	$55,579,592	114,167,867	$49,276,379	96,373,367	$18,744,128

(1) On October 1st, 2008, the Company closed a non-brokered private placement of 4,102,565 flow-through shares at $ 1.95 per share for gross proceeds of $8,000,002.  Share issue costs were $358,208.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

9.

CAPITAL STOCK (CONT’D)

WARRANTS

At December 31, 2008, there were 5,387,200 warrants outstanding (6,118,200 in 2007), each entitling its holder to purchase one share of the Company. Changes to the warrants are shown in the following table:

	2008			2007
	Number	Weighted-average strike price	Fair value	Number	Weighted-average strike price	Fair value
Balance, beginning of year	6,118,200	$3.03	$ 5,679,584	5,143,500	$1.12	$ 2,097,941
Adjustment to balance, beginning of year	-	-	-	(3,500)	0.20	-
Issued	-	-	-	5,387,200	3.40	5,415,675
Exercised	(731,000)	0.26	(194,704)	(4,404,000)	1.27	(1,834,032)
Expired	-	-	-	(5,000)	1.50	-
Balance, end of year	5,387,200	$3.40	$ 5,484,880	6,118,200	$3.03	$ 5,679,584

The strike prices and the expiry dates of the warrants are as follows:

Strike price	Number	Expiry
$2.60	577,200	January 31, 2009
$3.50	4,810,000	January 31, 2009
	5,387,200

(1)

On January 31, 2007, pursuant to a private placement with an underwriting syndicate led by Orion Securities Inc. and including Dundee Securities Corporation, Blackmont Capital and Sprott Securities Inc., the Company issued broker options equal to 6% of the total number of units sold under the placement (577,200 units). Each broker option allows the underwriters to purchase one unit at the issue price until January 31, 2009. One unit at $2.60 consisted of one common shares and half a warrant. Each full warrant entitles the holder to purchase one share at $3.50 per share. A total of 288,600 warrants could eventually be exercised. At any time the Company may notify the holders of broker options of its intention to force the exercise of the broker options should the Company’s shares trade on the TSX Venture Exchange at a price equal to or greater than $4.50 per share for a period of 20 consecutive trading days.

The fair value of each warrant issued in 2007 was determined using the Black-Scholes option-pricing model. At the grant date, the weighted average fair value of the warrants granted was $1.2160 per warrant.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008 AND 2007

(in Canadian dollars)

9.

CAPITAL STOCK (CONT’D)

The following weighted-average assumptions were used in the calculations:

2007

Risk-free interest rate	2.80%
Expected life	1 yr
Volatility	110%
Expected dividend yield	0.0%

An amount of $701,875 was recognized as share issue costs and credited to contributed surplus.

10.

STOCK OPTION PLAN

The Company has a stock option plan for its officers, directors, consultants and suppliers’ employees. The board of directors sets the conditions for acquiring the common stock options according to quantity and exercise price, for a maximum term of five years. The strike price of the options granted may not be less than the market price, which corresponds to the weighted average price based on the volume and price of the shares traded on the Toronto Stock Exchange for the five days preceding the option grant. The options granted are valid for a period established by the board of directors, not to exceed five years from the date the options are granted. At December 31, 2008, the number of common shares reserved for common stock option grants was 10,654,586. The maximum number of options that can be granted to any participant may not exceed 5% of the issued and outstanding shares of the capital stock.

Changes to the stock options under the plan are shown in the following table:

	2008		2007
	Number	Weighted-average strike price	Number	Weighted-average strike price
Balance, beginning of year	2,106,500	$ 2.31	928,000	$ 0.37
Granted	1,363,500	2.05	1,499,000	3.14
Exercised	(25,000)	0.38	(320,500)	0.53
Cancelled	(130,500)	2.81	-	-
Balance, end of year	3,314,500	$ 2.20	2 106,500	$ 2.31

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

10.

STOCK OPTION PLAN (CONT’D)

Outstanding and exercisable stock options as at December 31, 2008, are shown in the following table:

Options outstanding		Options exercisable
Strike price	Number	Weighted Average Lifespan (years)	Strike price	Number
$0.20	400,000	1.95	$0.20	400,000
$0.40	175,000	2.04	$0.40	175,000
$2.04	1,030,500	4.33	$2.04	783,000
$2.10	300,000	4.16	$2.10	100,000
$2.38	45,000	2.98	$2.38	45,000
$2.60	100,000	3.05	$2.60	100,000
$2.72	120,000	3.49	$2.72	80,000
$2.80	30,000	3.06	$2.80	30,000
$2.86	150,000	3.18	$2.86	150,000
$3.00	9,000	3.21	$3.00	9,000
$3.20	255,000	3.44	$3.20	225,000
$3.37	700,000	3.24	$3.37	700,000
$2.20	3,314,500	3.45	$2.20	2,797,000

During the year ended December 31, 2008, the Company granted 1,363,500 stock options (1,499,000 in 2007) to officers, directors, consultants and employees of service providers. The fair value of each option granted was determined using the Black-Scholes option-pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.7627 per option ($1.3110 in 2007).

The following weighted-average assumptions were used in the calculations:

	2008	2007

Risk-free interest rate	2.46%	3.06%
Expected life	1 yr	1 yr
Expected volatility	101%	103%
Expected dividend yield	0.0%	0.0%

An amount of $1,089,533 ($1,377,348 in 2007) was recognized in earnings and credited to contributed surplus in 2008 in relation to vested options.

11.

CONTRIBUTED SURPLUS

	2008	2007	2006
		(Restated)	(Restated)
Balance, beginning of year
Previously stated	$ 3,006,008	$ 1,066,864	$ 170,675
Prior years restatement (Note 18)	4,932,531	218,731	-
Restated balance	7,938,539	1,285,595	170,675

Attributions
- Warrants	-	5,415,675	2,296,075
- Stock options	1,089,533	1,377,348	244,541
Exercise of securities
- Warrants	(194,704)	(60,828)	(2,030,343)
- Stock options	(4,175)	(79,251)	(192,953)
Related party transaction	-	-	797,600

Balance end of year	$ 8,829,193	$ 7,938,539	$ 1,285,595

12.

CAPITAL DISCLOSURES

In terms of capital management, the objectives of the Company are to preserve its ability to continue its mining exploration. The Company includes share capital and contributed surplus in the definition of capital for a total amount of $64,408,785 ($57,214,918 in 2007).

Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.

There were no significant changes in the Company’s approach to capital management during the year ended December 31, 2008.  The Company does not have any externally imposed capital requirements neither regulatory nor contractual requirements to which it is subject, other than those related to its flow-through financial program.

13.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

MARKET RISK

The Company is exposed to fluctuations in the uranium price, as the uranium price influences the potential economics of the Company’s mining properties and therefore has an effect on its exploration program and on the decision on whether or not to proceed with production.

CREDIT RISK

The financial instruments that expose the Company to market risk and concentrations of credit risk include cash and cash equivalents, income tax credits receivable, deposits on exploration work and exploration funds. The Company invests its cash and cash equivalents and exploration funds in high quality instruments issued by financial institutions. The Company does not have any security on its financial instruments subject to credit risk, but mitigates such risk by only transacting with a diversified group of partners with strong financial conditions, and consequently does not anticipate any losses.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

13.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONT’D)

LIQUIDITY RISK

The Company manages its liquidity risk by using budgets that enable it to determine the amounts required to fund its exploration programs. The Company also ensures that it has sufficient working capital available to meet its day-to-day commitments.

14.

COMMITMENTS AND CONTINGENCIES

MINING PROPERTIES

Pacific Bay-Matoush Property

On January 14, 2008, the Company signed the final agreement to earn a 60% interest in 277 mining claims owned by Pacific Bay Minerals Ltd. (“Pacific Bay”) located in the Matoush District of Québec's Otish Mountains. The agreement calls for the Company to pay Pacific Bay a total of $500,000, issue 200,000 shares over four years and incur $3 million in exploration expenditures over four years, including a minimum of 10,000 meters of drilling at a rate of 2,500 metres per year. On October 20, 2008, the Company met its commitments for the first year of the option by issuing 40,000 shares to Pacific Bay, paying $100,000 and incurring $750,000 in exploration for a minimum of 2,500 metres.

Mistassini Property

Pursuant to a letter of intent dated November 20, 2007 and the exercise of its right of first refusal on February 14, 2008, the Company may earn a 60% interest in Majescor’s uranium rights on the Mistassini property located in the Otish Mountains, Québec by incurring an aggregate of $1.3 million in exploration expenditures over three years. The Company must reimburse Majescor the cost of the drilling program done in December 2007 (approximately $250,000) and incur an additional $250,000 in exploration expenses on the property in Year 1, for a total firm commitment of $500,000. At December 31, 2008, the Company had met it $500,000 commitment for Year 1. The remaining $800,000 in exploration expenses will be incurred equally in Year 2 and Year 3. On November 24, 2008, the Company and Majescor signed an option and joint venture agreement retroactive to February 14, 2008.

Eclat Property

Pursuant to a letter of intent signed on July 6, 2005 with Vija Ventures Corporation granting the Company an option to acquire a 100% interest in the Eclat uranium property in the Otish Mountains of northern Quebec.  The Company will have to make a last payment of $96,000 in July 2009.

SERVICES AGREEMENT

The Company renewed its service agreement with BBH Géo-Management Inc. on August 1, 2008, for a three-year period ending on July 31, 2011. The agreement provides for a fixed monthly charge of $5,200 for office rent, office equipment and computers to be reviewed each year on July 31.

ROYALTIES

The Company is subject to royalty payments on commercial production from certain properties.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

14.

COMMITMENTS AND CONTINGENCIES (CONT’D)

ENVIRONMENT

The Company’s exploration activities are subject to various laws and regulations governing environmental protection.  These laws and regulations are continually changing and generally tend to impose increasing restrictions.  The Company conducts its operations so as to provide adequate protection for public health and the environment.

PRIVATE PLACEMENTS

The Company closed a non-brokered flow-through private placement for $8,000,002. The proceeds of this placement will be applied to exploration on the Matoush and Apple uranium projects. The Company has undertaken to renounce its exploration expense deductions to its subscribers.

CAPITAL LEASES

Effective January 1st, 2007, the Company signed a capital lease agreement for a camp on the Matoush project for a three-year term expiring on January 1st, 2010. An amount of $312,000 is payable in 2009. The agreement provides for an option to purchase for $275,000 at the end of the lease.

15.

RELATED-PARTY TRANSACTIONS

During the year, consultant and subcontractor fees of $2,572,000 ($1,145,000 in 2007) and management fees of $1,381,000 ($1,823,000 in 2007) shown in the statement of deferred expenditures were paid to BBH Géo-Management Inc. (“BBH”), of which Guy Hébert, a director and officer of the Company, is also a director and officer. The management fee applicable to the Matoush property was reduced to 5% as of August 1st, 2008.

General and administrative expenses of $659,000 ($643,000 in 2007) shown in the statement of operations were paid to BBH.

In addition, legal fees of $11,000 ($23,000 in 2007) included in share issue costs were paid to BBH.

In addition, management fees of $128,000 included in fixed assets (none $ in 2007) were paid to BBH.

At December 31, 2008, accounts payable and accrued charges included an amount of $157,000 ($148,000 at December 31, 2007) owed to BBH.

These transactions occurred in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

16.

INCOME TAXES

The income tax allowance differs from the amount resulting from the application of the combined Canadian statutory income tax rate as follows:

	2008	2007

Loss before income taxes	$ 2,562,549	$ 2,127,900
Combined Canadian statutory income tax rate	26.90%	31.52%
Income tax benefit at the combined Canadian statutory income tax rate	(689,326)	(670,714)
Share issue costs	(96,358)	(534,013)
Stock-based compensation	293,084	434,140
Write-off of deferred expenditures and mining properties	(95,950)	-
Change in the fair value of the investment	71,285	-
Change in income tax rate	(173,867)	26,064
Non-capital losses expired	62,469	53,225
Change in valuation allowance	-	(1,555,500)
Adjustment pursuant to a notice of assessment	-	582,245
Non-deductible and other expenses	(8,663)	(59,232)
Future income tax benefit	$ (620,000)	$ (1,605,321)

The combined Canadian statutory income tax rate of 26.90% consists of a federal tax rate of 15.00% and a provincial rate of 11.90% % (19.62% federal and 11.90% provincial in 2007).

The tax effects of temporary differences giving rise to material future income tax assets and liabilities as at December 31, 2008 and 2007 are as follows:

	2008	2007
Future income tax asset:
Net operating losses	$ 1,860,800	$ 1,757,100
Financial expenses	470,600	662,200
Fixed assets	140,300	58,700
Total future income tax asset	2,671,700	2,478,000
Future income tax liability:
Mining properties and deferred expenditures	5,207,700	3,682,000
Future income tax liability	$ 2,736,000	$ 1,204,000

At December 31, 2008, the Company had non-capital losses and unused share issue costs that could be deferred to later periods and used to reduce future taxable income.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

16.

INCOME TAXES (CONT’D)

These losses and share issue costs expire as follows:

	Federal	Provincial
Non capital losses:
2009	$527,029	$479,019
2010	537,046	516,928
2011	643,103	643,055
2015	710,408	654,465
2026	1,547,059	1,547,059
2027	1,423,653	1,421,974
2028	1,583,965	1,583,965
	$6,972,263	$6,846,465
Share issue costs:
2009	$652,865	$652,865
2010	614,370	614,370
2011	410,481	410,481
2012	71,640	71,640
	$1,749,356	$1,749,356

17.

CHANGES IN NON-CASH WORKING CAPITAL ITEMS

	2008	2007	2006
Sales tax recoverable	$84,356	$(284,109)	$(236,857)
Deposits on exploration work	208,031	141,969	(500,000)
Prepaid expenses	(68,057)	(38,182)	(9,256)
Accounts payable and accrued liabilities	(435,882)	69,897	307,243
	$(211,552)	$(110,425)	$(438,870)

18.

PRIOR YEARS RESTATEMENT

During the year, the Company discovered that warrants that were issued pursuant to financings had not been valued. The Company therefore restated its financial statements and decreased the value of its capital stock by $4,932,531 at January 1, 2008, and increased contributed surplus by the same amount. This amount includes an increase of $4,713,800 in contributed surplus representing an increase in the value of warrants issued, and a decrease of the same amount in share capital for the year ended December 31, 2007. The balance of $218,731 relates to the year ended December 21, 2006, and corresponds to a $1,991,935 increase in the value of warrants issued and an increase of $1,773,204 in the value of warrants exercised. The net of these two amounts was subtracted from capital stock and added to contributed surplus.

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

19.

COMPARATIVE FIGURES

Certain comparative figures have been restated to conform to the financial statements’ presentation adopted in the current year.

20.

SUBSEQUENT EVENTS

On January 31, 2009, all the warrants expired.

21.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

	2008	2007	2006
Net loss per Canadian GAAP as reported	$ 1,942,549	$ 522,579	$ 2,251,590
Properties and deferred expenditures (1)	13,646,331	19,684,875	361,584
Deferred tax expenses (recovery) (2)	(661,834)	-	(299,578)
Net loss and comprehensive income for the year,
according to U.S. GAAP	$ 14,927,046	$ 20,207,454	$ 2,313,596
Net loss per share per Canadian GAAP, as reported	$ 0.02	$ 0.01	$ 0.03
Effect of adjustments:
Properties and deferred expenditures (1)	$ 0.12	$ 0.18	$ -
Deferred tax expenses (recovery) (2)	(0.01)	-	-
Loss per share according to U.S. GAAP	$ 0.13	$ 0.19	$ 0.03

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

STRATECO RESOURCES INC., an exploration stage company

Notes to Financial Statements

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in Canadian dollars)

21.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES (CONT’D)

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2008 and 2007 would be to decrease properties by $10,571,154 in 2008 to $0 and $10,044,314 in 2007 to $0, to decrease deferred expenditures by $26,469,637 to $0 in 2008 and $13,350,146 to $0 in 2007 (1).  There would be an increase to liabilities in the ending amount of $1,020,218 as of December 31, 2008 and $0 as of December 31, 2007.(2).  This would result in an ending decrease to shareholders’ equity in the amounts of $38,061,009 and $23,394,460 for the years ended December 31, 2008 and 2007, respectively.

The effect on cash flows would be to decrease cash flows from operating activities by $13,646,331 in 2008, $19,082,899 in 2007 and $4,440,024 in 2006 and increase cash flows used in investing activities by $13,646,331 in 2008, $19,082,899 in 2007 and $4,440,024 in 2006.

Recently Issued U.S. Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued FASB Statement No 141(R), “Business Combinations” (“FAS 141(R)”) which amends FAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively.  This statement will impact how the Company accounts for future business combinations and the Company’s future consolidated financial position and results of operations.

Fair Value Accounting

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 were adopted January 1, 2008.  In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009, and are not expected to have a significant impact on the Company.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No 51” (“FAS 160”) which established accounting and reporting standards pertaining to (i) ownership interest in subsidiaries held by parties other than the parent, (ii) the amount of net income attributable to the parent and to the non-controlling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated.  For presentation and disclosure purposes, FAS 160 requires non-controlling interests to be classified as a separate component of stockholders’ equity.  FAS 160 is effective for the Company’s fiscal year beginning January 1, 2009.