Form 10-Q
period 2009-03-31
STRATECO RESOURCES INC
filed 2009-05-11
CIK 1178672

OMB Number: 3235-0070

Expires: July 31, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

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

119,266,432 Common shares

____________________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1 - Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending March 31, 2009 for the following reasons:

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

Item 4 - Controls and Procedures

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

Item 1A -  Risk factors

For the period between January 1, 2009 and March 31, 2009, the Company does not have any material change to report from risk factors as previously reported in the Company’s Form 10-K for the fiscal year ended December 31, 2008 but adds this new risk concerning liquidity:

Liquidity Risk

The Company manages its liquidity risk by using budgets that enable it to determine the amounts required to fund its exploration programs. The Company also ensures that it has sufficient working capital available to meet its day-to-day commitments.

As at March 31, 2009, the Company has a in cash and equivalents balance of $7,127,537 ($10,699,376 as at December 31, 2008) to settle current liabilities due within twelve months in the amount of $2,524,418 ($1,396,939 as at December 31, 2008). The commitment on flow-through shares’ exploration expenses are covered by cash reserved for exploration. The Company has an operating lease agreement for a camp on the Matoush project of $234,000, expiring on January 1st, 2010.

Given the Company’s available liquid resources as compared to the timing of payments of the liabilities, management assesses the Company’s liquidity risk to be low.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds – In Canadian dollars

Unregistered Sales of Equity Securities

Pursuant to the flow-through financings closed on October 1, 2008 as previously reported in Form 10K for the exercise ended December 31, 2008, the Company has undertaken to incur expenses of $8,000,000 on the Matoush and Apple uranium projects by December 31, 2009 and to renounce in favour of the subscribers to tax credits on these Canadian exploration expenses. Of this total $7,169,295 had been incurred as at March 31, 2009 leaving a balance of $830,705 to be incurred as of December 31, 2009.

Exploration and use of proceeds

Despite the severe economic crisis currently raging worldwide, the Company is pursuing its efforts to grow its mineral resources and obtain a licence and permits required to begin underground exploration work on its wholly owned Matoush uranium property.

In order to achieve its objective, two drills were mobilized one kilometre south of the MT-34 zone following the discovery of the new MT-06 zone, where there exists potential for the discovery of a new lens. This new zone lies in the upper part of the ACF-4 at a depth of between -400 and -650 metres.

Meanwhile, in order to respond to the requirements of authorities such as the Evaluating Committee (“COMEV”), the Canadian Environmental Assessment Agency and the Canadian Nuclear Safety Commission (“CNSC”), various mandates were given to consultants such as Golder & Associates (“Golder”) for the environmental study, including surface water quality and for reclamation plan.

On the engineering front, GENIVAR, Limited Partnership (“GENIVAR”) has just been assigned a contract to carry out the detailed engineering for the facilities required to build the exploration ramp, and Golder will begin the rock mechanics field program on May 19, 2009.

These mandates are in line with comments received from the CNSC in February 2009 in relation to the licence application filed in early November 2008, and the COMEV directive received in March 2009 regarding the environmental impact study.

The Company considers the support of the local population essential, stronger communications with the First Nations and residents of the municipality of James Bay in the Province of Québec, is a priority for the Company.

While the Company still has a substantial amount of working capital, management, assisted by its financial advisor, Macquarie Capital Market Canada Ltd., continues to explore various financing alternatives to ensure that the Company is able to pursue its mission and meet its obligations.

Exploration activities

The technical data contained in this quarterly report has been revised by Mr. Jean-Pierre Lachance, BSc Geo., Executive Vice-President of the Company, designed as a qualified person under National Instrument 43-101.

In the following text covering in details exploration works on the Company’s properties, the letter “e” in “eU3O8” represents the estimated or equivalent value of U3O8 as determined by downhole calibrated geophysical probing. Further information on the various technical subjects relating to exploration work on the Matoush project, namely the “eU3O8” and “CPS” nomenclatures, exploration program analysis methods, sampling techniques, quality control for the results obtained by the gamma probe and laboratory chemical analyses is available on the Company’s website at www.stratecoinc.com and in Form 10K for the fiscal year ended December 31, 2008, Item 2 Properties- Summary of uranium exploration analytical procedures and Note 1 entitled : Detailed Uranium exploration analytical procedures.

For the definition of “mineral resources”, please refer to Form 10K for the fiscal year ended December 31, 2008, Item 2: Properties-Matoush Project A.1. Matoush Property - New Technical Report.

Exploration

After breaking for the holiday period, exploration work resumed on the Matoush property in February with two operating drills. The 2009 program consists of 30,000 metres of drilling on the Matoush project as a whole, including the Matoush, Eclat and Pacific Bay-Matoush properties.

At the start of the program, one drill was assigned to the southern extension of the MT-34 zone, about 1 km away from that zone, with the goal of identifying a new lens at a depth of between -400 and -650 metres. The second drill was first mobilized on the Pacific Bay-Matoush property to drill 1,500 metres in the Rabbit Ears South area, and was then moved in early March to an area of the Eclat property 9.5 km south of the MT-34 zone, near Hole EC-08-01, which returned interesting results in the winter of 2008.

A total of 7,057 metres of drilling had been completed by March 31, 2009, consisting of 3,904 metres on Matoush, 1,655 metres on Eclat and 1,498 metres on Pacific Bay-Matoush.

The drill results for the first quarter of 2009 are promising, particularly south of the MT-34 zone. Hole MT-09-006, drilled 1 km away from the heart of the MT-34 zone on Section 46 + 00S, intersected an 8.9-metre zone strongly altered in fuschite with the presence of pitchblende and uranophanes. This intersection graded 0.21% eU3O8 over 8.9 metres, including 0.96% eU3O8 over 1.1 metres.

Five holes were drilled on the Eclat property, although Hole EC-09-004 had to be abandoned due to excessive deviation. Hole EC-09-005 intersected two mineralized zones with particularly strong tourmaline and fuschite alteration. The two zones, which lie 20 metres apart, returned values of 0.08% eU3O8 over 1.5 metres and 0.12% eU3O8 over 2.6 metres.

The results for holes MT-09-006 and EC-09-005 indicate the mineral potential of the Matoush fault, which has been traced by drilling over a distance of more than 12 km. This confirms that the deposition mechanisms for the uranium mineralization are not limited to the area of the AM-15 zone.

The similarities in terms of degree of alteration, local presence of pitchblende mineralization in shear zones and proximity to mafic intrusives in the Matoush fault, and the markedly similarities of the texture and nature of these intrusive, to those found around the mineralized zones, are impressive.

The almost carbon-copy nature of these hydrothermic systems and the reducing agents supports the presence of mineral potential along the entire length of the Matoush fault, and confirms the potential discovery of new mineralized zones at the Matoush project.

Five holes were also drilled to test for a major structure like the Matoush fault in the “Rabbit Ears South” area on the Pacific Bay-Matoush property. Hole PB-09-02 proved to be of particular interest, intersecting a major clay-rich breccia structure several metres in width. Despite the absence of mineralization and of the mafic dikes characteristic of the Matoush fault, the presence of this strongly brecciated structure indicates potential for the discovery of a structure similar to the Matoush fault. This area lies 10 km east of the Matoush fault.

On another front, winter road repair work was carried out as planned. The contract was awarded to Entreprises CARSA Inc. for a second consecutive year. Repair work began in mid-December 2008, and maintenance was ongoing until March 20, 2009. In addition to various materials and a shovel excavator, 700,000 litres of fuel and four new 50,000-litre fuel tanks were transported to the site. The four drills belonging to Major Drilling Group International Inc. that were on site were taken away and replaced by two new drills.

Permits and Licence

Other work besides exploration drilling took place in the first quarter of 2009 in preparation for the underground exploration program, which will begin once all the required permits have been received.

An important step was made toward obtaining the licence and various permits in the first quarter of 2009. Comments were received from the CNSC on February 16, 2009, in relation to the licence application filed on November 5, 2008, for underground exploration work. The Company also received the COMEV directive on March 19, 2009, for the environmental impact study.

In February, the borrow pits (gravel, sand or till) on the Matoush property were drilled to outline the sources of borrow material for the construction of surface facilities required for the exploration ramp.

Many activities were also carried out by various consultants in the context of the COMEV directive and CNSC comments for the permits required for the underground exploration program. In addition to the mandates awarded to Scott Wilson Roscoe Postle Associates Inc. for the underground pumping and ventilation studies, and to Melis Engineering Ltd. for finalization of the mine runoff treatment plan, contracts were granted to Golder for various studies and health and safety programs.

Golder carried out fieldwork in a number of disciplines in the winter of 2009. Most of these activities were related to work plans approved in 2008. Field activities for animal counts were completed in January and February.

The winter surface water and sediment sampling program, hydrology and geochemistry work were completed in March 2009.

The ramp stability rock mechanics study was started in the first quarter of 2009. The study is aimed at meeting Québec regulatory requirements for excavations within 100 metres of a body of water, and responding to CNSC requirements.

In February 2009, GENIVAR carried out supervision work for the construction of the new fuel storage area, as well as design work for a cement base for a new communications antenna.

In March 2009, GENIVAR was awarded a contract for the detailed engineering of the facilities required for exploration ramp construction. This contract essentially consists of the detailed engineering for the treatment plant for water from the exploration ramp, portal, power grid, power supply, ventilation system, fuel and propane distribution system, camp expansion and approval applications, all new surface facilities, civil works and a landing strip.

Communications

The Company continued to strengthen communications with the First Nations to inform them on the various stages of the Matoush project development. An official meeting was held at the site on February 21, 2009. Twenty-three of the 26 participants were Cree, including four tallymen responsible of the trap lines in the Matoush project area.

A similar meeting took place at the same time last year. Because they are directly on site, these meetings generate more dialogue.

A technical presentation with five representatives of the Grand Council of the Crees and two representatives of the Cree Mineral Exploration Board took place at the Company’s head office on February 10, 2009. This working session proved excellent, enabling those present to be well informed and to obtain clear answers to their questions and concerns.

Management of the Company made two presentations: one to the Ministère des Ressources naturelles et de la Faune and the other to the deputy minister of mines and his entourage. A third presentation was made in Chibougamau to the M.N.A. for Ungava.

These presentations and exchanges had two specific goals: to publicize the Matoush project overall, particularly its development stages, and to inform the main stakeholders on the various aspects of uranium, particularly potential concerns such as radioactivity, radon, health and safety and environmental protection.

Use of proceeds –In Canadian dollars

The Company’s working capital stood at $15,612,795 at March 31, 2009. Of the $15.6 million in working capital held by the Company at March 31, 2009, about $800,000 will be used to cover general and administrative expenses and approximately $10.7 million will be used to pursue the exploration programs planned for 2009.

The Company’s investment activities primarily consist of funds used in exploration work and the addition of mining properties. The Company is entitled to a refundable tax credit for resources for up to 38.75% of eligible expenses, and a credit on mining duties refundable for losses of 12% of eligible expenses incurred.  As at March 31, 2009, the Company had such tax credits receivable in the amount of $10,003,314 and had received during the period $311, 310 in tax credits for resources.

The Company obtained net offerings proceeds through financings by private placements including one of $25M in January 2007, another flow-through private placement in the amount of $8M in October 2008 and exercises of stock options and warrants in the years 2006 to 2008 to total over the years, an approximate amount of net offerings proceeds in the amount of $34.5M as detailed in Form 10 K for the exercise ended December 31, 2008, Part II- Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities subsection (f) Use of proceeds and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations subsection Liquidity.

The Company did not acquire any new net offerings proceeds during the first quarter of 2009.

For the period between January 1, 2009 and March 31, 2009, the Company conducted exploration works using a total amount of $4,414,076, compared to $6,919,730 during the same period in 2008.  Cumulative exploration expenses, net of refundable mining tax credits receivable as at March 31, 2009 amounted to $30,847,914 compared to expenses of $17,119,708 as at March 31, 2008.

The Company incurred exploration expenses of $4,414,076 during the period pursuant to the $8,000,000 in flow-through funding obtained on October 1, 2008.

In the first quarter of 2009, most of the exploration work was done on the Matoush property, with exploration expenses of $3,831,476 representing 11.10% of the issuer’s offerings net proceeds. The Company also invested $259,674 on the Pacific Bay-Matoush property, $220,481 on Eclat property and amounts on the Apple property, the Mistassini property and the Matoush Extension property representing less than 5% of the issuer’s net proceeds.

Directors’ Fees – In U.S. Dollars according to International Monetary Fund Representative Exchange Rates for Selected Currencies for March 2009, foreign currency units per U.S. Dollars as at March 31, 2009: CA$1.2602 for US$1.00

The external directors receive fees of $1,008 for each board meeting (BM) they attend and $378 to assist by telephone conference call (BMT). Each audit committee member receives $1,260 for each audit committee meeting (AC) they attend and $630 to assist by telephone conference call (ACT). The external directors receive also $504 to assist to the annual meeting of shareholders (AM). Misters Hébert and Lachance, directors and executive officers and Mr. Lanctôt, who is director and Corporate Secretary of the Company, do not receive directors’ fees.

The external directors received an aggregate of $6,805 in Directors’ fees for the period between January 1, 2009 and March 31, 2009 that were distributed as follows:

Name of Director	Dates and attended Meetings	Amount of Director’s fees paid for the period (US $)
Marcel Bergeron	March 11, 2009-AC	1,260
Marcel Bergeron	March 11, 2009-BM	1,008
Robert Desjardins	March 11, 2009-AC	1,260
Robert Desjardins	March 11, 2009-BM	1,008
Jean-Guy Masse	March 11, 2009-AC	1,260
Jean-Guy Masse	March 11, 2009-BM	1,008
Total for the three month-period ended March 31, 2009		$6,805

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a Vote of Security Holders in the period.

The Company’s Annual Meeting of Shareholders will be held on June 9, 2009 at 10.30 a.m., Hotel Fairmont The Queen Elizabeth, Hochelaga 2 Room, 900 René-Lévesque West, Montreal, Québec H3B 4A5.The related Notice of Meeting, Proxy Solicitation and Management Information Circular will be sent to Shareholders on or about May 8, 2009 and will be deposited as Exhibit 22 with Form 10 Q for the period ended June 30, 2009.

Item 6 - Exhibits - a) (2) Table of Exhibits

	Table of Exhibits - Form 10Q, March 31, 2009	Format	Reference to Pages of Form 10Q or Incorporation by Reference
3 (i)	Certificates of incorporation and amendments	Paper	See Form 10 SB/A2 Volume 1 Amended pages 1 to 10
3 (ii)	By-laws	Paper	See Form 10 SB/A2 Volume 1 Amended pages 37 to 59
(4) (1)	Instruments defining the rights of security holders, including indentures in By-Laws	Paper	See Form 10 SB/A2 Volume 1 Amended By-Laws sections 47 to 54 pages 50 to 52
(4) (2)	Instruments defining the rights of security holders, including indentures in Annex A to Certificate of incorporation (translation in English)	CE	Form 10KSB/A2, 2007-12-31 Page 79
10.1	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 (French Language version)	CE	Form 10KSB/A2, 2007-12-31, Page 81
10.2	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 (English language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 86
10.3	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008 (French language version)	CE	Form 10Q, 200-09-30, page 11
10.4	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008(English Language summary)	CE	Form 10Q, 2008-09-30, p. 15
10.5	Amended Stock Option Plan dated November 7, 2008 (French Language version) with Summary in English Language	CE	Form 10KSB/A2, 2007-12-31 Page 87
10.6	Amended Stock Option Plan dated November 7, 2008 (English Language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 100
18	Letter re change in accounting principles	CE	Form 10-K 2008-12-31, Transmittal letter
22	Published report regarding matters submitted to vote of security holders	CE	Form 10 Q for the period ended June 30, 2008
24	Form FIX appointing Eaton, Peabody as Agent of the Company in the United States of America dated July 15, 2002 and certified copy of the Board of Directors dated July 15, 2002	Paper	Form 10 SB/A2 Volume 1 Amended page 230
24	Power of attorney	Paper	Form 10 SB/A2 Volume of Exhibits Amended page 232
31	Rule 13a-14 (a)/15d-14(a) Certifications	CE	Form 10 Q-2009-03-31.
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	CE	Form 10-Q 2009-03-31

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date: May 6, 2009	/s/ Guy Hébert
President and Chief Executive Officer

Date: May 6, 2009	/s/ Pauline Comtois
CGA, Chief Financial Officer