Form 10-Q
period 2009-06-30
STRATECO RESOURCES INC
filed 2009-08-10
CIK 1178672

OMB Number: 3235-0070

Expires: July 31, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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

\

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

119,266,432 Common shares

_____________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1 - Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending June 30, 2009 for the following reasons:

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

Item 4 - Controls and Procedures

A.

Disclosure Controls and Procedures

The Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, have conducted an evaluation regarding the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) or 240.15d-15(e) of the Securities and Exchange Act of 1934 as amended). As of the end of the period, covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of §240.13a-15 or §240.15d-15, the Chief Executive Officer and the Chief Financial Officer, concluded that the disclosure controls and procedures are effective.

B.

Changes in internal control over financial reporting

The Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, did not identify any change in the issuer’s internal control over financial reporting. in connection with the evaluation required by paragraph (d) of §240.13a-15 or 240.15d-15 of this chapter, that occurred during the issuer’s second fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting.

PART II-OTHER INFORMATION

Forward-looking statements

Certain statements, including estimates, projections, statements relating to the business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking  statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934.

The Company intends such forward-looking statements to be covered by the Safe-Harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those Safe-Harbor provisions. The Company bases its Forward-looking statements on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The management ability to predict results or the actual effect of plans or strategies is inherently uncertain. There can be no assurance that such statements will prove to be accurate. Factors that could cause future results, activities and events to differ materially from those expressed or implied by such forward-looking statements include the volatility of uranium prices, risks inherent in the mining industry, uncertainty in the estimation of mineral resources and additional financial requirements, as well as the Company’s ability to secure such financing.

Item 1A -  Risk factors- In Canadian dollars

For the period between April 1, 2009 and June 30, 2009, the Company does not have any material change to report from risk factors as previously reported in the Company’s Form 10-K for the fiscal year ended December 31, 2008 and Form 10 Q for the period ended March 31, 2009. However, the Company hereafter provides a summary of changes in financial instruments for the period:

Financial instruments

Interest risk

Part of the cash and cash equivalents bear interest at a fixed rate and the Company is, therefore, exposed to the risk of changes in fair value resulting from interest rate fluctuations. Interest rates 1% higher would have decreased the fair value of these by $2,500 as of June 30, 2009. The Company’s other financial assets and liabilities do not comprise any interest rate risk since they do not bear interest.

Market risk

The Company is exposed to fluctuations in the uranium price, as the uranium price influences the potential economics of the Company’s properties and therefore has an effect on its exploration program and on the decision on whether or not to proceed with production.

Also, market risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate because of changes in market prices.  The Company is exposed to market risk in trading its investment in Pacific Bay Minerals Ltd, (Pacific Bay) a TSX Venture issuer whose activities are in the exploration field. As of June 30, 2009, a 10% decrease in the price on the stock market would result in an estimated increase in net after-tax loss of approximately $5,500. The fair value of the Pacific Bay investment is based on the last asking price at the end of the period.

Credit risk

The financial instruments which expose the Company to market risk and concentrations of credit risk include cash and cash equivalents, accounts receivable, deposits on exploration work, credit and accounts payable and accrued liabilities. The Company invests part of its cash and cash equivalents and exploration funds in guaranteed investment certificates guaranteed by and held with a Canadian chartered bank. Concerning the accounts receivable, the Company does not have any security, but mitigates its credit risk by only transacting with a diversified group of partners with strong financial conditions, and consequently does not anticipate any losses.

The Company does not have any debt or investments in asset-backed commercial paper.

Liquidity Risk

The Company manages its liquidity risk by using budgets that enable it to determine the amounts required to fund its exploration programs. The Company also ensures that it has sufficient working capital available to meet its day-to-day commitments.

As at June 30, 2009, the Company has a cash and equivalents balance of $9,121,038 to settle current liabilities of $1,848,928. The Company has a commitment on an operating lease agreement for a camp on the Matoush project of $234,000, expiring on January 1st, 2010.

Given the Company’s available liquid resources as compared to the timing of payments of the liabilities, management assesses the Company’s liquidity risk to be low.

Fair value

The fair value of accounts receivable and accounts payable and accrued liabilities approximate their carrying value due to their short term.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds – In Canadian dollars

Unregistered Sales of Equity Securities

Pursuant to the flow through financings closed on October 1, 2008 as previously reported in Form 10K for the exercise ended December 31, 2008, the Company has undertaken to incur expenses of $8,000,000 on the Matoush and Apple uranium projects by December 31, 2009 and to renounce in favour of the subscribers to tax credits on these Canadian exploration expenses. Of this total $7,169,295 had been incurred as at March 31, 2009 and the remaining balance of $830,705 has been incurred as of June 30, 2009.

Exploration and use of proceeds

Exploration activities

The technical data contained in this quarterly report has been revised by Mr. Jean-Pierre Lachance, BSc Geo., Executive Vice-President of the Company. The authors of the report, David A. Ross, M. Sc. P. Geo, R. Barry Cook, P. Eng reviewed the report titled: Technical Report on the Mineral Resources Update of the Matoush Uranium Project Central Quebec, Canada, dated September 16, 2008, that complies with National Instrument 43-101 on standards of disclosure for mineral projects (“NI 43-101”). National Instrument 43-101 designed these persons as “qualified persons”.

In the following text, covering in details exploration works on the Company’s properties, the letter “e” in “eU3O8” represents the estimated or equivalent value of U3O8 as determined by down-hole calibrated geophysical probing.

Further technical information relating to exploration work on the Matoush project, namely:

(i)

The “eU3O8” and “CPS” nomenclatures;

(ii)

Exploration program analysis methods;

(iii)

Sampling techniques;

(iv)

Quality control for the results obtained by the gamma probe; and

(v)

Laboratory chemical analyses,

is available on the Company’s website at www.stratecoinc.com and in Form 10K for the fiscal year ended December 31, 2008, Item 2 Properties- Summary of uranium exploration analytical procedures and Note 1 entitled: Detailed Uranium exploration analytical procedures.

For the definition of “mineral resources”, please refer to Form 10K for the fiscal year ended December 31, 2008, Item 2: Properties-Matoush Project A.1. Matoush Property - New Technical Report.

Exploration and use of proceeds on Exploration

Exploration

Exploration work in the second quarter of 2009 consisted essentially of drilling on the Matoush project, most of which was concentrated on the Matoush property in the Otish Mountains, 200 km north of Chibougamau, Québec, Canada. The Company owns a 100% interest in the Matoush property.

The Company temporarily suspended during the spring thaw, the 30,000-metre 2009 drilling program, from April 27 to May 27.

In the second quarter, in all, the company completed 9,912 metres of exploration drilling on the various properties in the Otish Mountains, distributed as follows: Matoush – 7,846 metres; Eclat – 1,079 metres; Mistassini – 786 metres and Pacific May-Matoush – 201 metres.

Two drills operated on the properties, as well as one helicopter-borne drill for holes drilled on the Mistassini and Pacific Bay-Matoush properties. Besides the exploration holes drilled by the Company, Golder Associates Ltd assisted the Company in drilling five geotechnical holes totalling 526 metres as part of the preparatory work for the underground exploration program.

Eclat property

In early April, the Company drilled two holes on the Eclat property (EC-09-05 and EC-09-06), in which the Company owns a 100% interest since June 15, 2009. As mentioned in the interim report for the first quarter of 2009, Hole EC-09-05, drilled 9.5 km south of zone MT-34, returned interesting and revealing results. Two mineralized zones 20 metres apart were intersected on the Matoush fault, with values of 0.08% eU3O8 over 1.5 metres and 0.12% eU3O8 over 2.6 metres.

Hole EC-09-06, drilled 200 metres north of Hole EC-09-05 at the same elevation, intersected 2.1 metres of 0.11% eU3O8.

The presence of extensive tourmaline-fuschite alteration similar to the geological setting of the AM-15 and MT-34 zones further enhanced the uranium potential of the Matoush fault, over a distance of more than 12.5 km.

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

Matoush property

On the Matoush property, exploration continued on the MT-06 area, located about 1 km south of the MT-34 zone. In early April, Hole MT-09-06 drilled on Section 46+00S, intersected a new 8.9-metre mineralized zone grading an average of 0.21% eU3O8, including 1.1 metres at 0.96% eU3O8. Located about 25 metres into the hangingwall of the Matoush fault, this intersection is strongly altered in fuschite, with the presence of pitchblende and uranophanes.

The Company drilled eight other holes in the MT-06 area on a 100-metre grid to test the continuity of the Hole MT-09-06 intersection. The best hole was MT-09-09, drilled to a vertical depth of 600 metres along the presumed plunge of MT-09-06, 100 metres away. It intersected 0.08% eU3O8 over 2.40 metres at the level of the fault.

Early in June, the Company assigned one of the two drills in operation on the Matoush property to the MT-34 zone area. Due to the high grades obtained in Hole MT-34 (1.36% U3O8 over 27.50 m including 6.03% U3O8 over 4.80 m) relative to the other grades and thicknesses for the zone, Scott Wilson RPA voluntarily limited the influence of Hole MT-34 in the resource estimate done in September 2008.

Furthermore, Scott Wilson RPA would not categorized this resource estimate as an “indicated resource” because a 50 m x 70 m drill grid was used in the area of Hole MT-34, in 2008.

Three of four holes drilled (MT-09-12, 14, 16 and 19) in the upper part of the MT-34 zone in June 2009, intersected high grades over considerable intervals.

Hole MT-09-12, whose pierce point lies just a few metres from Hole MT-08-50 due to strong deviation, returned an intersection of 0.42 % eU3O8 over 26.9 metres, including 0.66% eU3O8 over 12.9 metres and 2.41% eU3O8 over 1.3 metres.

In comparison, Hole MT-08-50 previously intersected 0.44% eU3O8 over 21.6 m, including 1.88% eU3O8 over 1.8 m, with chemical analysis showing 0.49% U3O8 over 21.3 m, including 1.99% U3O8 over 2.0 m.

Hole MT-09-16, whose pierce point lies midway between holes MT-08-50 and MT-08-34, returned an intersection of 0.61% eU3O8 over 25.7 metres, including 1.30% eU3O8 over 7.4 metres.

Hole MT-09-19, with a pierce point in the upper part of the ACF-4 near the contact with the CBF, 35 m north of Hole MT-08-51 (0.40% eU3O8 over 5.1 m), intersected 0.26% eU3O8 over 14.1 metres, including a section of 0.95% eU3O8 over 2.8 m.

On the same section, the Company had to abandon drilling of Hole MT-09-17 due to excessive deviation.

Hole MT-09-14 returned an intersection of 0.08% eU3O8 over 5.1 m. This hole lies at the lower limit of the MT-34 zone.

The Company is now drilling Hole MT-09-20 to test the extension of Hole MT-08-034 up dip from the MT-34 zone in the direction of the upper part of the ACF-4.

The Company plans another hole on the MT-34 zone at a vertical depth of -470 m between holes MT-08-47 and MT-08-55, alongside the MT-34 zone in an area where there has not been any resource estimate.

The holes drilled in June and July should allow the increase of the total MT-34 zone resource and upgrade a portion of the resource from “inferred” to “indicated”.

The Company retained Scott Wilson RPA to prepare a new resource estimate for the MT-34 zone. The Company expects this report towards the end of August 2009.

Mistassini property

On the Mistassini property, which is located 50 km southwest of the Matoush property in the Otish Mountains and in which the Company has an option to acquire a 60% interest in the uranium rights, the Company carried out a short drilling program as planned at the end of June.

The drilling campaign on the Mistassini property took place from June 10th to June 28th. The Company drilled seven holes for a total of 786 metres. The objective of this drilling program was to begin testing the strike and dip extensions of the Lac Mantouchiche uranium showing (“Mantouchiche showing”), based on the Report on the Interpretation of Helicopter-borne magnetic and electromagnetic data on the Mistassini Uranium Project prepared for Strateco Resources by Jeremy S. Brett, M.Sc., P. Geo of MPH Consulting Ltd. dated February 18, 2009.

The drill holes tested three areas in the immediate vicinity of the Mantouchiche showing, over a total strike length of 125 metres. The Company drilled two holes on each section to test the strike extensions 50 metres to the west and 75 metres to the east of the Mantouchiche showing. Holes MIST-09-03 and 04 were drilled along the same section as discovery hole MIST-07-03.

The results obtained were encouraging, with a new uranium-bearing zone discovered in the immediate vicinity of the Mantouchiche showing. Hole MIST-09-03, drilled at and angle of -45°, intersected 11.0 metres grading 0.13% eU3O8, including 0.9 metre at a grade of 1.03% eU3O8. This new uranium-bearing zone is located in the hanging wall of the Mantouchiche showing, at a vertical depth of 32 metres. The Mantouchiche showing discovery hole, MIST-07-03, was drilled at an angle of -70° on the same section as Hole MIST-09-03, and intersected 18.5 metres grading 0.215% eU3O8 at a vertical depth of 47 metres.

A second drill hole, MIST-09-04, drilled on the same section at a -70° angle, confirmed the vertical extension of the new uranium-bearing zone, with an intercept of 13.9 metres grading 0.08% eU3O8, including 0.186% eU3O8 over 5.1 metres, at a vertical depth of 40 metres. The extension of the Mantouchiche showing was also intersected in Hole MIST-09-03 at a vertical depth of 64 metres, with an intercept of 3.0 metres grading 0.08% eU3O8, including 0.14% eU3O8 over 1.2 metres.

Holes MIST-09-01, 02, 05 and 06, drilled to test the strike extensions of the Mantouchiche showing, intersected anomalous eU3O8 values. The last hole of the program, MIST-09-07, drilled along the same section as MIST-09-05 and 06, failed to confirm the strike extension of the new zone.

The true width of the mineralized sections has not yet been determined. The Company is using a spectral probe to obtain equivalent uranium grades. Analytical results are pending.

Given the positive results of the drill campaign, the Company will carry further exploration work over the coming year following structural and geological interpretation. It will first conduct a ground geophysical survey to test for the possible presence of high-grade uranium lenses preferentially aligned along a north-south axis.

Drilling in April 2008, confirmed the presence of the Matoush fault by less than 200 metres from the southern border of the Eclat property.

Pacific Bay-Matoush property

Following the completion of drilling on the Mistassini property in late June, the Company took advantage of the availability of the helicopter-borne drill to drill a 200-metre hole on a section of the Pacific Bay-Matoush property, which consists of four mining claims in the possible extension of the Matoush fault, 3 km south of the Eclat property. Unfortunately, the recently completed hole failed to confirm the extension of the Matoush fault, with sedimentary rocks intercepted 150 metres down the hole, at the presumed location of the fault.

Permits and Licence

As in the first quarter of 2009, the Company continued work on the various studies in preparation for the underground exploration program, which will begin once the Company has obtained all the required permits.

Two other consultants, SENES Consultants Limited (SENES) and the Montreal office of GENIVAR, joined the list of the Company’s many consultants conducting the various detailed studies required to obtain the various provincial and federal permits in Canada.

Following up on the comments received from the Canadian Nuclear Safety Commission (CNSC) on February 16, 2009, in relation to the underground exploration licence application, the Company began field works with the assistance of Golder Associates Ltd. (“Golder”) for a geomechanical study on the crown pillar. The Company will use the same study to comply with Quebec provincial government requirements regarding an underground excavation under the influence of a water body, meaning when an excavation is less than 100 m from a water body.  Field works consisted of the drilling of three holes and various tests performed in the holes and on the drill core in an area totalling 526 metres.

GENIVAR of Val-d’Or and Amos continued to work on the detailed engineering of the surface facilities required for underground exploration.

Environmental work by Golder continues, with the drafting of the “terms of reference (baseline)” for most of the study components, including hydrogeology, surface and sediment water quality, fish and fish habitats and wildlife. The writing of the geochemistry report, updating of the hydrogeology report and drafting of the restoration plan were also among the activities that took place during the quarter.

Phase 2 of the drafting of detailed procedures and manuals for the radioprotection program is progressing as planned.

With the drafting of the base studies nearing completion, Golder was able to begin studying the potential impact of the exploration project on the physical and biological components on which they are working.

The Company awarded a new contract to Golder for the preparation of an environmental emergency measures plan from April to June 2009.

SENES, an Ontario firm with extensive experience in the uranium industry received the mandates to conduct Risk studies (ecological risk, risk on human health and industrial risk) and the air and climate and radiometry studies.

The field works carried out by Golder between April and June 2009 consisted of a spring sampling program of surface and sediment water and geochemistry (work plan approved in 2008).

SENES provided training to Company personnel and set up air sampling stations on site. They also carried out a surface radiometry survey for the baseline radioactivity study.

Various health and safety programs were prepared, including radioprotection, emergency measures, occupational safety and industrial hygiene, which are only a few of the many programs required. The Company plans to complete all these programs by the end of September.

The Company received a number of Quebec provincial permits for the Matoush project, including the “Lease for land use” for the camp and the “Petroleum equipment operating permit Renewal” in April, and the exemption of the landing strip from the impact study in June.

Communications

The communications aspect, involving informing the First Nations and the public in general on the various stages of development of the Matoush project, remains a priority.

Thus, in early April, the Company was an active participant and a major sponsor of the fourth annual “Learning Together conference” in Montreal, which brings together native communities from throughout Canada. More particularly, this conference aims to create strong links between First Nations communities and the mining industry. Among other things, it allowed the Company to address questions from many participants on uranium projects. The presentations and the participation of a Company representative in discussion groups that included representatives from Cameco Corporation, an important uranium producer in Canada, and the CNSC, proved very beneficial.

On April 21, a meeting took place with the chief of the Mistassini band council to discuss the progress of the Matoush project, as well as the work remaining for the preparation of the underground exploration program.

At the end of April, a Company representative met with the members of the Uranium Committee in Chibougamau, in Québec, Canada to provide support in terms of the planning process and strategy for public meetings. The board of directors of Conférence régionale des élus de la Baie-James (“CREBJ”) set up this new committee for the purposes of informing the public on all aspects of uranium in an open, transparent process.

In addition to the Company’s various direct communications, the Company is presently optimizing its website with the assistance of AGC Communications, a public relations firm.

Use of proceeds –In Canadian dollars

The Company’s working capital stood at $15,147,737 at June 30, 2009. During the six-month period ended June 30, 2009, the Company received $7,564,478 in tax credits for resources.

The Company’s investment activities primarily consist of funds used in exploration work and the addition of properties. The Company is entitled to a refundable tax credit for resources for up to 38.75% of eligible expenses, and a credit on mining duties refundable for losses of 12% of eligible expenses incurred.  As at June 30, 2009, the Company had such tax credits receivable for $7,121,204.

Of the $15.1 million in working capital held by the Company at June 30, 2009, about $900,000 will be used to cover general and administrative expenses and approximately $7.2 million will be used to pursue the exploration programs planned for the remaining of fiscal year 2009.

The Company obtained net offerings proceeds through financings, by private placements, including one of $25M in January 2007 and another flow-through private placement for $8M in October 2008. The Company also obtained liquidities from exercises of stock options and warrants in the years 2006 to 2008. The Company totalled over the years, an approximate amount of net offerings proceeds for $34.5M as detailed in Form 10 K for the exercise ended December 31, 2008, Part II- Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities subsection (f) Use of proceeds and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations subsection Liquidity and in Form 10 Q for the period ended March 31, 2009 in the section Use of proceeds.

The Company did not acquire any new net offerings proceeds during the second quarter of 2009.

For the period between April 1, 2009 and June 30, 2009, the Company conducted exploration works using a total amount of $4,627,448. Cumulative exploration expenses as at June 30, 2009 amounted to $31,081,056 compared to cumulative expenses of $20,037,646 as at June 30, 2008.

Pursuant to the financings closed on October 1, 2008, the Company had to incur expenses of $8,000,000 on the Matoush and Apple uranium projects by December 31, 2009. As of December 31, 2008, the Company had spent $3,147,744 and as of June 30, 2009, had paid the residual engagement.

In the second quarter of 2009, the Company conducted most of the exploration work on the Matoush property, with exploration expenses of $4,139,264 representing 12% of the issuer’s offerings net proceeds. The Company also invested amounts on the Pacific Bay-Matoush property, on Eclat property, on the Apple property, the Mistassini property and the Matoush Extension property representing less than 5% of the issuer’s net proceeds.

Directors’ Fees – In U.S. Dollars according to Federal Reserve Statistical Release, Foreign Exchange Rates, Canada-Spot Exchange rate as at June 30, 2009, Canadian$/US$: CA$1.1626/US$1.00.

The external directors receive fees of $860 for each board meeting (BM) they attend and $258 to assist by telephone conference call (BMT). Each audit committee member receives $860 for each audit committee meeting (AC) they attend and $430 to assist by telephone conference call (ACT). The external directors receive also $430 to assist to the annual meeting of shareholders (AM). Misters Hébert and Lachance, directors and executive officers and Mr. Lanctôt, who is director and Corporate Secretary of the Company, do not receive directors’ fees.

The external directors received an aggregate of $9,030 in Directors’ fees for the period between April 1, 2009 and June 30, 2009, distributed as follows:

Name of Director	Dates and attended Meetings	Amount of Director’s fees paid for the period (US $)
Marcel Bergeron	May 6, 2009-AC	$860
Marcel Bergeron	May 6, 2009-BM	$860
Marcel Bergeron	June 9, 2009 AM	$430
Marcel Bergeron	June 9, 2009 BM	$860
Robert Desjardins	May 6, 2009-AC	$860
Robert Desjardins	May, 6, 2009-BM	$860
Robert Desjardins	June 9, 2009 AM	$430
Robert Desjardins	June 9, 2009 BM	$860
Jean-Guy Masse	May 6, 2009-AC	$860
Jean-Guy Masse	May 6, 2009-BM	$860
Jean-Guy Masse	June 9, 2009 AM	$430
Jean-Guy Masse	June 9, 2009 BM	$860
Total for the three month-period ended June 30, 2009		$9,030

Item 4 - Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on June 9, 2009 at 10.30 a.m., Hotel Fairmont, The Queen Elizabeth, Hochelaga 2 Room, 900 René-Lévesque West, Montreal, Québec H3B 4A5.The related Notice of Meeting, Proxy Solicitation and Management Information Circular are deposited herewith as Exhibit 22.

At the Annual Meeting of Shareholders, the Company’ shareholders reelected the following directors: Mr. Guy Hébert, Mr. Jean-Pierre Lachance, Mr. Jean-Guy Masse, Mr. Robert Desjardins, Mr. Marcel Bergeron and Mr. Henri Lanctôt.

The shareholders appointed, as for last year, Petrie Raymond, LLP, Chartered Accountants, as the Company’s auditors for the annual reports for the year ending December 31, 2009. The shareholders mandated the Board of Directors to fix the Auditors’s fees until next Annual Meeting.

In the following table, the Company indicates the shareholders’ votes for each proposal.

Proposals	Number of shares voted for	Percents of votes for	Number of shares voted against	Percents of votes against	Number of shares for abstention	Percents of shares for abstention
Election of Directors	28,455,448	90.66%	0	0%	2,932,133	9.34%
Appointment of Auditors and mandate to the Board of Directors to fix Auditors fees.	31,281,519	99.66%	0	0%	106,063	0.34%

Number of shares issued and outstanding: 119,266,432

Number of voted shares: 31,387,582

Percent of voted shares: 26.32%

Item 5. Other Information

During the period, on June 15, 2009, the Company filed a form 8 K reporting that on June 9, 2009, the Board of Directors appointed Mrs. Ingrid Martin, C.A. as the new Chief Financial Officer and Treasurer of the Company in replacement of Mrs. Pauline Comtois, CGA

As Chief Financial Officer of the Company, Mrs. Martin will be responsible to assess and to verify the internal controls of the Company over financial information reporting and to approve financial statements and management discussion and analysis filings with authorities including the filings of Chief Financial Officer certificates. Mrs. Martin will be present upon demand, to the Audit Committee meetings to answer questions of its members. As Treasurer of the Company, Mrs. Martin will insure that the accounting books and registers of the Company are efficient and meet the legal requirements.

The Company will retain services of Ingrid Martin CA Inc., a company under the control of Mrs. Martin, as a consultant on a contractual basis to assist the financial department in the preparation of quarterly and annual reports according to Canadian GAAP and to prepare the tax returns of the Company.

Item 6 - Exhibits - a) (2) Table of Exhibits

	Table of Exhibits - Form 10Q, June 30, 2009	Format	Reference to Pages of Form 10Q or Incorporation by Reference
3 (i)	Certificates of incorporation and amendments	Paper	See Form 10 SB/A2 Volume 1 Amended pages 1 to 10
3 (ii)	By-laws	Paper	See Form 10 SB/A2 Volume 1 Amended pages 37 to 59
(4) (1)	Instruments defining the rights of security holders, including indentures in By-Laws	Paper	See Form 10 SB/A2 Volume 1 Amended By-Laws sections 47 to 54 pages 50 to 52
(4) (2)	Instruments defining the rights of security holders, including indentures in Annex A to Certificate of incorporation (translation in English)	CE	Form 10KSB/A2, 2007-12-31 Page 79
10.1	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 ( French Language version)	CE	Form 10KSB/A2, 2007-12-31, Page 81
10.2	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 (English language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 86
10.3	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008 (French language version)	CE	Form 10Q, 200-09-30, page 11
10.4	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008( English Language summary )	CE	Form 10Q, 2008-09-30, p. 15
10.5	Amended Stock Option Plan dated November 7, 2008 ( French Language version) with Summary in English Language	CE	Form 10KSB/A2, 2007-12-31 Page 87
10.6	Amended Stock Option Plan dated November 7, 2008 (English Language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 100
18	Letter re change in accounting principles	CE	Form 10-K, 2008-12-31, Transmittal letter
22	Published report regarding matters submitted to vote of security holders dated May 6, 2009	CE	Form 10 Q, for the period ended June 30, 2009
24	Form FIX appointing Eaton, Peabody as Agent of the Company in the United States of America dated July 15, 2002 and certified copy of the Board of Directors dated July 15, 2002	Paper	Form 10 SB/A2, Volume 1 Amended page 230
24	Power of attorney	Paper	Form 10 SB/A2, Volume of Exhibits Amended page 232
31	Rule 13a-14 (a)/15d-14(a) Certifications	CE	Form 10 Q, 2009-06-30.
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	CE	Form 10-Q, 2009-06-30

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date: August 5, 2009

/s/ Guy Hébert

__________________________

President and Chief Executive Officer

Date: August 5, 2009

/s/ Ingrid Martin, C.A.

__________________________

Chief Financial Officer

Exhibit 22

NOTICE OF

ANNUAL GENERAL MEETING

OF SHAREHOLDERS

AND

MANAGEMENT INFORMATION CIRCULAR

May 6, 2009

STRATECO RESOURCES INC.

1225 Gay-Lussac, Boucherville, Québec J4B 7K1

NOTICE OF ANNUAL GENERAL

MEETING OF SHAREHOLDERS

NOTICE IS HEREBY GIVEN THAT the Annual General Meeting of Shareholders of Strateco Resources Inc. (the Company) will be held in the Salon Hochelaga 2, of the Fairmont The Queen Elizabeth Hotel, 900 René-Lévesque Blvd. West, Montreal, Québec, June 9, 2009 at 10:30 a.m., for the following purposes:

To receive the Company’s management discussion and analysis, the audited financial statements and the related auditors’ report for the financial year ended December 31, 2008;

To elect the directors;

To appoint the auditors and authorize the directors to fix their remuneration;

To transact any other business as may properly come before the Annual Meeting.

A copy of the annual report containing the management discussion and analysis, the audited financial statements and the auditors’ report for the year ended December 31, 2008 has been delivered by mail to the shareholders on or about March 16, 2009.  The Management Information Circular contains additional information regarding the matters to be considered at the Meeting, and is hereby deemed to be an integral part of this notice.

Boucherville, Quebec

May 6, 2009

ON BEHALF OF THE BOARD OF DIRECTORS

(Signed) Guy Hébert

_________________________________

GUY HÉBERT

President

The Board of Directors would like all shareholders to be present at the meeting.  However, shareholders who are unable to attend the meeting in person are urged to complete the attached proxy form and return it to Computershare Investor Services Inc. in the envelope provided for this purpose.  Proxies to be used at the meeting must be returned to Computershare Investor Services Inc. before the close of business on June 5, 2009.

STRATECO RESOURCES INC.

MANAGEMENT INFORMATION CIRCULAR

This Management Information Circular is furnished in connection with the solicitation of proxies by the management of Strateco Resources Inc. (the Company) for use at the annual general meeting of shareholders of the Company (the Meeting) to be held at the time and place and for the purposes set forth in the attached notice of meeting (the Notice) and any adjournment thereof. This solicitation will primarily be by mail, but proxies may also be solicited by directors and officers of the Company.  The Company will bear all costs and expenses of this solicitation.

APPOINTMENT OF PROXIES

Persons mentioned in the accompanying form of proxy are directors of the Company.  Any shareholder has the right to appoint a proxy to represent him at the Meeting other than the persons designated in the enclosed form of proxy, and may do so by crossing out the printed names and indicating the name of such nominee in the blank space provided.  A proxy does not need to be a shareholder of the Company.

Shareholders who cannot attend the Meeting are urged to complete the attached form of proxy and return it to Computershare Investor Services Inc., 100 University Avenue, 9th Floor, Toronto, Ontario, M5J 2Y1 no later than June 5, 2009, or to remit it to the secretary of the Company immediately prior to the beginning of the Meeting.  If the shareholder is a corporation, the signature of an officer on said form of proxy must be duly authorized in writing.

REVOCATION OF PROXIES

A shareholder who gives a proxy may at any time revoke the proxy, by written instrument signed by the shareholder or his agent duly authorized in writing or, if the shareholder is a corporation, by an officer duly authorized in writing and deposited at the head office of the Company or with Computershare Investor Services Inc., 100 University Avenue, 9th Floor, Toronto, Ontario, M5J 2Y1 no later than June 5, 2009 or deposited with the chairman or the secretary of the Meeting, immediately prior to the beginning of the Meeting or any adjournment thereof.

ADVICE TO BENEFICIAL SHAREHOLDERS

Only registered shareholders or duly appointed proxy holders are permitted to attend and vote at the Meeting.  Shareholders who do not hold their shares in their own name (the Beneficial Shareholders) are advised that only proxies from shareholders of record can be recognized and voted at the Meeting.  Beneficial Shareholders who complete and return an instrument of proxy must indicate thereon the person (usually a brokerage house) who holds their shares as a registered shareholder.  Every intermediary (broker) has its own mailing procedure, and provides its own return instructions, which should be carefully followed.  The instrument of proxy supplied to Beneficial Shareholders is identical to that provided to registered shareholders.  However, its purpose is limited to instructing the registered shareholder how to vote on behalf of the Beneficial Shareholder.

If shares are listed in an account statement provided to a shareholder by a broker, then in almost all cases those shares will not be registered in such shareholder’s name on the records of the Company.  Such shares will more likely be registered under the name of the shareholder’s broker or an agent of such broker.  In Canada, the majority of such shares are registered under the name of CDS & Co. (the registration name for The Canadian Depository for Securities, which company acts as nominee for many Canadian brokerage firms).  Shares held by brokers or their nominees can only be voted (for or against resolutions) upon the instructions of the Beneficial Shareholder. Without specific instructions, brokers/nominees are prohibited from voting shares for their clients. The directors and officers of the Company do not know for whose benefit the shares registered in the name of CDS & Co. are held.

Brokers and other intermediaries are required to request voting instructions from Beneficial Shareholders prior to shareholder meetings.  Brokers and other intermediaries have their own procedures for sending materials and their own guidelines for the return of documents; these instructions are to be followed to the letter by the Beneficial Shareholder if the voting rights attached to their shares are to be cast at the Meeting.  In Canada, most brokers now have delegated the responsibility of obtaining their clients’ instructions to Broadridge Canada Inc. (Broadridge).

Beneficial Shareholders who receive a voting instruction form from Broadridge may not use said form to vote directly at the Meeting.  If you have questions on how to exercise voting rights attached to shares held through a broker or other intermediary, please contact the broker or intermediary directly.

Although a Beneficial Shareholder will not be recognized at the Meeting for the purposes of directly exercising voting rights attached to shares registered in the name of his broker (or a representative thereof), he may attend the Meeting as proxy of the registered shareholder and, as such, exercise the voting rights attached to such shares.

Unless otherwise indicated in this Management Information Circular and in the attached form of proxy and Notice, the term shareholders shall mean registered shareholders.

VOTING OF SHARES REPRESENTED BY PROXIES

The voting rights conferred by the common shares (the Shares) and for which proxy is given by the duly signed form in favour of the persons designated therein shall be exercised in the manner indicated whenever a ballot is taken at the Meeting.  When a ballot is taken with respect to the election of directors or the appointment of auditors, the voting right conferred by the Shares shall be exercised for the same purposes and in the manner indicated in the appropriate paragraphs of this circular unless an abstention from voting for the election of directors or the appointment of auditors is stipulated in the proxy.

The directors soliciting the proxy undertake to carry out the instructions given by a shareholder in the proxy form.  If no instruction is given, the votes will be cast in favour of the adoption of the resolutions set forth in the Notice.  The accompanying form of proxy confers discretionary power with respect to amendments to the matters identified in the Notice and any other matters that may properly come before the Meeting, except for the election of a director who is not named as a nominee in the circular.  To date, directors of the Company have no knowledge of any amendment to the matters discussed in the Notice or any other business as may properly be brought before the Meeting.

RECORD DATE

The Company has set May 1, 2009 as the record date for the Meeting.  Only shareholders of record as at that date are entitled to receive the Notice as well as all other material pertaining to it.

Any person who acquires Shares after the record date is entitled to vote such Shares if said person can provide the share certificate(s) registered in his name or establish in another manner his ownership of the shares and requests that his name be registered on the shareholders’ list at least two days prior to the Meeting.

VOTING SHARES AND PRINCIPAL HOLDERS OF VOTING SHARES

A total number of 119,266,432 common shares of the Company were issued and outstanding at May 5, 2009.  Each Share confers the right to one vote upon its holder duly registered on May 1, 2009, the reference date that determines which shareholders are entitled to receive the Notice and vote at the Meeting.  To the knowledge of the management of the Company, at the date hereof, no person exercised control, directly or indirectly, over more than 10% of the Company’s issued and outstanding Shares.

PERSONS WITH INTERESTS IN CERTAIN MATTERS ON THE AGENDA

At the date hereof, to the knowledge of the management of the Company and with the exception of the information disclosed elsewhere in this circular, no person has any interest by way of beneficial ownership of securities or otherwise in any matter on the agenda.

________________ // ________________

BUSINESS TO BE DEALT WITH AT THE MEETING

1.

DIRECTOR’S REPORT, M D & A AND AUDITED FINANCIAL STATEMENTS (Item No. 1 on the Notice)

The management discussion and analysis and the audited financial statements for the year ended December 31, 2008, together with the auditors’ report thereon, will be presented before the Meeting.  The audited financial statements are attached to the Company’s 2008 management discussion and analysis that were mailed to the shareholders on or about March 16, 2009, and can be consulted on the Company’s website at www.stratecoinc.com.

2.

ELECTION OF DIRECTORS (Item No. 2 on the Notice)

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

The persons named in the attached proxy form intend to vote in favour of the election of the nominees named in the following table, unless the shareholder signing a proxy has indicated his desire to abstain from voting regarding the election of directors.

Name, Municipality of Residence and Office Held within the Company	Director Since	Common Shares Over which Control is Exercised (1)	Principal Occupation
Guy Hébert Boucherville, Québec, President, Chief Executive Officer and director	13/04/00	4,712,614 (2)	President Chief Executive Officer of the Company
Jean-Pierre Lachance, Saint-Hubert, Québec, Executive Vice President and director	13/04/00	198,600	Executive Vice President of the Company
Marcel Bergeron (3) Town of Mount Royal, Québec Director	21/03/07	12,000	General Manager, Devimco Inc.
Robert Desjardins (3) Montreal, Québec, Director	31/10/01	100,000	President of Robert G. Desjardins and Associates Inc.
Henri Lanctôt Town of Mount Royal, Québec Secretary and director	24/01/07	50,375	Partner, Gowling Lafleur Henderson LLP, Lawyers
Jean-Guy Masse (3) Montreal, Québec, Director	13/04/00	43,000	President of Northern Precious Metals Funds Inc.

(1)

Information relating to the Shares over which control or direction is exercised was provided by the nominees as of May 6, 2009;

(2)

Mr. Hébert holds 232,000 Shares directly and 4,480,614 Shares held indirectly through a company controlled by him;

 (3)

Audit committee member.

All the above nominees were elected directors at the previous shareholders meeting held on June 10, 2008, for which the notice of meeting included a Management Information Circular.  The mandate of directors mentioned above and presented hereafter, expires at the date of the next annual meeting of shareholders.

Mr. Guy Hébert, Director, President and Chief Executive Officer

Mr. Guy Hébert, is a director, Chief executive officer and President of the Company since April 13, 2000. Mr. Hébert holds a B.Sc. degree in Geology form the University of Montreal and a Master in Business Administration from Sherbrooke University.

Mr. Guy Hébert is employed by BBH Géo-Management Inc. to render services to the Company as the Chief executive officer and President of the Company since April 13, 2000. He is also director and president of BBH Géo-Management Inc. since October 1992. BBH Géo-Management Inc. is a private company rendering management services to mining companies and has a services agreement with the Company since July 2000. Mr. Hébert has been president for a few months at the time of incorporation of Cadiscor Resources Inc. from March 2006 to June 1, 2006 and remained afterward solely director and Chairman of the Board of Cadiscor Resources Inc.

Mr. Hébert has been active in the international mining industry for the last 35 years. He was the architect of over $350 million in financing for various gold and base metals mining projects in Canada and overseas. Since 1980, he has brought 3 mines into production.

Mr. Hébert was President and Chief Executive Officer of Lyon Lake Mines from 1986 to 2001. He brought into production Beta Vargas, an open pit 1,000 tpd gold mine in Costa Rica. Permitting and reclamation were a success. In September 1997, the Beta Vargas Mine was awarded the top environmental prize by Latin American Association of Geosynthetics. The Beta Vargas treatment plant represented a model for environmental design. From 1985 to 1992, he was President and CEO of Audrey Resources Inc. He brought into production the Bouchard-Hébert open pit and underground 2,500 tpd polymetallic mine (Zn,Cu,Au,Ag) in Québec, Canada that was taken over by Cambior in 1992. Cambior named the mine Bouchard-Hébert in recognition of his achievements with Audrey Resources Inc.

As President of Aiguebelle Resources Inc. from 1980 to 1985, Mr. Hébert brought into production the Yvan Vezina underground 1,500 tpd gold mine in Quebec. The mine became part of Cambior's organization in 1986.

Mr. Jean-Pierre Lachance, Director and Executive Vice-president

Mr. Jean-Pierre Lachance, is director and Executive Vice President of the Company since April 13, 2000. Mr. Lachance holds a B.Sc. degree in Geology from the University Laval, in Québec. As Strateco's Executive Vice President, he closely assists the President in his functions He maintains relations the Cree Community.

Mr. Jean-Pierre Lachance is employed by BBH Géo-Management Inc. to render services as Executive Vice President of the Company in charge of exploration programs. He is also Vice President of BBH Géo-Management Inc. since 2004 but does not exercise any control over this related company. Mr. Lachance has been for a few months in 2006, Vice-President and director of Cadiscor Resources Inc., and remained director since 2007 of this company.

Mr. Lachance has 30 years of experience in the mining industry, and has held various management positions with public and private companies in Canada and overseas. Mr. Lachance was Vice President, International Development of Lyon Lake Mines Ltd. ( Lyon Lake ) from 1994 to 1998 and Executive Vice President from 1999 to 2001. He has also been President of Novontar S.A., a subsidiary of Lyon Lake in Costa Rica, from 1996 to 2001. He was responsible for bringing Lyon Lake's Beta Vargas mine into production and for the reclamation after the mine's closure in 2000. He was Vice President of Altavista Mines Inc. from 1994 to 2000 and was responsible for all the exploration activities of the Company

Messrs. Guy Hébert and Jean-Pierre Lachance were directors and officers of Lyon Lake Mines Ltd. (“Lyon Lake”).  The Autorité des Marchés Financiers and the British Columbia Securities Commission issued two cease trading orders on the shares of Lyon Lake, the first from July to November 2000 and the second from May 2001 to the present.  Lyon Lake ceased its activities on May 8, 2001.  All the directors resigned, and Guy Hébert was named as Lyon Lake’s agent.  The shares of Lyon Lake were delisted from the TSX Venture Exchange on February 26, 2003.

Messrs. Hébert and Lachance devote 80% and 100% of their time respectively to the Company’s business while the other directors devote less than 5% of their time.

Mr. Jean-Guy Masse, director and member of the Audit Committee

Mr. Jean-Guy Masse, is a director of the Company since April 13, 2000 and member of the Audit Committee since its creation. Mr. Masse holds a B.Sc. A. from the École Polytechnique of Montreal and an M. Sc from Stanford University, California U.S.A. He is a Chartered Financial Analyst ( CFA ) and member of the Association since September 1975.

Mr. Masse is President of Northern Precious Metals Funds since 2003 and President of Masvil Capital Inc. since 1992. Mr. Masse is also a director of mining companies listed on the TSX Venture Exchange. He has been President of the Board of Directors of Metco Resources Inc. from 1999 to 2003. He was President of Orléans Resources Inc. from 1992 to 1998, and Executive Vice-President of Dundee Capital Inc. and President and Chief Executive Officer of CMP Fund Management Ltd. from 1984 to 1992.

Mr. Robert Desjardins, director and member of the Audit Committee

Mr. Robert Desjardins is director of the Company and member of the Audit Committee since October 30, 2001. He holds a Bachelor’s Degree in Commerce from the École des Hautes Études Commerciales and is a member of the Corporation des Administrateurs Agréés du Québec.

Since 1989, Mr. Desjardins has been President of Robert G. Desjardins & Associates Inc., a firm specializing in corporate finance and the development of financial products.

Mr. Henri Lanctôt, director and Corporate Secretary

Mr. Henri Lanctôt, ,is Corporate Secretary of the Company since April 13, 2000. He was appointed director of the Company on January 24, 2007 further to the resignation of Mr. Claude Hubert on January 18, 2007.and afterward elected as director at the annual and special Meeting of shareholders in 2007.  Mr. Henri Lanctôt was admitted to the Quebec Bar in 1968 after graduating in 1967 from the Faculty of Law of the University of Montreal.

.Mr. Lanctôt is a partner of Gowling Lafleur Henderson LLP, lawyers (Gowlings). He had joined in 1984, Lafleur Brown, the law firm that merged with Gowlings on July 1st, 2000. Mr. Lanctôt is also a lay member of the Competition Tribunal since March 2007.

Mr. Marcel Bergeron, director and Member of the Audit Committee.

Mr. Marcel Bergeron, , was appointed director and member of the Audit Committee on March 21, 2007 further to the death of Ms. Francine Bélanger on November 8, 2006 and afterward elected as director at the annual and special meeting of shareholders in 2007. He is a member of the Quebec Institute of Chartered Accountants and of the Quebec Institute of Certified Management Accountants.

Mr. Marcel Bergeron is employed since June 2006 as the General Director of Devimco Inc., a company specialized in the real estate development. Between July 1990 and June 2006, Mr. Bergeron was an associate of PETRIE RAYMOND LLP, Chartered Accountants and Auditors of the Company. Between December 1995 and August 2005, he was on the board of directors of Fairstar Explorations Inc.

3.

COMPENSATION OF EXECUTIVE OFFICERS

For the purposes of this heading, Regulations under Securities Acts designate as Named Executive Officers, the Chief Executive Officer, the Chief Financial Officer and the three most highly compensated executive officers other than the Chief Executive Officer and the Chief Financial Officer, at the end of the financial year and whose total compensation was more than $150,000.  Guy Hébert, President and Chief Executive Officer, Ingrid Martin, Chief Financial Officer, Jean-Pierre Lachance, Executive Vice-President and Pierre H. Terreault, Vice-President Operations, are the “Named Executive Officers” under said Regulations.

During the year ended December 31, 2008, the Company did not pay any compensation to its Named Executive Officers except Pauline Comtois, with the exception of stock option grants pursuant to the stock option plan (the “Plan”) approved by the Shareholders. The Company’s executive compensation consists of an annual salary paid by BBH Géo-management Inc. (“BBH”) save for Pauline Comtois, who receives fees from the Company, and the grant by the Company of stock options pursuant to the Plan.  Services provided to the Company by Guy Hébert, Jean-Pierre Lachance and Pierre H. Terreault are paid by the Company to BBH pursuant to a services agreement between the Company and BBH; Pauline Comtois, accountant (CGA), provides the Company with her services as Chief Financial Officer on a contractual basis.

BBH is a company that provides administrative and project management services to companies engaged in mining exploration activities. Mr. Guy Hébert, the Company’s president, is the sole director of BBH and indirectly controls BBH.

During the year ended December 31, 2008, the Company paid $659,000 to BBH for general and administrative expenses.

The Company also paid management fees of $1,381,000 and consultant and subcontractor fees of $2,572,000 to BBH.

The Company has a stock option plan for its officers, employees, directors, consultants and employees of service providers. A total number of 10,654,586 common shares are reserved for stock option grants. The maximum number of options that can be granted to any participant may not exceed 5% of the issued and outstanding shares of the capital stock. The strike price of the options granted may not be less than the market price, which corresponds to the weighted average price based on the volume and price of the shares traded on the Toronto Stock Exchange for the five days preceding the option grant. The board of directors sets the conditions for acquiring the common stock options according to quantity and exercise price, for a maximum term of five years from the date the options are granted.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option-based awards ($)(4)	All other compensation ($)	Total compensation ($)
Guy Hébert, President and CEO	2008	153,782 (1)	76,266	-	230,048
	2007	138,245 (1)	327,196	-	465,441
	2006	147,255 (1)	-		147,255
Pauline Comtois, CFO	2008	_	38,133	32,802 (2)	70,935
	2007	_	65,550	9,862 (2)	75,412
Jean-Pierre Lachance, Executive Vice President	2008	200,000 (1)	76,266	-	276,266
	2007	195,612 (1)	196,499	-	392,111
	2006	128,141 (1)	14,710	-	142,851
Pierre H. Terreault, Operations and Engineering Vice-President	2008 (3)	121,149 (1)(3)	72,266	-	193,415

(1)  These amounts represent the funds paid by BBH Géo-Management Inc., a management company, to Guy Hébert, Jean-Pierre Lachance and Pierre H. Terreault for services rendered to the Company;

(2)   The services of Pauline Comtois were retained on a contractual basis from April 25, 2007;

(3)  The services of Pierre H. Terreault were retained by the Company on March 19, 2008;

(4) The Black-Scholes model is the model used for the calculation of the value of the option-based awards. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.7627 per option in 2008 ($1.3110 per option in 2007 and $0.2030 per option in 2006), taking into consideration the following hypotheses :

	2008	2007	2006

Risk-free interest rate	2.46%	3.06%	2.64%
Expected life	1 yr	1 yr	1 yr
Expected volatility	101%	103%	127.15%
Expected dividend yield	0.0%	0.0%	0.0%

(5)   Perquisites that are not generally available to all employees and that in the aggregate are worth less than $50,000 or less than 10% of a Named Executive Officers’ salaries are excluded.

The following table shows all option based awards outstanding to each Named Executive Officer for the fiscal year ending December 31, 2008:

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiry Date	Value of Unexercised In-The-Money Options ($) (1)
Guy Hébert, President and CEO	300,000	0.20	2010-12-20	117,000
	250,000	3.37	2012-04-11	0
	100 000	2.04	2013-04-13	0
Pauline Comtois, Chief Financial Officer	50,000	2.04	2013-04-13	0
	50,000	2.86	2012-03-20	0
Jean-Pierre Lachance, Executive Vice-President	100,000	0.20	2010-12-20	39,000
	100,000	0.40	2011-01-24	19,000
	150,000	3.37	2012-04-11	0
	100,000	2.04	2013-04-13	0
Pierre H. Terreault (2) Vice-President, Operations and Engineering	300,000	2.10	2013-03-18	0

 (1)  The value of unexercised In-The-Money Options is calculated based on the difference between the closing market price of the Shares of the Company on the Toronto Stock Exchange on December 31, 2008 ($0.59) and the exercise price;

(2)     Mr. Terreault can only exercise a maximum of 100,000 options per six month period from the date of entry in service, starting September 19, 2008, March 19, 2009 and September 19, 2009. As at December 31, 2008, the fair value of options granted to Mr. Terreault were calculated based on the 100,000 options that were exercisable as of September 19, 2008.

The following table shows the Option-Based Awards value vested for each Named Executive Officers for the fiscal year ended December 31, 2008.

Name	Option-Based Awards – Value Vested During The Year (1) ($)
Guy Hébert, President and CEO	0
Pauline Comtois Chief Financial Officer	0
Jean-Pierre Lachance, Executive Vice-President	0
Pierre H. Terreault Vice-President, Operations and Engineering	0

(1)

The dollar amount is the aggregate value that would have been realized if the options under the Options-Based Awards had been exercised on the vesting date, that is, the difference between the closing market price of the Shares of the Company on the Toronto Stock Exchange ($2.03) and the exercise price on the vesting date.

EXECUTIVE COMPENSATION REPORT

The Board of Directors does not have a compensation committee; senior executive compensation is handled by the Board of Directors during the review and approval of the Company’s budget and financial statements, so that senior executives are compensated fairly relative to comparable positions and duties at companies with activities similar to those of the Company. The total compensation paid to executives consists of a salary or fees and stock options under the stock option plan.

Compensation

Salaries are paid to senior executives on an annual basis, and are reviewed each year based on the duties and performance of each senior executive and the results generated by the Company’s activities in terms of both the growth and success of mining exploration activities and promotion and financing.

Stock Options

The Company’s stock options plan is designed to attract and retain executives.  In addition to being an important element of the long-term incentive compensation offered by the Company, the stock option plan is designed to reward and secure the loyalty of employees of the Company’s service providers and people and companies who provide the Company with consulting and management services.  (See under “Terms of the Stock Option Plan”)

Equity Compensation Plan Information as at December 31, 2008

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders: Stock Options Plan	3,314,500	$2.20	4,470,586
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total:	3,314,500	$2.20	4,470,586

Terms of the Stock Options Plan

The stock option plan (the “Plan”) for directors, officers, employees of the Company’s service providers and people or companies offering consulting and management services to the Company on a regular basis has been in place since May 9, 2000. It was last amended in November 8, 2007.  The main terms of the Plan are as follows:

-

The maximum number of shares that can be issued under the plan is limited to 10,654,586 shares;

-

The maximum number of options that can be reserved or granted to any participant may not exceed 5% of the Company’s issued and outstanding shares;

-

The strike price of the options granted may not be less than the weighted average price based on the volume of shares listed, namely the coefficient obtained by dividing the total value by the total volume of shares traded on the Toronto Stock Exchange TSX for the five days preceding the option grant;

-

The options granted are valid for a maximum of five (5) years;

-

The options granted may not be assigned or transferred; and

-

In the event of early retirement, resignation or termination of employment, the options granted to the participant expire within ninety (90) days of the date of termination of employment, subject to the expiration date of the options.  In the case of death, the options granted to the participant expire 12 months following the death, subject to the expiration date of the options.

Liability Insurance

The Company has an insurance policy that provides directors’ and officers’ liability coverage of $5,000,000 per event.  The Company paid an annual premium of $17,100 for the policy during the financial year.

Termination of Employment, Change in Responsibilities and Employment Contract

There are no employment contracts between the Company and its executive officers, nor is there any compensatory mechanism that may be triggered in the event of a change of control of the Company or a change in executive officers’ responsibilities pursuant to a resignation, retirement or any other termination of employment with the Company. Guy Hébert, Jean-Pierre Lachance and Pierre H. Terreault are employees of BBH Géo-Management Inc., not of the Company. Pauline Comtois, Chief Financial Officer, provides the Company with accounting services on a contract basis.

Directors’ Fees

The external directors with the exception of those directors who are also Named Executive Officers of the Company receive fees of $800 for each board meeting they attend ($300 per conference call) and $1,000 for each audit committee meeting they attend ($500 per conference call) and $400 to assist to the Annual Meeting. The external directors received an aggregate of $19,900 in fees for the year ended December 31, 2008.  In addition, during the year ended December 31, 2008, stock options for 300,000 Common Shares at an exercise price of $2.04 per share were granted to directors who are not Named Executive Officers under the Company’s Stock Option Plan.  Aside from stock options granted to directors under the Stock Option Plan, directors do not receive any fee or benefit from the Company.

The following table sets forth all compensation to the Company’s Directors that are not Named Executive Officers for the fiscal year ended December 31, 2008.

Name	Fees Earned ($)	Option-Based Awards ($) (1)	All other compensation ($)	Total ($)
Robert Desjardins	7,500	57,200	N/A	64,700
Jean-Guy Masse	6,700	57,200	N/A	63,900
Henri Lanctôt (2)	N/A	57,200	N/A	57,200
Marcel Bergeron	5,700	57,200	N/A	62,900

(1)

The Black-Scholes model is the model used for the calculation of the value of the Option-Based Awards. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.7627 per option in 2008 ($1.3110 per option in 2007 and $0.2030 per option in 2006), taking into consideration the following hypotheses:

	2008	2007	2006

Risk-free interest rate	2.46%	3.06%	2.64%
Expected life	1 yr	1 yr	1 yr
Expected volatility	101%	103%	127.15%
Expected dividend yield	0.0%	0.0%	0.0%

(2)

Henri Lanctôt is a partner of Gowling Lafleur Henderson LLP, lawyers, which received fees for services rendered to the Company for the fiscal year ended December 31, 2008.

The following table sets out all In-The-Money Option-Based Awards to each Director for the fiscal year ended December 31, 2008.

Option-Based Awards
Name	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiry Date ($)	Value of Unexercised In-The-Money Options($) (1)
Marcel Bergeron	75,000	3.37	2012-04-11	0
	75,000	2.04	2013-04-13	0
Robert Desjardins	75,000	3.37	2012-04-11	0
	75,000	2.04	2013-04-13	0
Henri Lanctôt	75,000	3.37	2012-04-11	0
	75,000	2.04	2013-04-13	0
Jean-Guy Masse	75,000	3.37	2012-04-11	0
	50,000	0.40	2011-01-24	9,500
	75,000	2.04	2013-04-13	0

(1)   The value of unexercised In-The-Money Options is calculated based on the difference between the closing market price of the Shares of the Company on the Toronto Stock Exchange on December 31, 2008 ($0.59) and the exercise price.

The following table shows the Option-Based Awards value vested for each Director for the fiscal year ended December 31, 2008.

Name	Option-Based Awards – Value Vested During The Year (1) ($)
Marcel Bergeron	0
Robert Desjardins	0
Henri Lanctôt	0
Jean-Guy Masse	0

(1)   The dollar amount is the aggregate value that would have been realized if the options under the Option-Based-Awards had been exercised on the vesting date, that is, the difference between the closing market price of the Shares of the Company on the Toronto Stock Exchange ($2.03) and the exercise price on the vesting date.

Loans to Directors and Officers

At the date hereof, no director, nominee as director or officer or anyone associated with them owed any amount to the Company.

4.

APPOINTMENT OF AUDITORS (Item No. 3 on the Notice)

PETRIE RAYMOND, LLP, Chartered Accountants (PETRIE RAYMOND) have been the Company’s auditors since May 12, 2004.  The fees paid to PETRIE RAYMOND in the past two years are shown in the table below:

AUDITORS’ FEES FOR TWO FISCAL YEARS
	2008 $	2007 $
a) Audit fees for the year ended December 31,	34,000	25,000
b) Fees for services related to the review of March 31, June 30 and September 30	18,500 (1)	18,500
c) Fees for tax services – Income tax returns	4,000 (1)	3,500
Total	56,500 (1)	47,500

(1)   Estimated amount

Management of the Company proposes that PETRIE RAYMOND, LLP, Chartered Accountants, be appointed as auditors of the Company until the next annual meeting of shareholders of the Company and that the Board of Directors be authorized to fix their remuneration.

The persons named in the accompanying form of proxy intend to vote for the appointment of PETRIE RAYMOND LLP, chartered accountants, as the Company’s auditors at the Meeting and to authorize the directors to fix their remuneration, unless the shareholder signing the proxy has indicated his intention to abstain from voting regarding the appointment of the auditors.

Performance Chart

The following chart and table show the cumulative return for shareholders of the Company (“RSC”) based on a $100 investment on January 1, 2004 to December 31, 2008, compared to the cumulative global return for shareholders based on a similar investment in the S & P/TSX Composite Index (“TTT-T”) for the same period.

Strateco (RSC-T)
S&P/TSX (.TTT-T)
306,90 %
5,47 %
2400 %
2200 %
2000 %
1800 %
1600 %
1400 %
1200 %
1000 %
800 %
600 %
400 %
200 %
0 %
(200) %
30-04-2004
29-10-2004
29-04-2005
31-10-2005
28-04-2006
31-10-2006
30-04-2007
31-10-2007
30-04-2008
31-10-2008

Compensation of the senior executives in question consisting of an annual salary and stock options is not linked to the achievement of target results or improvement in the Company’s share price on the Toronto Stock Exchange TSX. Furthermore, because the Company is at the mining property exploration and development stage, it is not in a position to base itself on performance indicators such as earnings before financial expenses and income taxes. Under the circumstances, it is impossible to adequately assess the compensation of senior executives in question based on the Company’s performance.

CORPORATE GOVERNANCE PRACTICES

BOARD OF DIRECTORS

Independence of Directors

The Board of Directors currently consists of six (6) directors. Jean-Guy Masse and Robert Desjardins are independent directors. Marcel Bergeron was appointed director of the Company on March 21, 2007 to replace Francine Bélanger, who passed away on November 8, 2006.  Up until June 2006, Marcel Bergeron was a partner of PETRIE RAYMOND LLP, chartered accountants (“PETRIE RAYMOND”), the Company’s auditors. Mr. Bergeron was the partner in charge of the Company’s account at Petrie Raymond; because of this relationship, he will only be considered an independent director as of June 2009.  Nevertheless, when he was appointed as a director, the directors of the Company determined that Mr. Bergeron was able to exercise the impartial judgment necessary to fulfil his responsibilities as a director and member of the audit committee, and that his appointment was in the best interest of the Company and of the shareholders. Guy Hébert, President, Jean-Pierre Lachance, Executive Vice President, and Henri Lanctôt, Secretary, are not considered independent directors.

The independent directors meet for their audit committee meetings out of the presence of non-independent directors.  In order to assure the independence of the independent directors, the audit committee, which consists of a majority of independent directors, has full authority to review the financial statement and management discussion and analysis on a quarterly basis and the annual financial statements and management discussion and analysis for the previous year ended December 31 in March of each year, to question the auditors and the employees in charge of the Company’s finance department, to examine and comment on any of the Company’s medium-and-long-term obligations, and to review, analyse and comment on the Company’s budget.

The Board of Directors is chaired by Guy Hébert, President and Chief Executive Officer, and Jean-Guy Masse, an independent director, acts as the lead director.  With the President and Chief Executive Officer, the lead director establishes the agenda items for each meeting, including the matters presented by the audit committee.  The audit committee constitutes a forum for the independent directors to comment on the Company’s activities and identify matters to be dealt with at board of director meetings.

During fiscal 2008, the Board of Directors held six meetings Messrs. Lanctôt, Lachance and Masse were each absent once and Mr. Bergeron was absent from these meetings twice.

Mandate of the Board of Directors

The mandate of the Board of Directors is to contribute, together with management, to building a strong, healthy and competitive business.  The Board of Directors participates with management in the development of the Company’s policies and objectives, long-term strategic planning and risk management.

Job Description

The Board of Directors has not created any written description for the position of the president and chief executive officer, chairman of the board or chairman of the audit committee, other than those contained in the Company’s by-laws.

The corporate objectives that the chief executive officer is responsible for achieving along with the other executives are based on a corporate strategy and budget approved each year by the Board of Directors.

Orientation and Continuing Education

The directors stay informed and receive copies of all required information and updates at meetings of the Board of Directors and audit committee.  Due to the small number of directors, there is no formal continuing education program.

Ethical Business Conduct

The Board of Directors is careful to apply the measures in the Company’s Code of Ethics, particularly with regard to questions of conflict of interest, in order to encourage and foster an ethical business culture.  The Code of Ethics can be consulted on the Company’s website at www.stratecoinc.com or on the SEDAR website at www.sedar.com.   Anyone interested may request a free copy of the Code from the Company’s head office.

Nomination of Directors

The currents members of the Company’s Board of Directors are reviewed before being nominated at the annual meeting of shareholders, by assessing their potential and actual involvement in protecting the Company’s interests the previous year and their experience and expertise in the areas of geology, administration and accounting.  New nominees are selected on the basis of industry references.

The Board of Directors has also approved a policy of considering that a director who has sat on the Board of Directors for several years has a deeper knowledge of the Company and its history, which enables him to take more enlightened decisions at meetings of the Board of Directors.  The Board of Directors does not have a nomination committee.

Compensation

The Company does not have a compensation committee, as the directors and officers do not receive any compensation directly from the Company other than stock options, directors’ fees and reimbursement of expenses for external directors only.

However, every three years, the directors approve the services contract with BBH Géo-Management Inc. (“BBH”) a management company, in the absence of Guy Hébert, President and director of the Company, who is also a director of BBH. This contract provides for the consulting fees, including those services provided by the Company’s executive officers, that BBH charges to the Company. For the services contract, fee proposals are submitted annually to the Board of Directors by the Chief Executive Officer. The Audit Committee and the Board of Directors review these fees with care on a quarterly and annual basis with the financial statements as related-party operations.  Executive compensation consists of annual salaries / fees and stock options issued under the Plan.

OTHER BOARD COMMITTEES

The Company has only one committee, the Audit Committee.

During the financial year, the Audit Committee consisted of Messrs. Jean-Guy Masse, Robert Desjardins and Marcel Bergeron.  The Audit Committee meets several times a year to review the Company’s financial position, examine and recommend approval of the quarterly financial statements, the audit mandates and the interim and audited annual management discussion and analysis, question the auditors and recommend their fees, and assess the Company’s performance, investments and mining property portfolio.  The Audit Committee held four meetings during the financial year ended December 31, 2008.  The Audit Committee Charter is attached to this circular as Schedule A.

The following is a brief summary of the education and experience of each member of the Audit Committee that is relevant to the performance of his responsibilities as a member of the Audit Committee.

Jean-Guy Masse has been President of Northern Precious Metals Funds Inc. since 2003 and President of Masvil Capital Inc. since 1992.  He was President of Orléans Resources Inc. from 1992 to 1998, and Executive Vice President of Dundee Capital Inc. and President and Chief Executive Officer of CMP Fund Management Ltd. from 1984 to 1992.  Mr. Masse is also a director of mining companies listed on the TSX Venture Exchange.  Mr. Masse holds a B.SC.A. from the École Polytechnique in Montreal and an M. Sc. from Stanford University, California, U.S.A.  He has also been a member of the Montreal CFA Society since September 1995.

Robert Desjardins holds a bachelor’s degree in Commerce from the École des Hautes Études Commerciales (HEC Montréal) and is a member of the Corporation des administrateurs agréés du Québec.  He has been President of Robert G. Desjardins & Associates Inc., a firm specializing in corporate finance and the development of financial products, since 1989.

Marcel Bergeron earned a bachelor’s degree in accounting science from Université du Québec à Montréal (UQUÀM) in 1981, and has been a member of the Ordre des Comptables en Management Accrédités du Québec since June 1981 and of the Ordre des Comptables Agréés du Québec since December 1983.  He was a partner at PETRIE RAYMOND, LLP, chartered accountants, the Company’s auditors, from July 1990 until June 2006, when he became the general manager of Devimco Inc., a real estate management company.

The Audit Committee for the 2009 financial year is composed of two independent directors, Robert Desjardins and Jean-Guy Masse, and a third director, Marcel Bergeron, who will be considered “independent” as defined in the Multilateral Instrument 52-110 – Audit Committee as of June 2009.

Assessment

The Board of Directors ensures that the board itself and the Audit Committee perform effectively by seeking advice from its legal counsel, consultants and collaborators and the auditors as to any possible shortfalls and takes prompt corrective measures as required.  There is currently no formal mechanism to assess the effectiveness of the Board of Directors, its audit committee or its members. However, the directors can discuss specific matters freely among themselves or with executive officers at any time to ensure that each member of the Audit Committee and of the Board of Directors assumes its responsibilities and complies with the Company’s Code of Ethics.

OTHER ITEMS ON THE AGENDA

Management of the Company is not aware of any amendment regarding the matters on the agenda set forth in the Notice or any other business as may properly be brought before the Meeting other than as set forth in the Notice.  However, if amendments to the matters on the agenda set forth in the Notice or other business are properly brought before the Meeting, the accompanying form of proxy confers discretionary authority upon those persons named therein for the purposes of voting according to their best judgment on amendments or any other matters, except the election of a director who is not a nominee named in the circular.

SHAREHOLDER PROPOSALS

Any shareholder wishing to present a proposal at the 2010 annual meeting must send such proposal to the Company before January 31, 2010, so that it may be included in the proxy solicitation documents for that annual meeting.

ADDITIONAL INFORMATION

Financial information on the Company is provided in the comparative financial statements and management discussion and analysis for Company’s last financial year ended December 31, 2008.

Shareholders can obtain additional information on the Company on the SEDAR website at www.sedar.com and IDEA website at www.sec.gov./idea/searchidea/webusers.htm or by making a request to the Company’s head office, 1225, Gay-Lussac Street, Boucherville, Québec J4B 7K1.

APPROVAL OF CIRCULAR

The Board of Directors of the Company has approved the contents of this Management Information Circular and the sending of this Management Information Circular to the shareholders.

Dated May 6, 2009

ON BEHALF OF THE BOARD OF DIRECTORS

(signed) Guy Hébert

___________________________________

Guy Hébert,

President

SCHEDULE A

STRATECO RESOURCES INC.

AUDIT COMMITTEE CHARTER

Constitution, Composition and Quorum

The Board of Directors of the Company has appointed an audit committee comprised of a minimum number of three directors, all of whom should be financially literate in accordance with the applicable laws, by-laws and policies with respect to securities including Multilateral Instrument 52-110. The majority of the members of the audit committee must be independent directors. Each member of the audit committee must, amongst other things, be able to read and understand financial statements. The majority of the members must be Canadian residents. A majority of the members of the committee constitute quorum. The audit committee has the authority to appoint a chairman and a vice chairman.

Powers and Authority

In the performance of its mandate, the committee has the right to examine the books, registers and accounts of the Company and its subsidiaries and to discuss such matters as well as any question concerning the financial situation of the Company or its subsidiaries with the officers and with the auditors of the Company and its subsidiaries.

The external auditor reports directly to the audit committee, and the committee has the power to communicate directly with the external auditor. The external auditor is present at all of the meetings of the committee where reports or financial statements that it has prepared or where public communications based upon these reports or financial statements are examined or approved by the committee. The external auditor can also be invited to other meetings. The chairman of the committee must convene a meeting of the audit committee if requested to do so by the external auditor. The audit committee meets privately with the external auditor, without management being present, at least once per year during the presentation of the annual financial statements and at any time upon request.

The committee has the right to require any employee of the Company to discuss any question concerning the Company's financial reporting and may and shall investigate any complaint or concern raised with regard to accounting, internal accounting controls or the audit.

If the audit committee deems it appropriate, it can retain legal counsel or other independent counsels to assist it in fulfilling its duties and responsibilities, and it has the power and authority to approve and ensure the payment of their fees and disbursements.

Delegation

The audit committee cannot delegate to management any of the responsibilities that are part of its mandate. However, the committee may delegate to one or more of its independent members the authority to pre-approve non-audit services, provided that the pre-approval is presented to the audit committee at its first scheduled meeting following such a pre-approval and all of the conditions of Multilateral Instrument 52-110 - Audit Committee and of the pre-approved audit committee approval policies are met.

Reports

The audit committee must report to the directors on or about its work, activities and decisions at the meeting of the Board of Directors following the meeting of the audit committee, providing information on all topics discussed, decisions taken, means used to study and examine the reports, statements and documents submitted, as well as the level of satisfaction of the members of the committee therewith, unresolved issues, disagreements and decisions taken.

Compensation

The Board of Directors determines the compensation to be received by the members of the audit committee for their services.

Audit Committee Mandate and Duties

The audit committee must recommend to the Board of Directors:

o

the external auditor to be appointed for the purpose of preparing or issuing an auditor's report or performing other audit, review or attest services for the Company; and

o

the compensation of the external auditor.

The audit committee must be directly responsible for overseeing the work of the external auditor engaged for the purpose of preparing or issuing an auditor's report or performing other audit, review or attest services for the Company, including the resolution of disagreements between management and the external auditor regarding financial reporting.

The audit committee must pre-approve all non-audit services to be provided to the Company or its subsidiaries by the Company's external auditor.

The audit committee must review the Company's financial statements, management discussion and analysis and annual and interim earnings press releases before the Company publicly discloses this information.

The audit committee must be satisfied that adequate procedures are in place for the review of the Company's public disclosure of financial information extracted or derived from the Company's financial statements, other than the public disclosure referred to in subsection 4, and must periodically assess the adequacy of those procedures.

The audit committee must establish procedures for:

o

the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters; and

o

the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

The audit committee must review and approve the Company's hiring policies regarding partners, employees and former partners and employees of the present and former external auditor of the Company.

Boucherville, April, 2005