Form 10-Q
period 2009-09-30
STRATECO RESOURCES INC
filed 2009-11-09
CIK 1178672

OMB Number: 3235-0070

Expires: July 31, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________ Commission File Number: 0-49942
STRATECO RESOURCES INC
(Exact name of issuer as specified in its charter)
Québec, Canada	00-0000000
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.) or organization

1225, Gay-Lussac Street, Boucherville, Québec, Canada J4B 7K1, (450) 641-0775
(Address and telephone number of registrant’s principal executive offices and principal place of business)
(Former name, former address and former fiscal year, if changed since last report): N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes

[    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[   ] Yes

[ X ] No

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

[   ] Yes

[ X ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[   ] Yes

[ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

119,306,432 Common shares as of November 4, 2009

_____________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1 - Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending September 30, 2009 for the following reasons:

a)  The registrant is not in the production stage but is engaged primarily in the exploration for the development of mineral deposits other than oil, gas or coal; and

b)

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

B.

Changes in Internal Control Over Financial Reporting

The Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, did not identify any change in the issuer’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of §240.13a-15 or 240.15d-15 of this chapter, that occurred during the issuer’s third fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting.

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

Item 1A -  Risk Factors- in Canadian Dollars

For the period between July 1, 2009 and September 30, 2009, the Company does not have any material change to report from risk factors as previously reported in the Company’s Form 10-K for the fiscal year ended December 31, 2008 and Forms 10 Q for the, period ended March 31, 2009 and June 30, 2009. However, the Company hereafter provides a summary of changes in financial instruments for the period:

Financial Instruments

Interest Risk

Part of the cash and cash equivalents bear interest at a fixed rate and the Company is, therefore, exposed to the risk of changes in fair value resulting from interest rate fluctuations. Interest rates 1% higher would have decreased the fair value of these by $866 as of September 30, 2009. The Company’s other financial assets and liabilities do not comprise any interest rate risk since they do not bear interest.

Market Risk

The Company is exposed to fluctuations in the uranium price, as the uranium price influences the potential economics of the Company’s properties and therefore has an effect on its exploration program and on the decision on whether or not to proceed with production.

Also, market risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate because of changes in market prices. The Company is exposed to market risk in trading its investment in Pacific Bay Minerals Ltd, (Pacific Bay) a TSX Venture issuer whose activities are in the exploration field. As of September 30, 2009, a 10% decrease in the price on the stock market would result in an estimated increase in net after-tax loss of approximately $8,000. The fair value of the Pacific Bay investment is based on the last asking price at the end of the period.

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

Liquidity Risk- in Canadian Dollars

The Company manages its liquidity risk by using budgets that enable it to determine the amounts obtained from financing required to fund its exploration programs. The Company also ensures that it has sufficient working capital available to meet its short and long-term commitments.

As at September 30, 2009, the Company’s balance of cash and cash equivalents in the amount of $4,173,857 was sufficient to settle current liabilities of $1,699,043.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds – In Canadian dollars

Unregistered Sales of Equity Securities

The Company did not have any unregistered sale of Equity Securities during the period.

Exploration and Use of Proceeds on Exploration- in Canadian dollars

Strategy and Plan of Action

The Company plans to sustain and accelerate its efforts to achieve its objectives, these being to increase the uranium resource on its wholly-owned MATOUSH PROPERTY, and to become the first company in Quebec and first so-called junior company in Canada in this cycle, meaning in nearly 25 years, to advance a uranium exploration project to the underground exploration stage.

To do this, the Company is relying on an aggressive drilling program and a highly qualified team with an enhanced understanding of the MATOUSH PROJECT geology. The team is working hard to complete the studies, plans and programs required to obtain the permits and licence needed to advance the underground exploration project, and management remains confident that it will be in a position to begin underground exploration in the fall of 2010 once surface installation are completed.

In addition, as of 2011, the Company plans to accelerate the mine construction permitting process by starting the environmental studies required for mill and tailing pond construction.

In terms of communications, the Company plans to maintain its privileged relations with the First Nations in Québec, Canada by continuing to hold meetings and information sessions. The Company also accords a high priority to public and investor information, knowing that information disclosure is essential to the success of the project. The Company has already taken the measures required to ensure that all project work and activities are part of an open, transparent process.

On an entirely separate front, management obtained an update of the resource estimate as of September 1, 2009, prepared by Scott Wilson Roscoe Postle Associates Inc. (“Scott Wilson RPA”). The estimate provides yet more evidence of the potential of the MATOUSH PROPERTY.

In just 12 months, the indicated mineral resource at the MATOUSH PROPERTY doubled to 436,000 tonnes grading 0.78% U3O8 containing 7.46 million pounds of U3O8. In addition, the inferred resource is estimated at 1.16 million tonnes at 0.50% U3O8 containing 12.78 million pounds of U3O8.

The MATOUSH PROPERTY is without doubt a substantial deposit. In fact, the average grade of the Matoush mineralization is one of the highest in the world. The Otish Mountains area in Québec, Canada is on its way to becoming a major uranium exploration camp, with the MATOUSH PROPERTY at its heart.

In 2006, management’s objective was to outline 15 to 20 million pounds of U3O8 to justify commercial production of 2 million pounds of U3O8 per year for 8 to 10 years. With the latest resource estimate and drilling now underway which could likely exceed 120,000 metres over the next two years, management now has a much more ambitious goal, which is to outline 60 million pounds of U3O8 for a minimum potential production of 4 million pounds of U3O8 per year. The final mill production capacity will, however, only be determined on the basis of the resource defined in 2011.

Meanwhile, drilling continued at a steady pace in the third quarter, on the MATOUSH PROJECT, and more specifically, on the MATOUSH PROPERTY itself. The success achieved to date fully supports management’s decision to increase its 2009 surface exploration program from 30,000 metres to 35,000 metres. The same thinking has led the Company to plan drilling programs of 60,000 metres per year for 2010 and 2011, to be carried out in parallel with underground exploration.

The emphasis on drilling is all the more warranted as the Company is eligible for exploration tax credits in the province of Québec, in Canada, equal to about 50% of its surface exploration expenses, until such time as it achieves commercial producer status.

The engineering and other work required for the application for a licence from the Canadian Nuclear Safety Commission for underground exploration work is still underway. All the detailed programs and plans, as well as the environmental impact study, will be filed with the various authorities by early November 2009. The scoping study will also be updated in the coming months.

Exploration Activities

The technical data in the following text is based on a report entitled: Technical Report on the Mineral Resources Update for the Matoush Uranium Project Central Quebec, Canada, dated September 16, 2008, prepared in accordance with National Instrument 43-101 respecting standards of disclosure for mineral projects (“NI 43-101”). This data has been reviewed by the authors of the report, David A. Ross, M. Sc. P. Geo. and R. Barry Cook, P. Eng. of Scott Wilson RPA. The Matoush Mineral Resources Update dated September 18, 2009 has been prepared and reviewed by David A. Ross, M. Sc. P. Geo. of Scott Wilson RPA and is available on the Company’s website at www.stratecoinc.com.  The technical data based on recent information has been reviewed by Jean-Pierre Lachance, Executive Vice President of the Company.  All three are qualified persons as defined in NI 43-101.

In the following text, covering in details exploration works on the Company’s properties during the period, the letter “e” in “eU3O8” represents the estimated or equivalent value of U3O8 as determined by down-hole calibrated geophysical probing.

Further technical information relating to exploration work on the MATOUSH PROJECT, namely:

(i)

The “eU3O8” and “CPS” nomenclatures;

(ii)

Exploration program analysis methods;

(iii)

Sampling techniques;

(iv)

Quality controls for the results obtained by the gamma probe; and

(v)

Laboratory chemical analyses,

is available on the Company’s website at www.stratecoinc.com in the Investors - About Strateco-QA/QC section and in Form 10K for the fiscal year ended December 31, 2008, Item 2 Properties- Summary of uranium exploration analytical procedures and Note 1 entitled: “Detailed Uranium exploration analytical procedures.”

For the definition of “mineral resources”, please refer to Form 10K for the fiscal year ended December 31, 2008, Item 2: Properties-MATOUSH PROJECT A.1. MATOUSH PROPERTY - NEW TECHNICAL REPORT.

Cautionary Note to U.S. Investors concerning estimates of Indicated Resources. This section uses the term “indicated resources”.  We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it.  U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

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

In the third quarter of 2009, drilling continued steadily on the MATOUSH PROJECT, particularly on the MATOUSH PROPERTY, with two drills in operation. One drill (1419) was dedicated to definition drilling on the MT-34 zone to improve data quality in preparation for a new resource estimate. The second drill (1420) was essentially used for exploration drilling on the southern extension of the MT-34 zone (widely-spaced holes).

When definition drilling ended in late August, Drill 1419 was assigned to exploration drilling on the ECLAT NORD PROPERTY (adjacent to MATOUSH PROPERTY to the North) as well as the PACIFIC BAY-MATOUSH PROPERTY, where the Company has an option to earn a 60% interest.

In all, 14,324 metres were drilled in the third quarter of 2009 on the MATOUSH PROJECT, distributed as follows: MATOUSH PROPERTY: 11,831 metres, including 6,100 metres of definition drilling of the MT-34 zone; ECLAT NORD PROPERTY: 471 metres; PACIFIC BAY-MATOUSH PROPERTY: 2,022 metres.

The closely-spaced holes drilled on the MT-34 zone returned good results overall, confirming and increasing confidence in the geological continuity and high grades, as can be seen by the increase in the indicated resource and grades in the new September 2009 mineral resource estimate.

Hole MT-09-22 returned the best result of definition drilling on the MT-34 zone, confirming high grades over substantial thicknesses for the MT-34 zone extension. This hole intersected 0.92% U3O8 over 32.2 metres, including 6.24% U3O8 over 4.5 metres. Obtained last July, these results were all the more exciting as the pierce point lay outside the resources estimated by Scott Wilson Postle Associates Inc. (“Scott Wilson RPA”) in September 2008.

The results for the 12 exploration holes drilled to the south of the AM-15 zone in the ACF-3 and south of the MT-34 zone in the upper ACF-4 confirmed the new-zone discovery potential. Of the three holes drilled approximately 400 metres south of the AM-15 zone in the ACF-3 (MT-09-30, 31, 32), hole MT-09-30 proved the most encouraging, with a mineralized intersection of 3.7 metres grading 0.34% eU3O8. The nine holes drilled in the ACF-4 over a distance of 1,800 metres along strike, relatively loosely spaced at about 200 metres, all intersected the Matoush fault and an alteration halo typical of the one around the mineralized zones. The three last holes (MT-09-35 to 38), drilled in virgin ground, proved the most interesting, with intersections of 0.12 % eU3O8 over 2.9 metres in hole MT-09-35 and 0.26% eU3O8 over 4.7 metres in hole MT-09-36.

The three holes drilled on the ECLAT NORD PROPERTY returned mixed results, and the seven holes drilled on the PACIFIC BAY-MATOUSH PROPERTY were inconclusive. Holes ECN-09-01, 02, 03, drilled on a 150-metre grid on the ECLAT NORD PROPERTY about 1.5 km north of the AM-15 zone, intersected the Matoush fault but no mineralization despite strong alteration was found. On the PACIFIC BAY-MATOUSH PROPERTY, four holes were drilled to trace the Matoush fault, which becomes diffuse north of the ECLAT NORD PROPERTY. No remarkable structures were identified. Three holes were drilled to test a linear geophysical anomaly on the “Rabbit Ears” area; about 3 km east of the AM-15 zone, but failed to locate any structures of note.

The NI 43-101 resource estimate for the MATOUSH uranium PROJECT was updated by Scott Wilson RPA on September 18, 2009 using the drill hole data available as of September 1, 2009, and similar methods to those used in the previous resource estimate (Scott Wilson RPA, Sept. 2008).

This estimation has conclusively proved a significant increase in the Matoush indicated resource and grade. At a cut-off grade of 0.10% U3O8, the indicated mineral resource is estimated at 436,000 tonnes grading 0.78% U3O8 containing 7.46 million pounds of U3O8. In addition to the indicated mineral resource, there is an inferred mineral resource of 1.16 million tonnes grading 0.50 % U3O8 containing 12.78 million pounds of U3O8. These mineral resources are contained in the AM-15, MT-34 and MT-22 zones, on a 1.4 km stretch along strike. The Matoush structure has been traced over a distance that extends 11 km farther south and 2.5 km farther north.

The increase in indicated resource from 3.73 million pounds grading 0.67% U3O8 (Scott Wilson RPA, Sept. 2008) to 7.46 million pounds grading 0.78% U3O8 is significant. The indicated resource for the MT-34 zone, located in the upper portion of the ACF-4, is now estimated at 174,000 tonnes grading 0.89% U3O8 containing 3.42 million pounds of U3O8. It should be noted that the MT-22 zone, on the other hand, still does not contain any indicated resource, having been drilled on a grid of about 50 metres by 50 metres. This zone will be drilled on a tighter grid during the underground exploration program. No mineral reserve has yet been estimated for the MATOUSH PROJECT.

The following table shows the new mineral resource update as of September 1, 2009, which confirms that MATOUSH PROJECT is a large deposit, with relatively low sensitivity to cut-off grades of between 0.05% and 0.2% U3O8.

Table 1 – Matoush Mineral Resource Estimate – September 1, 2009
	Tonnes	Grade	Pounds U3O8
	(x 1,000)	(% U3O8)	(x 1,000)
Indicated
AM-15	262	0.70	4,039
MT-34	174	0.89	3,420
Total Indicated	436	0.78	7,458

Inferred
AM-15	33	0.34	249
MT-22	822	0.53	9,526
MT-34	302	0.45	3,003
Total Inferred	1,157	0.50	12,777

Notes:

1.

CIM Definitions were used for classification of mineral resources.

2.

The cut-off grade of 0.10% U3O8 was estimated using a price of US $75/lb and assumed operating costs.

3.

High U3O8 grades were cut to 9%.

4.

The mineral resource estimate uses drill hole data available as of September 1, 2009.

5.

Mineral resources are not mineral reserves and do not have demonstrated economic viability.

6.

Totals may not sum correctly due to rounding.

Permits and Licence

In the third quarter, the Company advanced the work underway for the permits required for the underground exploration program. Considerable progress was made in environmental studies and health and safety program development.

The environmental work done by Golder Associates Ltd. (“Golder”) continued, with the preparation of baseline assessments for most of the study components, including hydrogeology based on the field rock mechanics results, surface water and sediment quality, hydrology and wildlife. Activities for the quarter also included the preparation and issuance of the geochemistry and rehabilitation reports and the environmental emergency response plan. Golder also continued to draft the section of the environmental impact study on the physical and biological components collected on site by Golder.

Meanwhile, SENES Consultants Ltd. completed analysis and drafting of the risk study (ecological, human health and industrial risk) and filed the preliminary report on the ecological and human health risks in September for review. The drafting of the baseline assessment for air quality, the climate and radiometry continued during the quarter, and the final report on air quality and climate was completed in early October.

The field work carried out by Golder from July to September 2009 was part of the summer program of surface water and sediments sampling and geotechnical drilling of the crown pillar.

The crown pillar geotechnical study has been completed and the final report has been received.

In the third quarter, the Company received some of the permits required for project development, such as the land usage rights for the landing strip and related access road, as well as the access roads to some of the borrow pits. Timber cutting rights were also granted. The application for the use of the winter road (waiver request, usage right, intervention permit) was filed at the end of the quarter.

Considerable progress was made on the various health and safety studies. Most of the studies are now complete, including the radiation safety study, a high priority element for the Licence..

In addition, the Val-d’Or and Amos offices of GENIVAR have almost completed the detailed engineering work for the surface facilities needed for the underground exploration program.

A meeting was held with the Canadian Nuclear Safety Commission to ensure that the Licence was consistent with their requirements.

The documents for the environmental assessment, as well as the Licence, will be filed as planned, early in the next quarter.

Communications

The Company recently updated its website. The website provides access to a broad range of information on the nature and characteristics of the MATOUSH PROJECT, as well as the planned effects on the environment, health and safety. The website now also has pages on “News to Investors” and “News to the Communities” that provide up to the minute news on the MATOUSH PROJECT. Anyone interested can, for instance, consult the latest resource estimate or be informed on the latest information documents uploaded. The site also provides new information files on interesting subjects related to uranium, such as environmental protection, transport, site restoration and health and safety programs. The site was updated out of a concern for transparency, so that shareholders or anyone else interested in the project could find answers to questions they might have.

In the interest of fostering communications with the First Nations, a meeting was held in Mistissini, Québec, Canada, in mid-August with members of the Coonishish family, whose trap lines lie on the land covered by the MATOUSH PROJECT.

Discussions were also held with representatives of the Uranium Committee, based in Chibougamau, Québec, Canada regarding their strategy and steps for the planning of public meetings.

In addition, to maintain direct contact with investors, the president and Chief Executive Officer travelled to Europe and Toronto twice during the third quarter, where he attended several meetings. He also gave media interviews, notably on Quebec television specialised channel in financial matters (“Canal Argent”), to inform investors and the public on MATOUSH PROJECT developments.

These initiatives show that the Company is pursuing its efforts to establish and maintain good relations and open, ongoing communications with local communities, the Cree community, investors, regulatory authorities and the general public.

Use of Proceeds –in Canadian dollars

The Company’s working capital stood at $12,017,615 at September 30, 2009. During the nine-month period ended September 30, 2009, the Company received $8,310,361 in tax credits for resources.

The Company’s investment activities primarily consist of funds used in exploration work and the addition of properties. The Company is entitled to a refundable tax credit for resources for up to 38.75% of eligible expenses, and a credit on mining duties refundable for losses of 12% of eligible expenses incurred.  As at September 30, 2009, the Company had such tax credits receivable for $8,610,659.

Of the $12 million in working capital held by the Company at September 30, 2009, about $450,000 will be used to cover general and administrative expenses and approximately $1.8 million will be used to pursue the exploration programs planned for the remaining of fiscal year 2009.

The Company obtained net offerings proceeds through financings, by private placements, including one of $25M in January 2007 and another flow-through private placement for $8M in October 2008. The Company also obtained liquidities from exercises of stock options and warrants in the years 2006 to 2008. The Company totalled over the years, an approximate amount of net offerings proceeds for $34.5M as detailed in Form 10 K for the fiscal year ended December 31, 2008, Part II- Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities subsection (f) Use of proceeds and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations subsection Liquidity.

The Company did not acquire any new net offerings proceeds during the third quarter of 2009.

For the period between July 1, 2009 and September 30, 2009, the Company conducted exploration works using a total amount of $4,457,542. Cumulative exploration expenses as at September 30, 2009 amounted to $40,344,063 compared to cumulative expenses of $31,074,706 as at September 30, 2008 before income tax credits for resources.

In the third quarter of 2009, the Company conducted most of the exploration work on the MATOUSH PROPERTY, with exploration expenses of $4,297,230 representing 12% of the issuer’s offerings net proceeds. The Company also invested amounts on the PACIFIC BAY-MATOUSH PROPERTY, on ECLAT PROPERTY, on the APPLE PROPERTY, the MISTASSINI PROPERTY and the MATOUSH EXTENSION PROPERTY representing less than 5% of the issuer’s net proceeds.

Directors’ Fees – In U.S. Dollars according to Federal Reserve Statistical Release, Foreign Exchange Rates, Canada-Spot Exchange rate as at September 30, 2009, Canadian$/US$: CA$1.0719 / US$1.00.

The external directors receive fees of $746 for each board meeting (BM) they attend and $280 to assist by telephone conference call (BMT). Each audit committee member receives $933 for each audit committee meeting (AC) they attend and $466 to assist by telephone conference call (ACT). The external directors receive also $373 to assist to the annual meeting of shareholders (AM) whenever it occurs during the period. Misters Hébert and Lachance, directors and executive officers and Mr. Lanctôt, who is director and Corporate Secretary of the Company, do not receive directors’ fees.

During the period, Mr. Bergeron did not receive any fees since he did not attend the sole Audit committee and Board of directors meetings because he was out of the country on that date.

The external directors received an aggregate of $3,358 in Directors’ fees for the period between July 1, 2009 and September 30, 2009, distributed as follows:

Name of Director	Dates and attended Meetings	Amount of Director’s fees paid for the period (US $)
Robert Desjardins	August 5, 2009-AC	$933
Robert Desjardins	August 5, 2009-BM	$746
Jean-Guy Masse	August 5, 2009-AC	$933
Jean-Guy Masse	August 5, 2009-BM	$746
Total for the three month-period ended September 30, 2009		$3,358

Item 4 - Submission of Matters to a Vote of Security Holders

There was no matter submitted to a Vote of Security Holders during the period.

Item 5. Other Information

None.

Item 6 – Exhibits – Table of Exhibits

	Table of Exhibits – Form 10Q, September 30, 2009	Format	Reference to Pages of Form 10Q or Incorporation by Reference
3 (i)	Certificates of incorporation and amendments	P	See Form 10 SB/A2 Volume 1 Amended pages 1 to 10
3 (ii)	By-laws	P	See Form 10 SB/A2 Volume 1 Amended pages 37 to 59
(4) (1)	Instruments defining the rights of security holders, including indentures in By-Laws	P	See Form 10 SB/A2 Volume 1 Amended By-Laws sections 47 to 54 pages 50 to 52
(4) (2)	Instruments defining the rights of security holders, including indentures in Annex A to Certificate of incorporation (translation in English)	CE	Form 10KSB/A2, 2007-12-31 Page 79
10.1	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 ( French Language version)	CE	Form 10KSB/A2, 2007-12-31, Page 81
10.2	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 (English language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 86
10.3	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008 (French language version)	CE	Form 10Q, 2009-09-30, page 11
10.4	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008( English Language summary )	CE	Form 10Q, 2008-09-30, p. 15
10.5	Amended Stock Option Plan dated November 7, 2008 ( French Language version) with Summary in English Language	CE	Form 10KSB/A2, 2007-12-31 Page 87
10.6	Amended Stock Option Plan dated November 7, 2008 (English Language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 100
18	Letter re change in accounting principles	CE	Form 10-K 2008-12-31, Transmittal letter
22	Published report regarding matters submitted to vote of security holders dated May 6, 2009	CE	Form 10 Q for the period ended 2009-06- 30
23	Letter of consent from David A. Ross, P.Geo., of Scott, Wilson, Postle Associates re Memorandum: Matoush Mineral Resource Update dated September 18, 2009	CE	Form 10-Q for the period ended 2009-09-30
24	Form FIX appointing Eaton, Peabody as Agent of the Company in the United States of America dated July 15, 2002 and certified copy of the Board of Directors dated July 15, 2002	P	Form 10 SB/A2 Volume 1 Amended page 230
24	Power of attorney	P	Form 10 SB/A2 Volume of Exhibits Amended page 232
31	Rule 13a-14 (a)/15d-14(a) Certifications	CE	Form 10 Q- for the period ended 2009-09-30
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	CE	Form 10-Q for the period ended 2009-09-30

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date: November 4, 2009

/s/ Guy Hébert

__________________________

President and Chief Executive Officer

Date: November 4, 2009

/s/ Ingrid Martin, C.A.

__________________________

Chief Financial Officer