Form 10-K
period 2009-12-31
STRATECO RESOURCES INC
filed 2010-03-16
CIK 1178672

OMB APPROVAL OMB Number: Expires: 3235-0063 April 30, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to_____________________________

Commission file number: 0-49942

STRATECO RESOURCES INC.
(Exact name of registrant as specified in its charter)

QUÉBEC, CANADA	N/A
State or other jurisdiction of	(I.R.S. Employer
incorporation or organisation	Identification No.)

225 GAY-LUSSAC, BOUCHERVILLE, QUÉBEC, CANADA, J4B 7K1
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (450) 641-0775

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

________________________	Toronto Stock Exchange in Canada (RSC)
(Title of class)	Frankfurt in Germany:(RF9)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes[   ]    No[   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes[   ]    No[   ]

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
[X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] No    [   ]Yes

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

Large accelerated filer [ ]		Accelerated filer [X]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the last business day of the registrant’s most recently completed second financial quarter as of June 30, 2009, the common share was last sold at the price of CAN$0.92 per share for and aggregate market value with 119,266,462 common shares outstanding of CAN$109,725,117.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[   ] Yes   [   ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 10, 2010, 122,695,906 common shares were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

(1) Part

Item 8: Financial Statements of an exploration stage company

The Company, an exploration stage company, incorporates for reference to the present document the Strateco Resources Inc. audited financial statements for the fiscal year ending December 31, 2009 and audited financial statements for the fiscal year ending December 31, 2008 that include the report of U.S. GAAP reconciliation at Note 23. These financial statements follow the signature page of the present document.

INDEX:

PART I

Item 1. Business

All amounts mentioned in this following section are in Canadian dollars.

The Company was incorporated under the Canada Business Corporations Act by articles of incorporation dated April 13, 2000.

The Company is primarily engaged in the exploration of mining properties with a view to commercial production. It does not currently have any mines in production. The Company has a portfolio of five wholly-owned mining properties, as well as an interest in or options on three mining properties in Quebec, Canada. These properties comprise 1,068 claims for a total area of 56,747 hectares (567 km2). The Company’s activities are focused on the development of the MATOUSH PROJECT, which consists of four uranium properties.

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

As of December 31, 2008, the Company has spent a sum of $1,193,640 for environmental impact studies and had paid to a management company the sum of $20,420 for the services on a permanent basis of an environmental manager in the months of November and December 2008 to prepare the environmental requirements in view of the underground exploration program. This total amount of $1,214,060 represented only 5.40% of the Company's expenses in exploration in the amount of $22,317,849.

For the fiscal year ended December 31, 2009, the Company has spent an approximate amount of $976,000 to obtain environmental permits and licenses, to comply with environmental obligations of different levels of government and to retain though a management company, the services of the environmental manager throughout the year. This approximate amount represents approximately 5.6% of the explorations expenses of the company for that year. Compliance with Environmental Laws at the Federal, provincial and local levels, for as long as the Company remains at the exploration stage for uranium, does not require material capital expenditures for the Company.

The Company has no employees and only a few consultants since it has a Services Agreement with BBH Géo-Management Inc. that provides employees and consultants in management, secretarial, geology, operations, legal affairs, investor relations, technical and environmental matters and professional services as fully disclosed in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operation -Related-Party Transactions and Item 10-Executive Compensation.”

Financing

On October 1st, 2008, the Company closed a non-brokered private placement of flow-through common shares with two funds for aggregate gross proceeds of $8,000,001.75. The private placement consists of 4,102,565 flow-through common shares issued at a price of $1.95 per share. The flow-through proceeds have been used by the Company before December 31, 2009 to incur eligible exploration expenses on its MATOUSH PROJECT located in Quebec, Canada and described in details in Item 2. Properties

On December 8, 2009, the Company completed a flow-through private placement of $2.5Million with one insider holding more than 10% of the share capital of the Company, through one fund and one accredited investor that are related, for an aggregate amount of $2.4M and another accredited investor for an amount of $100,000 for a total flow-through financing of $2,500,000. This private placement was made with two (3) subscribers from the Province of Ontario in Canada. The Company issued in this private placement a total of 2,500,000 flow-through common shares at the price of $1.00 per share.

The flow-through proceeds will be used by the Company to incur eligible exploration expenses on its MATOUSH PROJECT including MATOUSH, MATOUSH EXTENSION, ECLAT and PACIFIC BAY-MATOUSH properties and also on the MISTASSINI property, all located in Quebec, Canada and described in details in Item 2. Properties.The Company paid an amount of $100,000 as Finder’s fees.

Subscribers of flow through common shares are entitled to tax rebates in Canada and in the Province of Quebec when the holder is a resident of Quebec because the Company renounce to the credits to which it would be entitled in favor of the subscribers. The Company engages itself to spend the flow-through financing amounts on exploration expenses eligible to tax credits on or before December 31, 2010.

All the securities issued pursuant to the placement were subject to a hold period of four months and one day from the date of closing.

On January 27, 2010, the Company closed a non-brokered private placement for a total financing of $15 million. The financing was subscribed by Sentient Executive GP III Limited on behalf of two funds from Cayman Islands (“Sentient”), an equity fund that manages natural resource sector investments (“Sentient”).

Pursuant to the private placement, Sentient subscribed for 100,000 units at a price of $0.95 per unit for an amount of $95,000. Each unit consists of one common share (a "share") of the Company and one-half of one warrant. Each warrant entitles its holder to purchase one share of the Company for $1.00 during a 24-month period following the closing and for $1.05 during the subsequent period of 24 to 36 months after the closing (“warrant”). On closing, the Company issued a total of 100,000 shares and 50,000 warrants in consideration of the subscription price of the units.

Sentient also subscribed for 14,905 convertible notes maturing on February 27, 2015, for an amount of $14,905,000. Each tranche of $1,000 in notes is accompanied by 527 warrants, for a total of 7,844,737 warrants with the same exercise conditions as the warrants included in the units.

Until the maturity date of the notes, Sentient has the option of converting the notes into 1,053 shares per tranche of $1,000 based on a conversion price of $0.95 per share, for a total of 15,689,474 shares.

The Company paid Sentient transaction fees equal to 5% of the gross proceeds of the private placement. These transaction fees in the amount of $750,000 were paid through the issuance at closing of 789,474 units, being 789,474 shares and 394,737 warrants with the same exercise conditions as the warrants included in the units.

The Company plans to use the net proceeds of the private placement to finance exploration work, primarily for the acquisition of materials and infrastructure for its MATOUSH uranium PROJECT, which comprises THE MATOUSH, MATOUSH EXTENSION, ECLAT AND PACIFIC-BAY MATOUSH PROPERTIES in Quebec’s Otish Mountains in Canada located in Quebec, Canada and described in details in Item 2: Properties.

All the securities issued pursuant to the placement were subject to a hold period of four months and one day from the date of closing.

Item 1A: Risk Factors.

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

Financing and Development

The Company has incurred losses to date and does not presently have the financial resources required to finance all of its planned exploration and development programs. Development of the Company's properties therefore depends on its ability to obtain the additional financing required. There can be no assurance that the Company will succeed in obtaining the required funding. Failure to do so may lead to substantial dilution of its interests (existing or proposed) in its properties. Furthermore, the Company has limited experience in developing a resource property, and its ability to do so depends on the services of experienced people or in the signature of agreements with major resource companies that can produce such expertise.

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

Item 1B: Unresolved Staff Comments

The Company did not receive any comments from the U.S. Securities and Exchange Commission during the fiscal year to which the present report relates.

Item 2: Properties. All amounts mentioned in this following section are in Canadian dollars.

The following technical data has been read and revised by Jean-Pierre Lachance, Geo., Executive Vice President of Strateco Resources Inc., and David A. Ross, P.Geo., Senior geologist at Scott Wilson Roscoe Postle Associates Inc. (Scott Wislon RPA) who are qualified persons as defined under Canadian National Instrument 43-101 (NI 43-101).

At December 31, 2009, the Company had a portfolio of five wholly owned mining properties and interests or options on three mining properties in Quebec covering more than 56,747 hectares. Of these eight (8) properties, the Company explores actively for uranium on five (5) of them.

The table below represents the number of claims, the surface area for each property held by the Company as of December 31, 2009, the kind of minerals subject to exploration on this property, the interests of the Company in each property and applicable royalties:

	Number of claims	Surface Area in Hectares	Company’s Interest (I) and Options (O)	Percentage	Exploration (1)	Royalties
MATOUSH PROJECT
Matoush	25	1,328.46	I	100%	U3O8	2% NSR Yellow Cake (2)
Matoush Extension	198	10,503.85	I	100%	U3 O8	-
Eclat	90	4,786.90	I(3)	100%	U3O8	2% NSR (3)
Pacific-Bay- Matoush	277	14,576.33	O(4)	60%	U3O8	2% Yellow Cake (4)
MISTASSINI	171	9,114.47	O(5)	60%	U3O8	2% Yellow Cake(5)
APPLE	194	9,928.13	I	100%	U3O8	2% NSR (6)
MONT-LAURIER URANIUM	80	4,710.35	I	100%	U3 O8
QUÉNONISCA	33	1,798.77	I (7)	50%	ZN,PB,CU,AG
TOTAL	1,068	56,747.26

(1)	Exploration for uranium: U O and base metals exploration: ZN, PB, CU and AG;3 8

(2)	This Royalty will be payable by the Company to Ditem Explorations Inc.; upon production;

(3)

The Company holds a 100% interest in all minerals other than diamonds in the ECLAT PROPERTY since June 15, 2009. This Royalty will be payable, upon production, in favour of the Vija Ventures Corporation on all minerals other than diamonds and 2% portion in favour of Vija Ventures Corporation of all gross proceeds from the sale or disposition of carbon emission rights tied to the production of uranium from the property;

(4)

The Company detains an option to acquire a 60% interest in the PACIFIC BAY-MATOUSH PROPERTY over a period of 4 years ending in 2011. Only Pacific Bay Minerals Ltd. its successors and assigns will be responsible to pay this Yellow Cake Royalty to Pierre Angers, upon production;

(5)

The Company detains an option over a period of 3 years ending in 2011 to acquire an interest of 60% on uranium rights only, on the Mistassini Property. This Royalty will be payable upon production by the parties to the option and joint venture agreement in favour of Northern Superior Resources Inc;

(6)

This Yellow Cake Royalty will be payable on all minerals, in favour of Virginia Mines Inc., upon production, subject to buyback right of the Company to purchase one percent (1%) NSR against a cash payment of one million dollars (CAN$1,000,000).

(7)

The Company and SOQUEM, each holds a 50% interest in this property. Upon production, each partner is entitled to its share of the production but if the interest of one party is of 10% or less it must transfer its interest to the other party and will hold thereafter a 1% NSR royalty.

The map in Figure 1 below represents the regional location of all properties and projects of the Company as of March 2010 in the Province of Québec, Canada:

Following is the order for the Company’s discussion of its eight (8) properties:

SUMMARY OF URANIUM EXPLORATION ANALYTICAL PROCEDURES

A.	MATOUSH PROJECT
	A.1	MATOUSH PROPERTY
MT-22 ZONE
MT-34 ZONE
MT-006 ZONE
TECHNICAL REPORTS
SCOPING STUDY

A.2	MATOUSH EXTENSION PROPERTY
A.3	ECLAT PROPERTY
A.4	PACIFIC-BAY-MATOUSH PROPERTY
A.5	PERMITS AND LICENSE
B.	MISTASSINI PROPERTY
C.	APPLE PROPERTY
D.	MONT-LAURIER PROPERTY
E.	QUÉNONISCA PROPERTY

The Company is mainly involved in exploration work for uranium on properties described in details in subsections Item 2: Properties subsections A throughD, so the Company will present at the outset, a brief Summary of Uranium Exploration analytical procedures in the following paragraphs and a detailed description of these procedures at the end of this Item 2- Note entitled: Detailed Uranium Exploration Analytical procedures.

Item 2: SUMMARY OF URANIUM EXPLORATION ANALYTICAL PROCEDURES:

Summary of Sampling Methods, Quality Assurance and Quality Control

The sampling program at MATOUSH PROJECT, including all aspects of Quality Assurance and Quality Control (“QA/QC”), is supervised by the Company’s Chief Geologist, Jonathan Lafontaine, P. Geo., who is a Qualified Person as defined under Canadian National Instrument 43-101 (“NI 43-101”).

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

After sample preparation, SRC analyzes for U3O8content by several means. ICP 4-3R (partial digestion) and fluorimetry are used on samples with U3O8 less than 100 PPM. ICP 4-3 (total digestion) is employed on samples with normal to high radioactivity, hence for the majority of the samples submitted. Samples with greater than 1,000 PPM U3O8 are also subjected to an Aqua Regia digestion before determination of wt% U3O8 also by ICP. The Company independently adds one blank sample and one quarter split duplicate each with every 14 samples. Results are reviewed on an ongoing basis.

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

Analytical results are received and imported into the Company’s data base. Laboratory replicates and laboratory standards are checked. Internal duplicates, blanks and standards are checked. Analytical drift from expected results triggers re-analysis.

Results are also compared with estimated Grade and Thickness (“GT”) values from in-situ down-hole probing, and with counts per second (“CPS”) values logged during initial core logging procedures.

In the following text covering in details exploration works on the Company’s properties, the letter “e” in “eU3O8” represents the estimated orequivalent value of U3O8 as determined by down-hole calibrated geophysical probing.

Further information on the various technical subjects relating to exploration work for uranium, namely the “eU3O8” and “CPS” nomenclatures, exploration program analysis methods, sampling techniques, quality control for the results obtained by the gamma probe and laboratory chemical analyses is available on the Company’s website at www.stratecoinc.com in section “Investor Relations” subsection “Q/A and Q/C” and in this annual report at Item 2 Properties- in the Note: Detailed Uranium exploration analytical procedures.

Item 2 A: MATOUSH PROJECT

The map in Figure 2 below represents the Company interests in different properties constituting the MATOUSH PROJECT including MATOUSH PROPERTY, MATOUSH EXTENSION PROPERTY, ECLAT PROPERTY and PACIFIC BAY-MATOUSH PROPERTY.

The MATOUSH PROJECT (See subsection A) is located in the Otish Mountains in northern Quebec, Canada, about 275 kilometres north of Chibougamau, and consists of the wholly-owned MATOUSH PROPERTY (See subsection A.1), the wholly-owned MATOUSH EXTENSION PROPERTY (See subsection A.2), the wholly-owned ECLAT PROPERTY (See subsection A.3) and PACIFIC-BAY-MATOUSH PROPERTY in which the Company has an option to earn a 60% interest (See subsection A.4). The MATOUSH PROJECT currently comprises 590 claims for a total area of 32,195.54 hectares (321 km2).

The project is accessible by air, and in winter by the Eastmain winter road, which runs about seven kilometres to the west of the Project. The winter road has been upgraded over a 142-km length to allow access to the camp and transport of equipment and fuel required for 2009. The winter road repair work was carried out as planned. The contract was awarded to Entreprises CARSA Inc. for a second consecutive year. Repair work began in mid-December 2008 and maintenance was ongoing until March 20, 2009. In addition to various materials and a shovel excavator 700,000 litres of fuel and four new 50,000-litre fuel tanks were transported to the site. The four drills belonging to Major Drilling Group International Inc. that were on site were taken away and replaced by two new drills.

The workers and consultants benefit from a 50 persons camp completed in 2007, with all modern commodities.

The technical data in the following text is based on a report entitled: Technical Report on the Mineral Resources Update for the Matoush Uranium Project Central Quebec, Canada, dated September 16, 2008, prepared in accordance with National Instrument 43-101 respecting standards of disclosure for mineral projects (“NI 43-101”). This data has also been reviewed by the authors of the report, David A. Ross, M. Sc. P. Geo. and R. Barry Cook, P. Eng. of Scott Wilson RPA. The technical data in the following text is also based on a memorandum entitled Matoush Mineral Resource Update, dated September 18, 2009, and reviewed by David A. Ross, M. Sc. P. Geo. of Scott Wilson RPA. The technical data based on recent information has been reviewed by Jean-Pierre Lachance, Executive Vice President of the Company. All three are qualified persons as defined in NI 43-101.

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

In 2008, the Company began a 40,000-metre drilling program on the MATOUSH PROJECT and planned a budget of $22 million in exploration works. The Company carried out an extensive drilling program on its wholly-owned MATOUSH PROPERTY, located in the Otish Mountains, 275 km north of Chibougamau and the Company obtained interesting drill results. The potential and size of the new MT-22 mineralized zone was confirmed, as well as the extension of the AM-15 zone at depth.

In the second quarter of 2008, drilling was primarily focused on the new MT-34 mineralized zone that lies in the depth extension of the AM-15 zone, as well as on the MT-22 mineralized zone.

Third quarter of 2008, exploration work on the MATOUSH PROJECT essentially consisted of drilling and prospecting. A total of 16,837 metres were drilled in 52 holes. Of this total, 15,327 metres (45 holes) were drilled on the MATOUSH PROPERTY and the remaining 1,510 metres (7 holes) on the PACIFIC BAY-MATOUSH PROPERTY.

The Company prospected in the Laurent Martin area, 5.0 km to the east of the AM-15 lens, where a train of boulders including one that returned nearly 60,000 counts per second had been identified during prospection in summer 2007.

In the fourth quarter 2008, drilling continued on the MATOUSH PROJECT in the northern and southern extensions of well defined lenses and also along the Matoush fault with the objective to identify new mineralised lenses.

Twenty three drillings have been completed for a total of 9,517 metres during the fourth quarter 2008. These drillings explored at the North of the MT-22 lens and the south of the MT-34 lens.

In 2008, a total of 119 holes were drilled on the MATOUSH PROJECT for a total of 59,603 meters leading tothe delineation of Indicated mineral resources of 3.73M pounds U3O8and Inferred mineral Resources of 13.070 M pounds U3O8 as reported in Item 2: Properties-Technical Reports of Form 10K for the year ended December 31, 8.

All exploration drill holes results for the year 2009, longitudinal sections as well as photos of the mineralized intersections can be seen on the company’s website at www.stratecoinc.com.

In 2009, the Company continued to focus its efforts on the exploration and development of its uranium project, the MATOUSH PROJECT, using advanced exploration methods. The Company drilled 75 holes on its various properties for a total of 35,026 metres of drilling, including 34,240 metres on the MATOUSH PROJECT. Most notably, the holes drilled on the MATOUSH PROJECT resulted in the doubling of the indicated mineral resource to 7.46 million pounds of U3O8at the high grade of 0.78% U3O8.

The true width of the mineralized intersections of the holes drilled in 2009 has not yet been determined.

In order to describe the exploration work in 2009 conducted on its uranium properties in details, the Company must include in this annual report a description of the techniques used and required for exploration work, namely: (i) analytical procedures used in the exploration program; (ii) sampling methods; (iii) quality assurance and control (including information on the use of the letter “e” in eU3O8, which represents the estimatedor equivalentU3O8value determined using a calibrated spectral or gamma probe); (iv) the methodology for the use of the gamma probe; and, finally, (v) a comparison of eU3O8and U3O8 results.

This technical description can be found in the NOTE following the Item 2: Properties and in the QA/QC section under the About Strateco tab on the Company’s website, at www.stratecoinc.com.

In 2009, 68 holes totalling 34,240 metres were drilled on the MATOUSH PROJECT as a whole. Drilling was distributed as follows: 26,144 metres in 44 holes on the MATOUSH PROPERTY; 4,375 metres in 11 holes on the ECLAT property, and 3,721 metres in 13 holes on the PACIFIC BAY-MATOUSH property. No drilling was done on the MATOUSH EXTENSION property. In all, 160,216 metres (378 holes) have been drilled on the MATOUSH PROJECT since exploration began in 2006.

The 2009 drilling program began in early February on the MATOUSH PROJECT, with two drills in operation. One drill was assigned to drilling on the southern extension of the MT-34 zone, about 1 km away from that zone, with the goal of identifying a new lens at a depth of between -400 and -650 metres. The second drill was first mobilized on the PACIFIC BAY-MATOUSH property to drill 1,500 metres in the Rabbit Ears South area, and was then moved in early March to an area of the ECLAT property 9.5 km south of the MT-34 zone, near Hole EC-08-01, which returned very interesting results in the winter of 2008.

Drilling was temporarily suspended during the spring thaw, from April 27 to May 27. Drilling then resumed, with two drills operating on the properties, as well as one helicopter-borne drill for holes drilled on the MISTASSINI and PACIFIC BAY-MATOUSH properties. Besides the exploration holes, five geotechnical holes totalling 526 metres were drilled as part of the preparatory work for the underground exploration program. The 2009 drilling program ended on November 26.

The MATOUSH PROJECT remains the Company’s priority in the pursuit of its objective to become the first Québec Company to advance a uranium exploration project to the underground exploration stage.

Item 2: A1. MATOUSH PROPERTY

The Company owns a 100% interest in this uranium property representing for the moment the main focus of the MATOUSH PROJECT located about 275 km north of Chibougamau, in the Otish Mountains, in Québec, Canada (See Figure 1 for regional location of the MATOUSH PROPERTY).

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

The results of exploration conducted by Uranerz in the early 1980s before uranium prices tumbled, as well as those obtained by the Company in 2006, 2007, 2008 and 2009, indicated that the MATOUSH PROPERTY had a very good potential.

Uranerz only explored a 900-metre section of the Matoush structure, which had been traced over 3,900 metres on this property. The Matoush structure was discovered in the early 1980s by the German company. In 1984, Uranerz drilled 23 holes, including Hole AM-15, which returned a 16-metre intersection at a vertical depth of 200 metres grading 0.95%U3O8 or over 20 pounds of U3O8 per tonne of ore, a very high grade by today’s standards. Due to low uranium prices from 1985 to 2005, the uranium potential of the MATOUSH PROPERTY was not explored any further. Uranerz exploration work results dated from the late 1970s and early 1980s and preceded the Canadian National Instrument 43-101 (“NI 43-101”)

Cautionary Note: A qualified person has not done sufficient work to classify the historical estimate by Uranerz as current mineral resources or mineral reserves. The Company does not consider resources or reserves of an historical estimate to be mineral resources or mineral reserves, as these categories are defined in articles 1.2 and 1.3 of the NI 43-101, as amended. The investor or reader should not rely upon this historical estimate.

This exploration work by Uranerz served however as the Company's point of departure for exploration of the MATOUSH PROPERTY.

The holes drilled on the MATOUSH PROPERTY indicated that the uranium mineralization was closely linked to the fuschite and tourmaline alteration on both sides of a gabbros dike in the sediments. The alteration envelope associated with the Matoush structure was symmetrical, with an average thickness of 40 metres. Typically, adjacent to and moving outward from the dike was first a tourmaline zone, then a chlorite-fuschite-muscovite zone and a limonite-hematite zone.

In 2009, the Company carried out surface exploration on 26,144 metres in 44 holes of surface drilling on the property.

Given the structural context at MATOUSH PROPERTY, various zones of varying grade and thickness were outlined using a smaller drill grid.

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

The five holes drilled in the less porous, 75-metre thick intermediate CBF unit all intersected the fault zone, with variable thicknesses and grades that averaged 0.08% eU3O8over 4.2metres. The mineralization extends to the lower CBF contact, and the goal was to explore the underlying ACF unit in the extension of the AM-15 zone plunge.

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

Scott Wilson RPA prepared the initial mineral resource estimate for the AM-15 core zone at MATOUSH PROPERTY using drill-hole data available as of September 27, 2007. This technical report concluded that, Indicated mineral resources were estimated to total 201,000 tonnes grading 0.79%U3O8 containing 3.48million pounds of U3O8. Inferred mineral resources were estimated to total 65,000 tonnes grading 0.43%U3O8 containing 0.62 million pounds.

Results of this resource estimate have been described in details in Form 10-KSB for the year ended December 31, 2007 at Item 2 Properties-MATOUSH PROPERTY.

Through geophysical surveys and several drill holes on the MATOUSH PROPERTY, the Company also established the presence of the Matoush fault and sedimentary horizons ACF-3 (AM-15 zone) and ACF-4 (MT-22 and MT-34 zones) on a distance of over 15 km, including a mineralized section located by Hole EC-08-01, 8.5 km south of the AM-15 zone. This hole intersected 0.15% eU3O8over 2.1metres at a vertical depth of 550 metres in the ACF-4. These ACF horizons of coarse sediments represent a favourable context for uranium precipitation.

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

During the third quarter of 2008, the exploration holes drilled in the northern extension of the AM-15 zone (600 m to the north) and the MT-22 zone (200 m to the north) resulted in the identification of a new fault, the Coonishish fault. This fault lies about 200 m east of the Matoush fault and is sub parallel to it. Two sections spaced at approximately 75 metres were drilled to determine the fault’s strike and dip and assess its uranium potential. The task proved relatively arduous, as the Coonishish fault is cut by other siliceous, clayey faults. From an exploration perspective, the results were compelling, as the genesis model allowed the confirmation of a second system detached from the Matoush fault. The Coonishish fault was intersected in almost all the layers: ACF 1, 2 and 3 and CBF 1, 2 and 3. Only one hole has intercepted mineralization to date, with the notable presence of fuschite alteration, which remains a key element for exploration. Hole MT-08-084 returned an intersection of 0.04% eU3O8over 2.0metres.

Exploration work

MT-22 ZONE

The new MT-22 mineralized zone discovered by the Company in 2007 on the MATOUSH PROPERTY lies under the AM-15 zone and is parallel to its plunge. The MT-22 lens drilled on a grid of approximately 100 m, lies at a vertical depth of between -300 m and -650 m and over a length of 450 m, between sections 31+50S and 27+00S and remained open to the north over its full height (350 m) (see longitudinal section on the Company’s website: www.stratecoinc.com ). Given the known structural context of MATOUSH PROPERTY, several lenses with various grades and thicknesses were expected from drilling on a tighter grid and were also expected to return significant grades at the intersection with the Matoush fault.

In comparison, the AM-15 zone is 50 metres high and 300 metres long, contained an estimated resource of 4.1million pounds of U3O8 according to the Technical Report on the Matoush Uranium Project Central Quebec, Canada NI 43-101 of Scott Wilson RPA dated September 27, 2007.

Between November 2007 and March 2008, more than 25 holes had been drilled on this new MT-22 zone. Good results on the MT-22 zone were obtained in the two last holes drilled in 2007, MT-07-129 and MT-07-130, and were located 80 metres apart at the same depth, -350 metres. Hole MT-07-129, which intersected 8.3 metres at 0.24% eU3O8, including 3.7metres at 0.51%eU3O8, was encouraging, particularly as the alteration halo in this hole is identical to that of the AM-15 zone.

The holes drilled in the first quarter of 2008 on the MT-22 zone proved positive, with impressive intersections that confirm the importance of this major new zone. The best intersections included Hole MT-08-003, with 2.86%eU3O8 over 5.8 metres including 4.48% eU3O8 over 3.4metres and Hole MT-08-013 with 0.52% eU3O8over 7.2metres.

In February 2008 the Company intersected a new high grade section at the North End of the MT-22 lens and in March 2008, the Company realised that the MT-22 mineralized zone on the MATOUSH PROPERTY, discovered at depth under the AM-15 zone, was proving to be major and planned for 50,000 metres of drilling during the year 2008 on this property.

During the second quarter of 2008, drilling on the MT-22 mineralized zone, continued on a 50-metre grid in preparation for the next resource estimate. The results for this zone were conclusive. The best results were obtained in holes MT-08-022, 028, 036 and 043. Hole MT-08-022 intersected 0.37% eU3O8 over 18.4m, including 1.16% eU3O8 over 5.3m. Hole MT-08-027, drilled in early April 2008, returned an exceptionally wide mineralized section of 63 metres downhole, representing a true width of about 23 metres. The hole intersected 0.05% eU3O8 over 63.2 metres, including 0.13% eU3O8over 8.0metres showing a strong potential for this sector. Hole MT-08-028 intersected 0.47% eU3O8 over 41.6m, including 2.40% eU3O8 over 7.0m. Hole MT-08-036 intersected 0.41% eU3O8over 7.5m, including 1.25%eU3O8 over 2.0m, and Hole MT-08-043 intersected 2.45% eU3O8 over 10.5 m, including an high-grade section of 2.0 m at 8.97% eU3O8.

The most interesting holes drilled up to the end of the second quarter of 2008 on the MT-22 zone are indicated in bold in the following table:

							Core
			Az.	Angle	From	To	length	%	Max.
Hole		Collar	(º)	(º)	(m)	(m)	(m)	eU3 O8	cps	lb/tonne
	East	North
MT-08-001	13+46E	27+00S	264	-45	707.2	709.5	2.3	0.62	20,000	13.64
MT-08-003	12+40E	26+50S	273	-45	573.5	580.3	6.8	2.43	65,000	53.46
Including					576.6	580.0	3.4	4.48		98.56
MT-08-013	12+15E	27+42S	264	-60	467.1	474.3	7.2	0.52	8,300	11.44
Including					469.5	471.5	2.0	1.21		26.62
MT-08-015	12+78E	26+52S	276	-63	565.8	567.1	1.3	0.85	10,000	18.70
					584.6	591.3	6.7	0.47		10.34
MT-08-018	12+75E	26+50S	262	-65	636.9	638.1	1.2	0.90	25,000	19.80
MT-08-020	11+55E	28+70S	267	-64	455.3	463.6	8.30	0.31	1,900	6.82
MT-08-022	11+70E	28+05S	267	-62	450.5	468.9	18.40	0.37	14,200	8.14
Including					451.9	457.2	5.30	1.16		25.52
MT-08-028	12+15E	27+40S	284	-59	409.9	451.5	41.6	0.47	56,000	10.34
Including					431.2	438.2	7.0	2.40		52.80
MT-08-035	13+12E	25+46S	264	-55	520.6	523.4	2.8	0.63		12.6
MT-08-036	11+72E	28+07S	277	-70	556.9	564.4	7.5	0.41		8.2
Including					562.4	564.4	2.0	1.25		25.0
MT-08-043	12+13E	27+39S	272	-61	475.0	485.0	10.5	2.45		49.0
Including					481.5	483.5	2.0	8.97		179.4
MT-08-046	12+13E	27+39S	280	-67	565.0	576.5	11.5	0.26		5.2
Including					565.0	567.6	2.6	0.81		16.2
MT-07-022	13+25E	31+50S	273	-53	769.3	769.9	0.6	1.18*	8,600	25.96
					830.8	832.2	1.4	0.31*		6.83
MT-07-101	12+40E	30+60S	275	-48	524.1	526.6	2.5	0.25	5,900	5.50
MT-07-116	14+81E	28+96S	275	-49	797.6	798.9	1.3	0.72	32,000	15.84
MT-07-120	15+64E	28+03S	275	-45	840.2	840.8	0.6	0.36	5,000	7.92
MT-07-126	13+94E	30+80S	275	-45	753.5	760.8	7.3	0.10	5,800	2.20
MT-07-129	11+93E	28+65S	269	-47	491.6	499.9	8.3	0.24	6,400	5.28
Including					496.2	499.9	3.7	0.51		11.22
MT-07-130	11+93E	28+65S	280	-47	499.3	504.3	5.0	0.11	1,020	2.42
Including					499.3	501.0	1.7	0.24		5.28

* Grades determined by chemical analysis

The true width of the mineralized sections has not yet been determined.

These equivalent uranium values were generated by the Gamma probe.

During the third quarter of 2008, five holes (3,096 metres) were drilled for the definition of the MT-22 zone on the MATOUSH PROPERTY. Two holes (MT-08-061 and 064) were drilled in the MT-22 zone to provide geological information within the mineral resource envelope. The three other holes (MT-08-077, 079 and 080) were drilled within the envelope in the northern extension of the MT-22 zone between the -400 m and -450 m levels. The hole MT-08-077 intersected 0.80% eU3O8 over 7.0m, including 2.07% eU3O8 over 2.2m.

The holes in the northern part were drilled from 500 metres to 1 km from the MT-22 zone, between sections 18+00S and 22+00S, from near surface to -425 metres. These holes failed to intersect any new zones. However, three of the four holes drilled on section 20+00S intercepted very strong fuschite alteration, which represented a favourable environment for the deposition of uranium mineralization. The best result was obtained in Hole MT-08-098, which returned a grade of 0.06% eU3O8over 2.8 metres in the ACF 3.

These results were not part of the resource estimate of September 2008 since the cut-off date of this technical Report was July 25, 2008 (See Item 2: sub-section A-1, entitled: TECHNICAL REPORTS).

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

In 2008, the Company explored and outlined the Southern Extension of the AM-15 zone at depth. This new zone had returned impressive core lengths with lower U3O88 grades than the AM-15 and MT-22 zones. However, it should be noted that exploration of this area had just begun, and based on the MT-22 zone model, there were likely high-grade zone in the ACF at depths of between -300 and -650 metres.

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

The understanding of the geology and mineralization obtained from three years of work led to the discovery of this new, high-grade uranium zone and could likely result in the discovery of other mineralized zones. In fact, work by the Company has shown that the high-grade areas of the AM-15 and MT-22 uranium zones are associated with horizontal displacement of the Matoush fault.

The new zone, named MT-34, was intersected by Hole MT-08-034 at a vertical depth of 370 metres, south of the AM-15 and MT-22 zones. The Hole MT-08-034 was the most interesting hole drilled by the Company at that time on the MATOUSH PROPERTY (the location of Hole MT-08-034 can be seen at www.stratecoinc.com).

Hole MT-08-034 had intersected mineralization over a 54.4 -metre section of drill core and graded an average of 0.69%eU3O8, including a 28.0 -metre section grading at an average of 1.32% eU3O8 (29 lbs/tonne) and a 4.80 -metre section with a grade of 6.13% eU3O8 (135 lbs/tonne). The true width of the mineralized sections had not yet been determined. The equivalent uranium values were generated by the Gamma probe.

Following Hole MT-08-034, 11 other holes were drilled in the MT-34 area to test the extensions of this new mineralized zone. The results were conclusive, showing a high-grade core within the MT-34 zone. Hole MT-08-047 intersected a 10.0 -metre mineralized zone grading an average of 2.24% eU3O8, including a 3.0 -metre section grading 3.20% eU3O8 at a vertical depth of 454 metres, about 70 metres south of hole MT-08-034.

The most interesting hole drilled on the MT-34 zone were: Hole MT-08-047, at a vertical depth of 454 metres about 70 metres south of MT-08-034, which intersected a 10.0 -metre mineralized section grading an average of 2.24% eU3O8, including 3.0metres with a grade of 3.20% eU3O8.

Two other holes drilled between holes MT-08-034 and MT-08-047 on a 40-metre grid in preparation for the next resource estimate confirmed the potential of this new zone. Hole MT-08-050 intersected the mineralized zone over 21.6 metres averaging 0.44% eU3O8, including1.8metres grading 1.88% eU3O8, while hole MT-08-053 intersected an 11.4 -metre mineralized section averaging 2.02% eU3O8, including 5.2m grading 4.38% eU3O8.

The most interesting results for holes drilled on the MT-34 zone are indicated in bold in the following table:

Hole	Collar		Az. (º)	Angle (º)	From (m)	To (m)	Core Length (m)	% eU3 O8	lb/tonne
	East	North
MT-08-034	9+86E	33+48S	268	-67	383.5	437.9	54.4	0.69	13.8
Including					383.3	411.3	28.0	1.32	26.4
Including					397.8	402.6	4.8	6.13	122.6
MT-08-037	10+55E	32+08S	262	-61	380.2	399.3	19.1	0.10	2.0
Including					396.2	399.3	3.1	0.22	4.4
MT-08-041	11+48E	34+75S	277	-51	557.8	564.8	7.0	0.13	2.6
MT-08-047	12+42E	32+97S	259	-46	616.3	626.3	10.0	2.24	44.8
Including					619.3	622.3	3.0	3.20	64.0

The true width of the mineralized sections has not yet been determined.

The equivalent uranium values were generated by the Gamma probe.

Holes MT-08-062 and MT-08-068, drilled to an approximate depth of -450 m about 190 m north of the heart of the MT-34 zone, returned interesting results, with respective intersections of 1.86% eU3O8 over 3.1m (including 2.3% eU3O8 over 2.3m) and 0.05% eU3O8 over 1.39m. In the depth extension, hole MT-08-058 (-530 m) returned a notable intersection of 0.03% eU3O8 over 19.3m, including 0.13% U3O8 over 1.6m. Hole MT-08-069 (-580 m) returned 0.19% eU3O8 over 1.0m. (The hole pierce points and results can be seen on longitudinal section on the Company’s website at www.stratecoinc.com).

Hole MT-08-105 intersected 0.06% eU3O8 over 3.5metres and Hole MT-08-107 intersected 0.02% eU3O8 over 7.1 metres, including 0.10% eU3O8 over 0.9metres.

Finally, six holes were drilled in the MT-34 zone extensions, particularly the southern extension. The best hole was MT-08-083, which returned 0.16% eU3O8 over 7.7metres, including 0.37% eU3O8 over 1.2metres. Drilling ended on December 5, 2008.

With the exception of Hole MT-08-062, these holes were not part of the resource estimate as of July 25, 2008 (See following Item 2 A.1, sub-section entitled: TECHNICAL REPORTS).

As of April, 2009, the 30,000-metre exploration drilling program which started in February 2009 had already resulted in the discovery of two new mineralized zones on the Company’s MATOUSH PROJECT.

Hole MT-006, drilled in April 2009, is located on section 46+00S, 1.0 km south of the MT-34 core zone. The new mineralized zone was intersected by Hole MT-09-006, which returned an 8.9 -metre intersection grading 0.21% eU3O8, including 1.1 metres at 0.96% eU3O8. This intersection is strongly altered in fuschite with the presence of pitchblende and uranophanes, and is similar in size, grade and alteration to intersections near the MT-34 and MT-22 core zones.

Hole	Collar		Az.	Angle (º)	From (m)	To	Vertical	Length	eU3 O8
	East	North	(º)			(m)	Depth (m)	(m)*	(%)
MT-09-006	11+01E	43+92S	249	-64	601.0	609.9	555	8.9	0.21
Including					603.0	604.1		1.1	0.96

*Core length

The true width of the mineralized sections has not yet been determined.

The equivalent uranium grades are obtained using a spectral probe.

As of the end of May 2009, the Company resumed exploration drilling campaign that had been halted temporarily at the end of April 2009 for the spring break-up. This campaign was part of the 30,000-metre exploration drilling program which started in February 2009, on the Company’s wholly-owned MATOUSH PROPERTY.

MT-006 ZONE

Drilling continued with one of two drills, in Hole MT-09-011 which was interrupted at a depth of 180 metres and is located on the new MT-006 zone discovered in April 2009. The MT-006 zone is located on section 46+00S, 1.0 km south of the MT-34 core zone. Hole MT-09-006 returned an 8.9 -metre intersection grading 0.21% eU3O8including1.1 metres at 0.96% eU3O8. Thisintersection is strongly altered in fuschite with the presence of pitchblende and uranophanes and is similar in size, grade and alteration to intersections near the MT-34 and MT-22 core zones.

As for the second drill mobilized for geotechnical drilling as part of preliminary work for the underground drilling program, it went back to exploration drilling in the first week of June 2009.

Before going back to the MT-006 zone, the drill made a stop in the sector of the high grade MT-34 lens, where hole MT-08-034 had intersected 1.32% eU3O8 on 28.0metres including 6.13% eU3O8 on 4.8metres. Two strategic drill holes were carried out in order to expand already delineated mineral resources.

On the MT-34 zone, indicated mineral resources are estimated to total 88,000 tonnes grading 0.97% U3O8 containing 1,890,000 pounds U3O8 and inferred resources that were estimated to total 527,000 tonnes grading 0.55% U3O8 containing 6,350,000 pounds U3O8 These results came from the NI 43-101 resource estimate updated by Scott Wilson RPAin September 2008.

As of July 2009, one of the two drills in operation on the MATOUSH PROPERTY, wholly-owned by the Company, had been assigned to the MT-34 zone area. Due to the high grades obtained in Hole MT-34 (1.36% U3O8 over 27.50 m including 6.03% U3O8 over 4.80 m) relative to the other grades and thicknesses for the zone, the influence of Hole MT-34 in the September 2008 resource estimate done by Scott Wilson RPA was voluntarily limited. Furthermore, because a 50 m x 70 m drill grid was used in the area of Hole MT-34 in 2008, this resource could not be categorized as an indicated resource.

The four holes drilled in June and the fifth hole allowed the total MT-34 zone resource to be increased and a portion of the resource to be upgraded from inferred to indicated.

Scott Wilson RPA was retained to prepare an update of the resource estimate for the MT-34 zone. The memorandum is entitled: Matoush Mineral Resources Update, dated September 18, 2009 prepared by David A. Ross, M.Sc. P. Geo of Scott Wilson RPA and is further detailed in Item 2 A.1, sub-section entitled: TECHNICAL REPORTS

Four holes (MT-09-012, 014, 016 and 019) were drilled in the upper part of the MT-34 zone in June 2009. Three of the four holes intersected high grades over considerable intervals.

Hole MT-09-019, with a pierce point in the upper part of the ACF-4 near the contact with the CBF, 35 m north of Hole MT-08-051 (0.40% eU3O8 over 5.1 m), intersected 0.26% eU3O8 over 14.1metres, including a section of 0.95% eU3O8 over 2.8m. Hole MT-09-017 was drilled on the same section, but was abandoned due to excessive deviation. Hole MT-09-014 returned an intersection of 0.08% eU3O8over 5.1m. This hole lies at the lower limit of the MT-34 zone. Hole MT-09-020 was drilled to test the extension of Hole MT-08-034 up dip from the MT-34 zone in the direction of the upper part of the ACF-4. Another hole was planned on the MT-34 zone at a vertical depth of -470 m between holes MT-08-047 and MT-08-055, alongside the MT-34 zone in an area where no resources were estimated.

Hole	Collar		Az. (º)	Angle (º)	From (m)	To (m)	Vert. Depth (m)	Length (m)*	eU3 O8 (%)
	Easting	Northing
MT-09-012	12+18E	34+76S	286.5	-47.6	507.0	532.7	383.4	25.7	0.61
including					509.9	517.3	383.4	7.4	1.30
MT-09-014	12+54E	33+72S	273	-48.2	554.5	559.6	405.8	5.1	0.08
MT-09-016	12+20E	34+76S	287.5	-45.9	506.0	532.9	376.8	26.9	0.42
including					507.9	520.8	376.8	12.9	0.66
including					508.2	509.5	376.8	1.3	2.41
MT-09-019	12+09E	34+76S	287.5	-45.6	486.9	501.0	345.4	14.1	0.25
including					495.1	497.9	345.4	2.8	0.95

*Core length

The true width of the mineralized sections has not yet been determined.

The equivalent uranium grades are obtained using a spectral probe.

All exploration drill holes results of 2009 and longitudinal sections can be seen on the company’s website at www.stratecoinc.com.

The drill results for the first quarter of 2009 were promising, particularly south of the MT-34 zone. Hole MT-09-006, drilled 1 km away from the heart of the MT-34 zone on Section 46 + 00S, intersected a 8.9 -metre zone strongly altered in fuschite with the presence of pitchblende and uranophanes. This intersection graded 0.27% U3O8 over 9.5 metres, including 0.97% U3O8 over 1.2metres.

The four completed holes (MT-09-011, 013, 015 and 018) all intercepted the Matoush fault, with anomalous uranium values.

In the second quarter, another eight holes were drilled in the MT-006 area on a 100-metre grid to test the continuity of the Hole MT-09-006 intersection. The best hole was MT-09-009, drilled to a vertical depth of -600 metres along the presumed plunge of MT-09-006, 100 metres away. It intersected 0.11% U3O8 over 2.4metres at the level of the fault.

Early in June, one of the two drills in operation on the MATOUSH PROPERTY was assigned to the MT-34 zone area. Due to the high grades obtained in Hole MT-08-034 (1.36% U3O8 over 27.5 m including 6.03% U3O8 over 4.8 m) relative to the other grades and thicknesses for the zone, the influence of Hole MT-08-034 in the September 2008 resource estimate done by Scott Wilson RPA was voluntarily limited.

Furthermore, because a 50 m x 70 m drill grid was used in the area of MT-08-034 in 2008, this resource could not be categorized as an indicated resource.

Four holes were drilled in the upper part of the MT-34  zone in June 2009. Three of the four holes intersected high grades over considerable intervals.

Hole MT-09-012, whose pierce point lies just a few metres from Hole MT-08-50 due to strong deviation, returned an intersection of 0.69% U3O8 over 25.5 metres, including 1.44% U3O8 over 7.2 metres.

Hole MT-09-016, whose pierce point lies midway between holes MT-08-050 and MT-08-34, returned an intersection of 0.56% U3O8 over 25.8 metres, including 0.94% U3O8 over 12.5 metres, while Hole MT-08-050 previously intersected 0.49% U3O8 over 21.3m, including 1.99% U3O8 over 2.0m.

On or about the end of July 2009, the Company discovered a uranium high grade intersection in the extension of the MT-34 lens.

In fact, hole MT-09-022 has intersected 0.99% eU3O8 over 30.6 metres including 5.98% eU3O8 over 4.5 metres.

This drill hole, with a pierce point located on section 34+85S at a vertical depth of 456 metres in the extension on the MT-34 lens, is one of the best holes drilled to date by the Company on its wholly-owned MATOUSH PROPERTY.

The pierce point of MT-09-022 is located outside of the resources estimated by Scott Wilson RPA published in September 2008 and as such its results are interesting.

Another drill hole was planned at the same elevation, 50 metres south of MT-09-022, to fill in the gap between holes MT-09-022 and MT-08-062 located 100 metres apart.

The true width of the mineralized sections has not yet been determined.

Location of pierce point of Hole MT-09-022 can be seen on the MT-34 longitudinal section available on the Company’s website at www.stratecoinc.com.

As of July, 2009, 20,000 metres of the planned 30,000 metres of exploration drilling in 2009 had been completed.

At the end of September 2009, the Company increased its 2009 surface exploration program from 30,000 metres to 35,000 metres of drilling.

In the third quarter of 2009, drilling continued steadily on the MATOUSH PROPERTY, with two drills in operation. One drill (1419) was dedicated to definition drilling on the MT-34 zone to improve data quality in preparation for a new resource estimate. The second drill (1420) was essentially used for exploration drilling on the southern extension of the MT-34 zone (widely-spaced holes).

The closely-spaced holes drilled on the MT-34 zone returned very good results overall, confirming and increasing confidence in the geological continuity and high grades, as can be seen by the increase in the indicated resource and grades in the new September 2009 update of the resource estimate.

The 2009 drilling program continued with two drills working on the property. One of these was assigned to systematic drilling on a 200-metre grid to locate new mineralized zones in the southern extension of the MT-34 zone, in the upper part of the ACF-4 stratigraphic unit.

The Company plans to carry out 60,000 metres of surface drilling per year in 2010 and 2011, in parallel with underground exploration work. The results of the surface drilling program should allow the maximum capacity of the Matoush ore processing plant to be established.

In 2011, the Company plans to begin the environmental studies required for mill and tailings pond construction. These studies are required to obtain a mine construction permit.

In addition to the definition drilling, the results for the 12 exploration holes drilled to the south of the AM-15 zone in the ACF-3 and south of the MT-34 zone in the upper ACF-4 confirmed the new-zone discovery potential. Of the three holes drilled approximately 400 metres south of the AM-15 zone in the ACF-3 (MT-09-30, 031, 032), Hole MT-09-030 proved the most encouraging, with a mineralized intersection of 3.9 metres grading 0.26% U3O8. The nine holes drilled in the ACF-4 over a distance of 1,800 metres along strike, relatively loosely spaced at about 200 metres, all intersected the Matoush fault and an alteration halo typical of the one around the mineralized zones. The three last holes (MT-09-035 to 038), drilled in virgin ground, proved the most interesting, with intersections of 0.17% U3O8 over 2.0 metres in Hole MT-09-035 and 0.48% U3O8 over 4.2 metres in Hole MT-09-036.

The 2009 drilling program continued, with two drills working on the property. One of these is assigned to systematic drilling on a 200-metre grid to locate new mineralized zones in the southern extension of the MT-34 zone, in the upper part of the ACF-4 stratigraphic unit. The two most recent holes confirmed mineralization to the south. Hole MT-09-035, drilled 1.0 km south of the edge of the current mineral resources, intersected the mineralized zone over 2.9 metres grading 0.12% eU3O8,lying characteristically at the contact of the Matoush fault. Hole MT-09-036 was drilled 200 metres further south from MT-09-035, and intersected a 4.7 -metre section of mineralization grading 0.26% eU3O8(see longitudinal sections at www.stratecoinc.com).

These results confirm the very important potential for increasing the resource on the MATOUSH and ECLAT PROPERTIES over an 11.1 km distance along the Matoush fault, to the south of the mineralized envelope hosting the resources. As previously reported, two holes drilled 200 metres apart, last winter in the upper part of the ACF-4 (EC-09-05 and EC-09-06) more than 6 km south of Hole MT-09-036 returned very good results (0.12% eU3O8 over 2.6 metres and 0.11% eU3O8 over 2.1 metres).

TECHNICAL REPORTS

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

The Technical Report on the Mineral Resources Update for the Matoush Uranium Project Central Quebec, Canada, NI 43-101 resource estimate completed by Scott Wilson Roscoe Postle Associates Inc. ("Scott Wilson RPA") on September 16, 2008, assessed the resources for the MATOUSH PROJECT of the AM-15, MT-22 and MT-34 zones. On September 18, 2008, the Company deposited on SEDAR, (www.sedar.com), this technical report prepared by Mr. R. Barry Cook, P.Eng. and Mr. David A. Ross, P.Geo.of Scott Wilson RPA, who are qualified persons pursuant to NI 43-101.

Scott Wilson RPA has updated the NI 43-101 Resource estimate for the MATOUSH PROJECT using drill hole data available as of July 25, 2008, at a cut-off grade of 0.05% U3O8, Indicated mineral resources were estimated to total 250 thousand tonnes grading 0.68% U3O8 containing 3.73 million pounds U3O8.  Inferred mineral resources were estimated to total1.3 million tonnes grading 0.44% U3O8 containing13.07 million pounds U3O8.The Mineral Resources are contained within three zones: AM-15, MT-22 and MT-34.

This resource estimate showed, as of August 2008, with the data as of July 25, 2008, an increase of 300% from the last technical report pursuant to NI 43-101 dated September 27, 2007.

Scott Wilson RPA concluded that there is also potential for unconformity-type uranium deposits on the MATOUSH PROPERTY.

There are no mineral reserves estimated at MATOUSH PROJECT. See longitudinal section on www.stratecoinc.com.

Table 1 - Mineral Resource Estimate for Matoush, July 25, 2008

	Tonnes	Grade	Pounds U3 O8
	(x 1,000)	(% U3 O8 )	(x 1,000)
Indicated
AM-15	162	0.52	1,840
MT-34	88	0.97	1,890
Total Indicated	250	0.68	3,730

Inferred
AM-15	16	0.14	50
MT-22	801	0.38	6,680
MT-34	527	0.55	6,350
Total Inferred	1,344	0.44	13,070

Notes:

1.	CIM Definitions were followed for Mineral Resources.
2.	The cut-off grade of 0.05% U3 O8 was estimated using a price of US$55/lb and assumed operating costs.
3.	Wireframes at 0.05% U3 O8 and a minimum true thickness of 1.5 metres were used to constrain the grade interpolation.
4.	High U3 O8 grades were cut to 9% prior to compositing to two metre lengths
5.	Several blocks less than 0.05% U3 O8 were included for continuity or to expand the lenses to the minimum thickness.
6.	Totals may not sum correctly due to rounding.

The Matoush drill holes included 257 diamond core holes totalling more than 98,000 m. A set of cross sections and plan views were interpreted to construct three-dimensional wireframe models at a cut-off grade of 0.05% U3O8, and a minimum true thickness of 1.5metres. High U3O8 values were cut to 9% U3O8 prior to compositing to two metres. Variogram parameters were interpreted from two metres composited U3O8 values. Block model U3O8 grades within the wireframe models were estimated by ordinary kriging. More than 98% of the U3O8 values in the drill hole database used in the grade estimate were derived from chemical analysis. The remaining values, from 27 of the most recent drill holes, were derived from gamma-probe data.

Classification into the Indicated and Inferred categories was guided by the drill hole density, interpreted variogram ranges and the apparent continuity of the mineralized zones.

The Inferred category had a general drilling grid of approximately 50 metres by 50 metres up to 70 metres.

On September 18, 2009, Scott Wilson RPA has updated the NI 43-101-compliant resource estimate for the MATOUSH PROJECT based on drill results available as of September 1st, 2009 and using similar methods as applied in the previous estimate (Scott Wilson RPA, Sept. 2008). At a cut-off grade of 0.10% U3O8, the indicated mineral resources are now estimated at 436,000 tonnes grading 0.78% U3O8 containing 7.46 million pounds U3O8, and the inferred mineral resources are estimated at 1.16 million tonnes grading 0.50% U3O8 containing 12.78 million pounds U3O8. These resources lie in the AM-15, MT-34 and MT-22 zones, and extend over a strike-length of 1.4 km. The Matoush structure has been traced 11 km to the south and 2.5 km to the north.

The increase in the indicated resources from 3.73 million pounds grading 0.67% U3O8 (Scott Wilson RPA, Sept. 2008) to 7.46 million pounds at 0.78% U3O8 is significant. The indicated resources for the MT-34 zone, which lies in the upper part of the ACF-4 stratigraphic unit, is now estimated at 174,000 tonnes grading 0.89% U3O8 containing 3.42million pounds U3O8. It should be noted that no indicated resources have yet been estimated for the MT-22 zone due to the current drill hole spacing, which is about 50 metres by 50 metres. This zone will be drilled at a tighter spacing during the underground exploration program.

Mineral reserves have not been estimated for the MATOUSH PROJECT.

Table 1 - Mineral Resource Estimate for Matoush - September 1, 2009

	Tonnes	Grade	Pounds U3 O8
	(x 1,000)	(% U3 O8 )	(x 1,000)
Indicated
AM-15	262	0.70	4,039
MT-34	174	0.89	3,420
Total Indicated	436	0.78	7,458

Inferred
AM-15	33	0.34	249
MT-22	822	0.53	9,526
MT-34	302	0.45	3,003
Total Inferred	1,157	0.50	12,777

Notes:

1.	CIM Definition Standards have been followed for classification of Mineral Resources.
2.	The cut-off grade of 0.1% U3 O8 was estimated using a U3 O8 price of US$75/lb and assumed operating costs.
3.	High U3 O8 grades were cut to 9%.
4.	The Mineral Resource estimate uses drill hole data available as of September 1, 2009.
5.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
6.	Totals may not sum correctly due to rounding.

The following table shows the new mineral estimate, which confirms that MATOUSH PROPERTY is a robust deposit, relatively insensitive to cut-off grades between 0.05% and 0.2% U3O8.

Table 2 - Mineral Resource Estimate for Matoush – Different Cut-off Grades

	Cut-off Grade	Tonnes	Grade	Pounds U3 O8
	(% U3 O8 )	(x 1,000)	(% U3 O8 )	(x 1,000)
Indicated
AM-15	0.3	190	0.89	3,709
	0.2	230	0.77	3,925
	0.1	262	0.70	4,039
	0.05	264	0.69	4,043
MT-34	0.3	139	1.05	3,238
	0.2	168	0.92	3,393
	0.1	174	0.89	3,420
	0.05	174	0.89	3,420
Total Indicated	0.3	329	0.96	6,947
	0.2	398	0.83	7,318
	0.1	436	0.78	7,458
	0.05	438	0.77	7,463
Inferred
AM-15	0.3	20	0.48	209
	0.2	22	0.46	221
	0.1	33	0.34	249
	0.05	65	0.24	339
MT-22	0.3	509	0.72	8,082
	0.2	686	0.60	9,067
	0.1	822	0.53	9,526
	0.05	964	0.47	9,918
MT-34	0.3	136	0.80	2,395
	0.2	167	0.70	2,570
	0.1	302	0.45	3,003
	0.05	429	0.34	3,211
Total Inferred	0.3	665	0.73	10,686
	0.2	875	0.61	11,858
	0.1	1,157	0.50	12,777
	0.05	1,458	0.42	13,468

Beginning in late January 2010, three drills worked full time to systematically explore the best targets identified during this first phase. While only a small part of the first phase has been completed this far, new targets have already been defined. The main targets are on the ECLAT PROPERTY (Drill holes EC-09-05, 06 and 08) and the MATOUSH PROPERTY (Drill holes MT-09-035, 036 and 038).

SCOPING STUDY DATED DECEMBER 17, 2008

Concurrently with the Technical Report dated September 16, 2008, discussed in the preceding subsection, the Company had also mandated Scott Wilson RPA with the participation of Melis Engineering Ltd. for capital and processing costs, Golder Associates for radiation, environment and reclamation costs and SD Energy Associates Ltd. (SD Energy) for marketing and price determination to prepare a Scoping Study.

The Scoping Study report entitled: Technical Report on the preliminary assessment of the Matoush Project, Central Québec, Canada, NI 43-101 Report dated December 17, 2008 provided first economics assessment of the Company’s 100% owned MATOUSH PROPERTY.

The following technical data has been read and revised by Jean-Pierre Lachance, Geo., Executive Vice President of the Company and Normand L. Lecuyer, P.Eng, Principal Mining Engineer and David A. Ross, P.Geo., Senior geologist at Scott Wilson RPA who are the qualified persons as defined under NI 43-101.

The Scoping Study was based on the NI 43-101 compliant, indicated and inferred resource estimate, established by Scott Wilson RPA in its Technical Report on the Mineral Resource Update for the Matoush Uranium Project, dated September 16, 2008, based on drilling results as of July 25, 2008 that does not include results of the subsequent drilling program (see the preceding table entitled Mineral Resource Estimate for Matoush, July 25, 2008 showing results of inferred and indicated resources in preceding subsection TECHNICAL REPORTS).

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

The following is a summary of the Scoping Study results. The complete report was made available on the Company’s website (www.stratecoinc.com) and on SEDAR (www.sedar.com) as of December 23, 2008 and were cited cited in detail in Form 10K for the year ended December 31, 2008 in Item 2-A:MATOUSH PROPERTY-SCOPING STUDY DATED DECEMBER 17, 2008.

I        ORE PRODUCTION AND RECOVERED METAL

The mining plan was developed on mineral resources configuration. Recovered metal is based on metallurgical tests done at SGS Lakefield Research Ltd. (Lakefield) in Lakefield, Ontario, Canada; an average of 97.6% recovery is used.

Year	Mill Feed (x 1,000) Tonnes	Grade % U3 O8	Recovered Metal 97.6% (x 1,000 pounds) U3 O8
1	175.0	0.633	2,382
2	236.3	0.454	2,306
3	262.5	0.362	2,046
4	262.5	0.553	3,124
5	262.5	0.439	2,479
6	262.5	0.372	2,100
7	188.4	0.267	1,082
TOTAL	1,649.7	0.437	15,519

II       REVENUE

-	The price scenario was established by SD Energy with a long term price from US$60.00 to US$90.00 per pound U3 O8 over the life of the project with an evaluation price of US$75.00 per pound U3 O8 .
-	The exchange rate US$/CAN$ is 0.85.
-	Transport to smelter in North America is $0.10 per pound.
-	Royalty 2%.

(x 1,000) CAN$
Gross Revenue	1,369,515
Transport to smelter	1,552
Royalty	27,359
NSR Gross Revenue after the Royalty	1,340,604

III      OPERATING COSTS

Mining	$82.80/T milled	Maintenance	$24.84/T milled
Process	$107.77/T milled	Site services	$28.96/T milled
Power (generators)	$35.75/T milled	G&A	$22.41/T milled
Average Operating Cost: $302.53/T milled
CAN$32.15/pound		US$27.33/pound

IV       OPERATING PROFIT

Year	(x 1,000) CAN$	Year	(x 1,000) CAN$
1	133,894	5	142,051
2	128,177	6	109,992
3	105,145	7	23,809
4	198,453
Total Operating Profit: CAN$841,522,000

V        CAPITAL COSTS

	(x 1,000) CAN$	(x 1,000) CAN$
Direct Capital Costs		193,443
Mine	28,159
Process	149,886
Infrastructure	15,398
Indirect Capital Costs		49,928
Contingency		53,305
Capital Spare		575
Before Start Up		297,251

Sustaining Capital (6 years)		15,564
Closure		30,000
Mine Life Capital Costs		342,815

VI       FINANCIAL

Internal Rate of Return before Tax: 37.1%

NET PRESENT VALUE (NPV) before Tax
Discount Rate %	(x 1,000) CAN$
5	341,610
8	271,200
10	231,850
15	154,110

The Company’s management concluded upon reading this Scoping Study that even with significant inflation in operating costs in the mining industry, the MATOUSH PROJECT indicates strong economics. Even with the dramatic correction in the commodity prices in 2008, it was possible to see the Company’s economics improve despite the input prices decrease. The Company continues to evaluate different engineering alternatives to enhance the project economics. Results of this Scoping Study justify, according to the Company’s management, the underground exploration program as part of the feasibility study.

REVISION OF PRELIMINARY ASSESSMENT, FEBRUARY 2010

As of February 2010, based on the Scott Wilson RPA memorandum entitled Update Mineral Resources Estimate for Matoush in September 2009 discussed above, a revision of the Preliminary Assessment was conducted by Scott Wilson RPA with the participation of Melis Engineering Ltd. for capital and processing costs. The updated report will be available on the Company’s website (www.stratecoinc.com) and on SEDAR (www.sedar.com) on or about April 9, 2010.

The Preliminary Assessment is based, in part, on inferred resources, and is preliminary in nature. Inferred resources are considered too geologically speculative to have mining and economic considerations applied to them and to be categorized as mineral reserves. There is no certainty that the reserves development, production and economic forecasts on which this preliminary assessment is based will be realized.

I        PRODUCTION AND RECOVERED METAL

The mining plan was based on mineral resources with factors applied for dilution and extraction. Recovered metal is based on metallurgical tests done at SGS Lakefield Research Ltd. in Lakefield, ON; an average of 97.6% recovery is used. Potential grade implied mining dilution at 15% at zero value. Mill design was modified to increase annual mill capacity from 2.0 M to 2.7M pounds U3O8.

Year	Mill Feed (x 1,000) Tonnes	Grade % U3 O8	Recovered Metal 97.6% (x 1,000 pounds) U3 O8
1	169.8	0.639	2,391.3
2	240.6	0.400	2,124.2
3	262.7	0.461	2,668.9
4	262.2	0.522	3,018.9
5	249.5	0.561	3,085.0
6	224.1	0.496	2,451.2
7	239.6	0.468	2,472.3
TOTAL	1,648.6	0.501	17,774.8

II       REVENUE

-

The price scenario was established by SD Energy in September 2008, in the initial scoping study, with a long term price from US$60.00 to US$90.00 per pound U3O8 over the life of the project with an evaluation price of US$75.00 per pound U3 O8 .

-	The exchange rate US$/CAN$ is 0.85.
-	Transport to smelter in North America is $0.10 per pound.
-	Royalty 2%.

(x 1,000) CAN$
Gross Revenue	1,568,363
Transport to smelter	1,777
Royalty	31,332
NSR Gross Revenue after the Royalty	1,535,253

III      OPERATING COSTS (CAN$)

Mining	$91.64/T milled	Maintenance	$24.86/T milled
Process	$92.74/T milled	Site services	$32.68/T milled
Power (generators)	$35.77/T milled	G&A	$22.43/T milled
Average Operating Cost: $300.12/T milled
CAN$27.84/pound		US$23.66/pound

IV       OPERATING PROFIT

Year	CAN$	Year	CAN$
1	131,819,000	5	189,170,000
2	107,096,000	6	136,345,000
3	153,437,000	7	139,824,000
4	182,793,000
Total Operating Profit: CAN$1,040,484,000

V        CAPITAL COSTS

	(x 1,000) CAN$	(x 1,000) CAN$
Direct Capital Costs		191,009
Mine	32,466
Process	143,146
Infrastructure	15,398

Indirect Capital Costs		48,568

Contingency		52,273

Capital Spare		980
Before Start Up		292,830

Sustaining Capital (6 years)		19,126

Closure		30,000
Mine Life Capital Costs		341,955

VI FINANCIAL		VII SENSITIVITY TO PRICE

Internal Rate of Return before Tax: 41.5%

NET PRESENT VALUE (NPV) before Tax		PRICE	US$/lb	NPV

Discount Rate %	(x 1,000) CAN$		75.00	$323,530
5	475,550	0.67	50.00	$31,700
8	377,640	0.80	60.00	$148,260
10	323,530	1.00	75.00	$323,530
15	218,070	1.07	80.00	$381,890
		1.14	85.50	$446,220

According to management of the Company, regardless of the significant inflation in operating costs in the industry, the MATOUSH PROJECT indicates stronger economics, compared to the initial scoping study. Despite a possible price decrease, it is still possible to see the economics improve. The Company continues to evaluate different engineering alternatives to enhance the project’s economics, such as the use of windmills to produce electricity. The Company plans to expand mineral resources on the MATOUSH PROPERTY with an aggressive drilling program of 120,000 meters over the next 24 months.

Item 2.A. 2:ECLAT PROPERTY

Location and Access

The ECLAT PROPERTY is located in the Otish Mountains of northern Québec, immediately south of the MATOUSH PROPERTY. The property is accessible by helicopter as well as by the winter road that links the Eastmain mine to Témiscamie. Please see Figure 1 at page 7 for the general location of ECLAT PROPERTY mining claims.

Mining Claims

The property consists of 90 mining claims covering 4,786.90 hectares. Strateco holds a 100% interest in this property. Please see the General location map of the MATOUSH PROJECT Figure 2 at page 9 for the location of the mining claims of ECLAT PROPERTY.

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

The Company paid the last payment in the amount of $96,000 on June 15, 2009 or on or before the fourth anniversary of the Agreement. The property is subject upon production to a 2% NSR in favour of Vija on all minerals other than diamonds and a 2% portion in favour of Vija of all gross proceeds from the eventual sale or disposition of carbon emission rights tied to the production of uranium on the property.

Uranium Potential

The property is strategically located in a relatively unexplored area with known uranium potential. It is bordered to the north by the MATOUSH PROPERTY, wholly-owned by the Company, and to the south by ground staked by Cameco Corporation (“Cameco”).

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

The results were compelling. The structure was intersected at 111 metres down the hole, at a vertical depth of 76 metres. While un-mineralized, the typical tourmaline alteration of the structure was intersected over a 10-metre section, with the fault appearing to be strongly choritized. This hole therefore confirms the presence of the Matoush structure over a distance of more than seven kilometres.

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

More drilling was done in this area during winter 2008 at the border with the Cameco Corporation property, 11.5 km south of the AM-15 zone. The first hole (EC-08-01) had to be abandoned at 759 metres because of large influxes of water and sand. However no influxes of water or sand had been encountered in AM-15 and MT-22 zones. It should be noted that the stratigraphy seen in the sediments was the same as that seen in the AM-15 area 8.5 km to the north. A clay brecchia appearing to correspond to the Matoush fault was intersected at a depth of 575 metres down-hole, followed by disseminated mineralization grading 0.15% eU3O8  over 2.1metres at 587 metres.

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

As of April 2009, the Company discovered on the ECLAT PROPERTY, part of the MATOUSH PROJECT a second mineralized zone. Drilled 9.5 km south of the MT-34 zone, Hole EC-09-05 intersected two mineralized zones 20 metres apart in the Matoush fault, one intersected 1.5 metres at a grade of 0.08% eU3O8 and the other 2.6 metres at a grade of 0.12% eU3O8. Furthermore, Hole EC-09-06 drilled 200 metres north of EC-09-05 and at the same elevation, intersected 2.1 metres at a grade of 0.11% eU3O8.

Hole	Collar		Az. (º)	Angle (º)	From (m)	To	Vertical	Length	eU3 O8
	East	North				(m)	Depth (m)	(m)*	(%)
EC-09-05	08+03E	112+79S	98	-53	443.9	445.4	363	1.5	0.08
					465.0	467.6		2.6	0.12
EC-09-06	13+57E	110+55S	268	-52	426.0	428.1	368	2.1	0.11

*Core length

The true width of the mineralized sections has not yet been determined.

The equivalent uranium grades are obtained using a spectral probe.

Aside from Hole EC-09-04, which had to be abandoned due to excessive deviation, four holes were drilled  on the Eclat property in the first quarter. Hole EC-09-05 proved very revealing, both because it intersected two mineralized zones with particularly strong tourmaline and fuschite alteration, and because of the analytical results for the two zones, which lie 20 metres apart. The zones returned values of 0.16% U3O8 over 2.4 metres and 0.11% U3O8  over 1.5 metres. Hole EC-09-06 intersected a zone of 0.15% U3O8  over 1.5 metres.

The results for holes MT-09-06 and EC-09-05, drilled 200 metres apart with pierce points at the same elevation, clearly indicate the mineral potential of the Matoush fault, which has been traced by drilling over a distance of more than 15 km. This confirms that the deposition mechanisms for the uranium mineralization are not limited to the area of the AM-15 zone.

The similarities between the two mineralized zones in terms of degree of alteration, local presence of pitchblende mineralization in shear zones and proximity to mafic intrusives in the Matoush fault, and the marked similarities of the texture and nature of these mafic intrusives to those found around the mineralized zones, are impressive.

The almost carbon-copy nature of these hydrothermic systems and the reducing agents supports the presence of mineral potential along the entire length of the Matoush fault, and confirms the potential for discovery of new mineralized zones at the Matoush project.

Three holes were drilled on the Eclat Nord property in the third quarter, but with mitigated results. Holes ECN‑09-01, 02, 03, drilled on a 150-metre grid about 1.5 km north of the AM-15 zone, intersected the Matoush fault but no mineralization despite the presence of strong alteration.

In the fourth quarter, two holes, EC-09-07 and EC-09-08, were drilled on the Eclat Sud property. Measuring 600 metres and 570 metres long respectively for a total of 1,170 metres, the two holes intercepted the Matoush fault, as well as interesting uranium values. Hole EC-09-07, drilled on section 64+50 S, intersected 7.5 metres grading a weighted average of 0.05% U3O8. Hole EC-09-08, drilled on section 66 + 50 S, intersected two zones, the first 2.5 metres thick grading an average of 0.09% U3O8, and the second 15.5 metres thick grading an average of 0.04% U3O8. The pierce points for the two holes were located about 460 metres below surface.

Item 2.A3: MATOUSH EXTENSION PROPERTY

Location and access

The MATOUSH EXTENSION PROPERTY is located north, west and east of the MATOUSH PROPERTY in the Otish Mountains, in Northern Québec. The property is accessible by helicopter as well as by the winter road that links the Eastmain mine to Témiscamie. Please see Figure 1 at page 7 for the regional location of the property.

Mining Claims

Wholly-owned by the Company, the MATOUSH EXTENSION PROPERTY consists of 198 claims covering 10,503.85 hectares. These mining claims were acquired by the Company in the fall of 2005 and the winter and summer of 2006 to protect the area in the vicinity of the MATOUSH and ECLAT properties. Please see the map of the MATOUSH PROJECT in Figure 2 at page9 for the location of the MATOUSH EXTENSION PROPERTY mining claims.

The northern border of the property is very close to the northern edge of the Otish Basin. The property is broken up by a row of mining claims belonging to Pacific Bay Minerals Ltd.

With the addition of the MATOUSH EXTENSION PROPERTY, the MATOUSH PROJECT as a whole covers 23 kilometres along its north-south axis, intersected by a 900-metre section belonging to Pacific Bay Minerals Ltd (See section Item 2. A.4 PACIFIC BAY-MATOUSH PROPERTY below).

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

Exploration work in 2009 on the Matoush Extension property was limited to prospecting in the summer.

Item 2A.4: PACIFIC BAY – MATOUSH PROPERTY

Location and access

The PACIFIC-BAY MATOUSH PROPERTY is located in the Otish Mountains in northern Quebec, about 40 km south-west of the MATOUSH PROPERTY. The Property comprises an area of 145 square kilometres (56 square miles) in the Otish Mountains where the Company has been drilling the Matoush high-grade uranium ore body. See Figure 2 for location of this property on the map of the MATOUSH PROJECT.

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

On October 22, 2009, the Company notified Pacific Bay Minerals Ltd. (“Pacific Bay”) that it had incurred cumulative exploration expenses of $1.5 million before the date of the second anniversary of the option and joint venture agreement dated October 29, 2007, and completed more than the required cumulative minimum of 5,000 metres of drilling on the Pacific-Bay Matoush property.

Pursuant to the terms of the agreement, the Company also issued 40,000 common shares at $0.86 per share to Pacific Bay on that date, as well as a cash payment of $100,000.

To acquire an undivided 60% interest in the Pacific Bay-Matoush property, the Company must still issue a total of 120,000 common shares, make cash payments totalling $300,000, incur an additional $1.5 million in exploration expenses and complete an additional 5,000 metres of drilling before the fourth anniversary of the date of the agreement.

Exploration work

Since October 29, 2007, the Company assumed direction of exploration activities on the PACIFIC BAY -MATOUSH PROPERTY. The Company is working closely with Pacific Bay field personnel to maximize the value of the exploration programs.

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

Drilling on the Rabbit Ears south block intersected the two same types of sedimentary facies seen in the Matoush sector. These correspond to the active channel facies (ACF) an arkosic to subarkosic conglomeritic coarse sandstone, and the channel-bar facies (CBF), a finely laminated subarkosic fine-to-medium sandstone, of the Indicator Formation. The vertical hole, PB-07-01, confirmed a sub-horizontal bedding in this area of the basin. The best hole was PB-07-05 which intersected a 10 cm altered sandstone averaging 0.03% eU3O8 .

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

No significant mineralization was intersected during this drilling program. However, ACF and CBF layers with the same alternation as those at MATOUSH PROPERTY were encountered. From a structural perspective, no major faults comparable to the Matoush fault were intersected by drilling. Nevertheless, several highly-fractured to sub-brecciated zones were seen in five holes, and potential remains for the discovery of a uranium-bearing structure. The fractured zones seen in the holes do not appear to be large enough to explain the geophysical lineaments in the sectors drilled..

In the first quarter of 2009, five holes were drilled to test for a major structure like the Matoush fault in the “Rabbit Ears South” area on the PACIFIC BAY-MATOUSH PROPERTY. Hole PB-09-02 proved to be of particular interest, intersecting a major clay-rich breccia structure several metres thick. Despite the absence of mineralization and of the mafic dikes characteristic of the Matoush fault, the presence of this strongly brecciated structure indicates potential for the discovery of a structure similar to the Matoush fault. This area lies 10 km east of the Matoush fault.

Following the completion of drilling on the Mistassini property in late June 2009, the Company took advantage of the availability of the helicopter-borne drill to drill a 200-metre hole on a section of the PACIFIC BAY-MATOUSH PROPERTY, which consists of four mining claims in the possible extension of the Matoush fault, 3 km south of the Eclat property. The presence of the Matoush fault was confirmed by drilling in April 2008 less than 200 metres from the southern border of the Eclat property with a property belonging to Cameco Corporation (“Cameco”).

In the third quarter of 2009, seven holes were drilled on the PACIFIC BAY-MATOUSH PROPERTY, but the results were inconclusive. Four holes were drilled to trace the Matoush fault, which becomes diffuse north of the Eclat Nord property. No remarkable structures were identified. Three holes were drilled to test a linear geophysical anomaly on the “Rabbit Ears” area, about 3 km east of the AM-15 zone, but failed to locate any structures of note. Work ended on the property in September.

Report and recommendation preparation began in the fourth quarter of 2009, to determine future work to be done on the PACIFIC BAY-MATOUSH PROPERTY.

Item 2A.5: PERMITS AND LICENCE

In May 2007, the company retained Golder Associates to begin various environmental baseline studies that were completed in the summer of 2008. Since November 2007, Melis Engineering is conducting at the Lakefield laboratory in Ontario, Canada, metallurgical testing on the AM-15 zone ore. Initial results indicated that 98% recovery can be achieved and that the ore does not generate acid or contain arsenic. Scott Wilson Roscoe Postle Associates Inc. (“Scott Wilson RPA”) has been retained for underground design work. A call for tenders has been completed and a mining contractor has been retained for the work once the authorizations have been obtained. About 100 people are currently assigned to the project on a permanent basis. The Company invested about $25 million in the MATOUSH PROJECT in the year 2006-2007, the budget for 2008 was of $22 million and of $15M for the year 2009.

In April 2008, the Company received permission to begin the process of obtaining the authorizations required to proceed with underground exploration at its MATOUSH uranium PROJECT. The Company notified the Canadian Nuclear Safety Commission ("CNSC") and Quebec Ministry of Sustainable Development, Environment Parks (“MSDEP”) Ministère du Développement durable, de l’Environnement et des Parcs by written "letter of intent" of its intention to begin the process of obtaining the permits required for planned underground exploration work. In the context of a feasibility study, this work will essentially consist of site preparation, excavation of an access ramp to the -300-metre level, and the excavation of exploration drifts for definition drilling.

Excavation will take place in waste rock and ore. The exploration work will also allow assessment of the quantity and processing of mine water, ventilation, mining methods and ore stockpiling.

The following tables demonstrate as of December 31, 2009, the authorizations, licenses and permits either already obtained, pending or to be obtained before the Company can start the underground exploration works:

By obtaining such authorizations, the Company will become the first company in the Province of Quebec, Canada to advance a uranium exploration project to the underground exploration stage, and the first so-called junior company to do so in the present uranium price cycle, or in nearly 25 years.

With regard to the environmental impact study, the Company received guidelines from the Evaluating Committee (COMEV), the Canadian Environmental Assessment Agency and from the CNSC in March 2009 pursuant to the filing of the Project Description in July 2008.

Following filing on November 5th, 2008, of the Licence Application to the Canadian Nuclear Safety Commission (CNSC) for the underground exploration program and following the comments received from the CNSC in February 2009, the Company continued its detailed engineering plans and field work related to the environmental impact study.

In addition to the mandates awarded to Scott Wilson Roscoe Postle Associates Inc. for the underground pumping and ventilation studies and to Melis Engineering Ltd. for finalization of the mine runoff treatment plan, contracts were granted to Golder for various studies and health and safety programs.

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

Following up on the comments received from the Canadian Nuclear Safety Commission (CNSC) on February 16, 2009, in relation to the underground exploration licence application, the Company began field works with the assistance of Golder Associates Ltd. (“Golder”) for a geo-mechanical study on the crown pillar. The Company will use the same study to comply with Quebec provincial government requirements regarding an underground excavation under the influence of a water body, meaning when an excavation is less than 100 m from a water body. Field works consisted of the drilling of three holes and various tests performed in the holes and on the drill core in an area totalling 526 metres.

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

Various health and safety programs were prepared, including radioprotection, emergency measures, occupational safety and industrial hygiene, which are only a few of the many programs required as demonstrated in the following table. The Company completed all these programs by the end of September 2009.

LICENCE

In April 2008, the Company received authorization to begin the process of obtaining the approvals required for an underground exploration program at its Matoush uranium project.

The Company advised the Canadian Nuclear Safety Commission (CNSC) and the Quebec Ministry of Sustainable Development, Environment Parks (MSDEP) by letter of intent of its intention to begin the process of obtaining the permits required to begin underground exploration work. As described supra in this section A5. PERMITS AND LICENCE,, in the context of a feasibility study, this work would essentially consist of site preparation, excavation of an access ramp to the -300 metre level, and the excavation of exploration drifts to carry out definition drilling. Excavation would take place in waste rock and ore. The exploration work would also allow assessment of the quantity and processing of mine drainage, ventilation, mining methods and ore storage.

Once it receives the required authorizations, the Company will become the first company in Quebec and the first so-called junior company in Canada in this uranium cycle, or nearly 25 years, to advance a uranium exploration project to the underground exploration stage.

On July 15, 2008, as part of the underground exploration via ramp program, the Company presented its Preliminary Project Description to the CNSC, the Canadian Environmental Assessment Agency and the MSDEP for comments. The Preliminary Project Description for the underground exploration program included: the project components, metallurgy, mine drainage, the health and safety program, and 15 separate appendices on environmental assessment, the water treatment plant, metallurgical testing, the project timetable, etc.

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

The upgrading of the Eastmain winter road to an all-season road became essential. Consequently, permit applications were filed in the fall of 2008 for construction of a permanent one-lane gravel road for year-round supply of equipment and fuel to the MATOUSH PROJECT. This link will also substantially reduce the costs associated with the underground exploration program.

In February 2009, the Company received comments from the Canadian Nuclear Safety Commission (CNSC) regarding the licence application filed on November 4th, 2008, for the underground exploration work.

The Operations and Engineering department was very productive in 2009. Multiple reports required for the underground exploration program were completed and submitted to the regulatory authorities.

An important step was made toward obtaining the licence and various permits in the first quarter of 2009. Comments were received from the CNSC on February 16, 2009, in relation to the licence application filed on November 5, 2008. The Company also received the COMEV directive on March 19, 2009, for the environmental impact study.

Following receipt of the COMEV directive and CNSC comments, many activities were carried out by various consultants for the permits required for the underground exploration program. In addition to the mandates awarded to Scott Wilson RPA for the underground pumping and ventilation studies, and to Melis Engineering Ltd. for finalization of the mine runoff treatment plan, contracts were granted to Golder Associates (“Golder”) for various studies and health and safety programs.

Golder carried out field work in a number of disciplines in the winter of 2009. Most of these activities were related to work plans approved in 2008. Field activities for animal counts were completed in January and February 2009. The winter surface water and sediment sampling program, hydrology and geochemistry work were completed in March 2009.

In February, the borrow pits (gravel, sand and till) on the Matoush property were drilled by the Amos office of GENIVAR and Poly-Geo Inc. to outline the sources of borrow material for the construction of surface facilities required for the exploration ramp. The Amos office of GENIVAR also carried out supervision work for the construction of the new fuel storage area, as well as design work for a cement base for a new communications antenna.

The ramp stability rock mechanics study was also started in the first quarter of 2009. The study is aimed at meeting Quebec regulatory requirements for excavations within 100 metres of a body of water, at the request of the CNSC.

In March 2009, GENIVAR was awarded a contract for the detailed engineering of the facilities required for exploration ramp construction. This contract essentially consists of the detailed engineering for the treatment plant for exploration ramp runoff, portal, power grid, power supply, ventilation system, fuel and propane distribution system, camp expansion and approval applications for all new surface facilities, civil works and a landing strip.

In the second quarter, two other consultants, SENES Consultants Limited (“SENES”), an Ontario firm with extensive uranium industry experience, and the Montreal office of GENIVAR, joined the list of the many consultants conducting the various detailed studies required to obtain the various provincial and federal permits.

Following up on the comments received from the CNSC on February 16, 2009, in relation to the underground exploration licence application, the Company began field work with the assistance of Golder for a rock mechanics study on the crown pillar. This study will also be used to meet provincial government requirements regarding an underground excavation under the influence of a water body, meaning when an excavation is less than 100 m from a water body. Field work consisted of the drilling of three holes and various tests performed in the holes and on the drill core. A total of 526 metres were drilled.

In the second quarter, the Val-d’Or and Amos offices of GENIVAR continued to work on the detailed engineering of the surface facilities required for the underground exploration program.

With the completion of the baseline studies, Golder was able to begin studying the potential impact of the exploration project on the physical and biological components on which they were working. Phase 2 of the drafting of detailed procedures and manuals for the radioprotection program was also completed. A new contract was also awarded to Golder for the preparation of an environmental emergency measures plan. Field work carried out by Golder between April and June 2009 consisted of a spring sampling program of surface and sediment water and geochemistry (work plan approved in 2008).

In the second quarter, risk studies (ecological risk, risk on human health and industrial risk) were also awarded to SENES, along with mandates for the air and climate and radiometry studies. SENES provided training to Company personnel and set up air sampling stations on site. They also carried out a surface radiometry survey for the baseline radioactivity study.

Throughout the second quarter, the Company received a number of provincial permits for the Matoush project, including the land use lease for the camp and the petroleum equipment operating permit (renewal) in April, and in June, the exemption of the landing strip from the impact study and the environmental and social impact review.

In the third quarter, the environmental work done by Golder continued, with the preparation of baseline assessments for most of the study components, including hydrogeology based on the field rock mechanics results, surface water and sediment quality, hydrology and wildlife. Activities for the quarter also included the preparation and submission of the geochemistry and rehabilitation reports and the environmental emergency response plan. The field work carried out by Golder from July to September 2009 was part of the summer program of surface water and sediments sampling and geotechnical drilling of the crown pillar.

Meanwhile, SENES completed analysis and drafting of the risk study (ecological, human health and industrial risk) in the third quarter, and filed the preliminary report on the ecological and human health risks in September for review. The drafting of the baseline assessment for air quality, the climate and radiometry continued during the quarter, and the final report on air quality and climate was completed in early October.

The crown pillar geotechnical study was completed and the final report was received. Furthermore, most of the studies were completed, including the radiation safety study, a high priority element for the permit application.

In addition, the Val-d’Or and Amos offices of GENIVAR completed the detailed engineering work and started construction engineering.

In the third quarter, the Company received some of the permits required for the Matoush project development, such as the land usage rights for the landing strip and related access road, as well as the access roads to some of the borrow pits. Timber cutting rights were also granted.

The last quarter of 2009 was very busy due to two major applications. The environmental impact study was completed and sent to the regulatory authorities in October 2009, and the application for a licence for underground exploration work was filed with the CNSC on November 6. The latter application contains a dozen programs and a significant number of sub-programs, all related to occupational health and safety and the environment.

The Company also filed an updated preliminary rehabilitation plan as requested by the Ministère des Ressources naturelles et de la Faune (“MRNF”).

The Company filed two exemption requests in November with the Ministère du Développement durable de l’Environnement et des Parcs (“MDDEP”), one for the use of the winter road to the Matoush camp, and the other for the exploitation of a sand pit smaller than 3 hectares (ha).

The Company filed a request for an authorization to mine without a lease for eight borrow pits smaller than 3 ha on the property. The material is required to pursue surface exploration work, repair the site access and build the landing strip.

Finally, a request for an authorization certificate to mine six borrow pits larger than 3 ha was filed with the regional MDDEP office in Rouyn-Noranda. This material is required for future underground exploration work.

Golder also finalised its limited impact study document. No field work took place between October and December 2009. The final Golder and SENES documents to be included in the overall underground exploration project impact study were submitted.

Finally, numerous translation contracts were granted in the last quarter of 2009 to comply with Quebec government requirements.

Community and Investor Relations

Throughout 2009, the Company continued to strengthen communications with the First Nations to inform them on the various stages of the MATOUSH PROJECT development. A technical presentation on mineral exploration was made to five representatives of the Grand Council of the Crees and two representatives of the Cree Mineral Exploration Board at the Company’s head office on February 10, 2009. This working session proved excellent, enabling those present to be well informed and to obtain clear answers to their questions and concerns.

An official meeting was held at the site on February 21, 2009. Twenty-three of the 26 participants were Cree, including four tallymen responsible of the trap lines in the Matoush project area. A similar meeting took place at the same time last year. Because they are directly on site, these meetings generate more dialogue.

Company management made two presentations, one to the Ministère des Ressources naturelles et de la Faune and the other to the deputy minister of mines and his entourage. A third presentation was made in Chibougamau to the MNA for Ungava.

These presentations and exchanges had two specific goals: to publicize the Matoush project overall, particularly its development stages, and to inform the main stakeholders on the various aspects of uranium, particularly potential concerns such as radioactivity, radon, health and safety and environmental protection.

In early April, the Company was an active participant and a major sponsor of the fourth annual Learning Together conference in Montreal, which brings together aboriginal communities from across Canada. Among other things, this conference aims to create strong links between First Nations communities and the mining industry. It allowed the Company to address questions from many participant on uranium projects. The presentations and the participation of a Company representative in discussion groups that included representatives from Cameco and the CNSC proved very beneficial.

On April 21, a meeting was held with the chief of the Mistassini band council to discuss the progress of the Matoush project, as well as the work remaining for the preparation of the underground exploration program.

At the end of April, a Company representative also met with the members of the Uranium Committee in Chibougamau to provide support in terms of the planning process and strategy for public meetings. This new committee has been set up by the board of directors of the regional committee of CREBJ for the purpose of informing the public on all aspects of uranium in an open, transparent process.

In addition to its various meetings, the Company retained the services of consultants to optimize its website in 2009. The website provides access to a broad range of information on the nature and characteristics of the MATOUSH PROJECT, the health and safety of the local population and workers and environmental protection. The website now also has pages on “News to Investors” and “News to the Communities” that provide up to the minute news on the MATOUSH PROJECT. Anyone interested can, for instance, consult the latest resource estimate or be notified of the most recent information document uploads. The site also provides new information files on interesting subjects related to uranium, such as environmental protection, transport, site restoration and health and safety programs. The site was updated out of a concern for transparency, so that the public, investors and anyone else interested in the project could find answers to questions they might have.

In the third and fourth quarter, to maintain direct contact with investors, the president and chief executive officer travelled to Europe three times and made several trips to Toronto and Montreal, where he attended numerous meetings to maintain direct contact with investors. He also gave media interviews, notably on Canal Argent, to inform investors and the public on MATOUSH PROJECT developments.

These initiatives show that the Company is pursuing its efforts to establish and maintain good relations and open, ongoing communications with local communities, the Cree community, investors, regulatory authorities and the general public.

In 2010, the Company plans to begin the environmental studies required for mill and tailings pond construction. These studies are required to obtain a mine construction permit.

Item 2 B. MISTASSINI PROPERTY

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

The Option Agreement provides for the Company to acquire a 60% interest in the uranium rights on the property by carrying out a total of $1.3 million in exploration expenditures over three years. The Company reimbursed Majescor for the cost of the drilling program completed in December 2007 and spent additional sums in exploration expenses on the property for a total firm commitment of $500,000 in Year 1 of the option. The remaining $800,000 in exploration expenses will be spent equally between Years 2 and 3.

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

The MISTASSINI PROPERTY consisted originally at the time of the letter of intent of 721 mining claims covering 391 km2. On November 3, 2008, the Company gave a 90 days notice to Majescor that it was no more interested to pursue exploration on 550 claims. As of November 24, 2008, Majescor and the Company executed a definitive agreement with an effective date of February 14, 2008. The Company maintained its option to acquire a 60% interest in the remaining 171 claims covering an area of 9,114.71 hectares.

On or about February 14, 2009, the Company had met its obligations of the First Anniversary of the Option Agreeement in spending more than $500,000 on exploration expenses on the Mistassini Property

Exploration work

The discovery hole drilled in 2002 by Majescor (MIST 02-08) on the MISTASSINI PROPERTY had intersected 0.20% U3O8 over 4.50 metres.

In December 2007, three holes were drilled by Majescor to verify the extension down dip of Lac Mantouchiche uranium prospect. The best intersection was obtained in Hole MIST-07-03, with 18.5 -metre grading 0.215% U3O8 near-surface.

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

This technical data has been approved by Jean-Pierre Lachance, P.Geo., Executive Vice President of Strateco Resources Inc., a qualified person as defined by NI 43-101.

As of June 2009, the Companyand Majescor Resources Inc.("Majescor”) began a drilling program at Majescor’s MISTASSINI PROPERTY. The MISTASSINI PROPERTY is host to the Lac Mantouchiche uranium showing where Majescor drilled an 18.5 -metre intersection grading 0.215% U3O8  near-surface in Hole MIST-07-03. The property is located in the Otish Mountains, 50 km southwest of the Company’s MATOUSH PROPERTY.

The principal objective of the 600 m drilling program, started in early June 2009, was to begin testing the strike and dip extensions of the Lac Mantouchiche uranium prospect. This drilling program was based on a target zone identified from a 1,200 line-kilometre helicopter-borne geophysical survey completed over the MISTASSINI PROPERTY for the Company in January 2009. Fugro Airborne Surveys Corp. carried out the survey.

The high resolution magnetic and electromagnetic survey was interpreted by Jeremy S. Brett of MPH Consulting Ltd, and identified an ESE-WNW trending km-scale structural lineament, coincident with the Lac Mantouchiche uranium showing. Drilling completed to date at the MISTASSINI PROPERTY, together with recently outlined geophysical targets, confirm the uranium mineralisation potential of the basement rocks near surface. The MISTASSINI PROPERTY lies along the Otish sedimentary basin’s proposed SW extension axis to the Papaskwasati basin, in the vicinity of a major basement fold axis. The Mantouchiche sedimentary outlier is entirely confined within the limits of the property, near the main uranium prospect.

As of July 2009 the Companyand Majescor obtainedthe preliminary results of a drill program recently completed on the Mistassini uranium property held by Majescor and located in the Otish Mountains of Quebec, 50 km southwest of the Company’s MATOUSHPROPERTY.

A new uranium-bearing zone was intersected in the immediate vicinity of the Lac Mantouchiche uranium showing (“Mantouchiche showing”). Drill hole MIST-09-03, drilled at -45°, intersected 11.0 metres grading 0.13% eU3O8 , including 0.9 metre at a grade of 1.03% eU3O8 . This new uraniferous zone is located in the hanging wall of the Mantouchiche showing, at a vertical depth of 32 metres. The Mantouchiche showing discovery hole, MIST-07-03, drilled an angle of -70° along the same section as hole MIST-09-03, had intersected 18.5 metres grading 0.215% U3O8 , at a vertical depth of 47 metres.

A second drill hole, MIST-09-04, drilled along the same section at -70°, confirmed the vertical extension of the new uranium-bearing zone, with an intercept of 13.9 metres grading 0.08% eU3O8  at a vertical depth of 40 metres, including a sub-intercept of 5.1 metres grading 0.186% eU3O8. The latter hole did not reach the extension of the Mantouchiche showing, inferred to be at about 170 metres vertical depth. The extension of the Mantouchiche showing was however intersected in drill hole MIST-09-03 at a vertical depth of 64 metres, with an intercept of 3.0 metres grading 0.08%  eU3O8  including 0.14% eU3O8  over 1.2metres.

The true width of the mineralized sections has not yet been determined. The equivalent uranium grades are obtained using a spectral probe. Analytical results are pending.

The drilling campaign on the MISTASSINI PROPERTY took place on a period of 18 days in June 2009. Seven holes were completed for a total of 786 metres.

The drill holes tested three areas in the immediate vicinity of the Mantouchiche showing, over a total strike length of 125 metres. Two drill holes were completed per section to test the strike extensions namely 50 metres to the west and 75 metres to the east of the Mantouchiche showing. Drill holes MIST-09-01, 02, 05 and 06, drilled to this end, intersected anomalous eU3O8 values. Drill holes MIST-09-03 and 04 were drilled along the same section as the discovery hole MIST-07-03. The strike extension of the new zone could not be confirmed by the last hole in the campaign, namely MIST-09-07, drilled along the same section as MIST-09-05 and 06.

Given the positive results of the drill campaign and following a structural and geological interpretation, further exploration work will be carried-out over the coming year. At first, a ground geophysical survey will be conducted to test for the possible presence of high-grade uranium lenses preferentially aligned along a north-south axis.

Item 2 C. APPLE PROPERTY

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

On the APPLE PROPERTY, an initial drilling program totalling 4,000 metres started. The 2008 budget for this property was of $2.3 million. Five twin holes covered a strike length of 1.1 km where the resource had been estimated by Inco, most of the program tested new radiometry anomalies identified by the helicopter-borne survey conducted by the Company in the fall of 2007.

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

The results of these first four holes provided the basis under Canadian National Instrument 43-101 (NI 43-101) for the technical report dated June 2, 2008 entitled: Technical Report on the Apple Project, James Bay Area, Northwestern Québec, Canada prepared for Strateco Resources Inc. NI 43-101 Report prepared by R. Barry Cook, M.Sc., P.Eng. and Paul Chamois, M.Sc., P.Geo. of Scott Wison Roscoe Postle Associates Inc. (Scott Wilson RPA).

Scott Wilson RPA was of the opinion that the Company’s Apple Project merited considerably more uranium exploration and a substantial work program was recommended. Scott Wilson RPA recommended work on the Phase I program, beginning as soon as practical in early summer 2008 and continuing through winter 2009. The Phase I program included: i) line cutting and ground geophysical surveys (magnetics, radiometrics, Induced Polarization (IP)) and geological mapping along the main Apple trend, ii) prospecting and sampling along the main Apple trend and investigating airborne radiometric anomalies elsewhere, and iii) diamond drilling primarily along the main Apple trend with a proposed budget of $4,176,000.

According to Scott Wilson RPA, a Phase II program were envisioned to begin in early summer 2009 and to consist of first pass definition drilling in the most attractive areas. Advancing to Phase II with a proposed budget of $6,011,000 would be however contingent upon positive results from Phase I.

Five holes totalling 1,263 metres (AP-08-05, 10, 11, 12 and 13) were drilled to verify the lateral extensions of the mineralized zones surrounded by Canico for the resource estimate done between the 4, 400 West and 1,100 West sections. To the exception of hole AP-08-13 drilled on the 4,000 West section, the other holes the Company drilled east of the 1,100 West section over a lateral distance of 790 metres, with an average spacing of 150 metres between holes, with the exception of hole most to the east, AP-08-10, distant of 370 metres with hole AP-08-11. (The 4.400 West and 1,100 West Sections can be seen on the Company’s website at www.stratecoinc.com.

Among those four holes, only Hole AP-08-10 did not intersect uranium mineralization. Hole AP-08-05 centered on an important radiometric anomaly, turned out to be conclusive with the intersection of three mineralized zones measuring from 3.7 metres to 7.1 metres in length with an average grade of 0.03% U3O8.

Holes AP-08-11 and AP-08-12 have each intersected two mineralized zones of an average length of 3.5 metres with grades oscillating between 0.02 and 0.06% U3O8 The best intersection was 0.06% U3O8 over 4.0metres in hole AP-08-12.

Hole AP-08-13 drilled on the 4,400 West section intersected the mineralization on thickness of 2.5 and 3.6 metres with an average grade of 0.04% U3O8.

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

In reason of the international financial crisis, the Company has decided not to drill on APPLE PROPERTY during winter 2009 and to concentrate its moneys and efforts on the MATOUSH PROJECT.

The Company did not conduct any exploration work on the Apple property in 2009.

Item 2 D. MONT-LAURIER URANIUM PROPERTY

Location and Access

The MONT-LAURIER URANIUM PROPERTY is located in Pérodeau Township, 40 kilometres northeast of Mont-Laurier, Québec in Canada. The property is easily accessible by paved road from Mont-Laurier.

Please see Figure 1 for the regional map indicating the location of the MONT-LAURIER URANIUM PROPERTY at page 7and the following Figure 5 for the location of the Company’s claims on this property.

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

Exploration Work

The Company initiated exploration work on the MONT-LAURIER URANIUM PROPERTY in the summer and fall of 2006.

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

Following this survey, prospecting was carried out on the most promising areas. This work primarily consisted of scintillometry prospecting over approximately 26 line-kilometres, blasting and collection of 73 samples in the Tom Dick area. Some 11.2 kilometres of line-cutting was done in the Lac Hanson area.

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

Even with the mixed results of the 2007 drilling program, the property still shows various exploration targets but the Company did not conduct any exploration work on this property in 2008 and in 2009 but claims have been renewed. The Company decided to write off this property in the financial statements as of December 31, 2008 as mentioned in Form 10-K for the exercise ended December 31, 2008 at Item 8: Financial Statements of an exploration stage company, Note 8 Deferred expenditures.

Item 2 E. QUÉNONISCA PROPERTY – ZN, PB, CU, AG

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

No significant work was carried out on the QUÉNONISCA PROPERTY since 2001. In 2008, the mining claims have been renewed but no exploration work was made on this property.

Item 2: NOTE Detailed uranium exploration analytical procedures

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

Sample processing includes the following steps:

1.	Samples are dried and jaw crushed to 60% passing -2 mm.

2.	A 100 g to 200 g subsample is split using a riffler.

3.	A ring and puck grinding mill pulverizes the subsample to 90% passing 106 microns. The mills are cleaned between samples using steel wool and compressed air.

4.

Uranium content is measured by inductively coupled plasma ICP 4-3 (near total tri-acid digestion using fluoric, nitric and perchloric acids followed by a dilute nitric acid bath), ICP 4-3R (partial aqua-regia digestion); fluorimetry on partial digestion is also used if total digestion of U3 O8 is less than 100 PPM.

5.

Samples done by ICP 4-3 also have the full package of trace elements run. Samples with greater than 1,000 ppm U3 O8 are also subjected to an aqua regia digestion before determination of U3 O8 wt% also by ICP and samples are also fire assayed for precious metals (Au, Pt, Pd).

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

Blanks

The regular submission of blank material is used to assess contamination during sample preparation and to identify sample numbering mistakes. Blanks are selected by the sampling technician under the guidance of the geologist. Blanks correspond to clean, non-radioactive, 1 m-long, fine-grained silicified sandstone samples. A blank is separately inserted every 14 samples by the Company’s sample technician. SRC’s system of sorting samples in ascending order of radioactivity helps eliminate significant contamination from preceding samples but also nullifies the use of blanks as contaminant assessment mechanisms. Nonetheless, submission of blanks inserted into the sampling sequence is used to asses sample numbering mistakes. The Company is currently reviewing the threshold for allowable trace uranium to be detected but blanks are considered acceptable if they contain less than 50 PPM. The Company is currently standardizing sample batches to ensure that approximately 3% of all samples in a batch are blanks.

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

Radiometric Assays (probing)

All completed drill holes are probed from collar to the end of hole by a geo-technician of the Company after allowing adequate time for washing to remove smear and ensuring proper radon diffusion to ambient background levels. The Company currently uses a Mount Sopris 2GHF triple gamma downhole probing tool which uses a combination of two Geiger-Müller detectors and a sodium iodide detector incorporated into one tool allowing accurate measurements of a variety of uranium mineralization types (from background levels to high grades). Data is collected every 5 cm going up hole.

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

Grade X Thickness (GT) estimates

All calculations for the grade x thickness (GT) estimates are based on instrument readings inside a water-filled drill rod string. Raw counts per second (CPS) data are compensated for the dampening effects of steel rods and water. For the 2GHF triple gamma tool, once a simple correction is applied to compensate for the spatial distribution of the detectors in the instrument, the values are smoothed by a moving average covering 70 cm centred on the depth of the instrument measurement to remove spurious short narrow peaks which are not considered representative. The results are triaged based on the ideal range of detection for both types of detectors. The sodium iodide detector readings are retained if they are below 6,000 CPS (i.e., low grades), and the sum of the Geiger-Müller detectors above this cut-off.

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

Finally, a highly-regarded outside independent specialist in the field of nuclear log analysis, Dr. Robert D. Wilson, reviewed and audited the probing procedures and methods used by the Company. Dr. Wilson concluded that the procedural methods are valid, and protocols are adequate for the remote environment in which the instruments are used.

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

Item 3: Legal Proceedings.

The Company is not involved in any legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders.

There was no matter submitted to security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	2009	2008	2007
Rate at end of Period	1.0461	1.2240	0.9881
Average Rate During Period	1.1549	1.0713	1.0750
High Rate	1.2995	1.2971	1.1852
Low Rate	1.0289	0.9717	0.9168

The high and low exchange rates for each month during the previous six months are as follows:

	September	October	November	December	January	February
	2009	2009	2009	2009	2010	2010
High rate	$1.1060	$1.0843	$1.0742	$1.0713	$1.0669	$1.0735
Low rate	$1.0615	$1.0289	$1.0458	$1.0400	$1.0260	$1.0419

On March 10, 2010, the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $ 1.00 USD=$1.0241CND.

The Company’s securities were traded in Canada as Strateco Resources Inc. (“RSC”) on the Bourse de Montréal Inc. from November 7, 2000 to September 30, 2001, on Canadian Venture Exchange (CDNX) from October 1, 2001 to May 15, 2002 and on TSX Venture Exchange, from May 15, 2002 to June 5, 2007. The Company graduated to the Toronto Stock Exchange on June 6, 2007.

The following table indicates prior sales of common shares in Canada in Canadian Dollars for the last three years on the TSX Venture Exchange until June 6, 2007 and from June 6, 2007 up to March 10, 2010 on the Toronto Stock Exchange.

2007	High	Low	Volume
First Quarter	$3.890	$2.170	58,241,235
Second Quarter	$4.000	$2.050	46,563,334
Third Quarter	$2.610	$1.400	51,358,227
Fourth Quarter	$3,460	$2,110	39,830,756
2008	High	Low	Volume
First Quarter	$3.150	$1.990	30,786,146
Second Quarter	$2.230	$1.520	19,577,013
Third Quarter	$1.740	$1.010	16,306,416
Fourth Quarter	$1.630	$0.400	25,418,930
2009	High	Low	Volume
First Quarter	$1.350	$0.550	21,155,059
Second Quarter	$1.300	$0.700	9,349,852
Third Quarter	$1.120	$0.650	24,303,906
Fourth Quarter	$0.920	$0.680	69,868,571
2010	High	Low	Volume
January 1st to January 31, 2010	$1.030	$0.800	8,056,444
February 1 to February 28, 2010	$0.850	$0.720	8,712,440
March 1 to March 10, 2010	$0.730	$0.670	5,900,222

On March 10, 2010, the closing bid price of the Common Shares on the TSX was $0.67 per share. The Company is not listed for trading on any securities exchange in the United States, and there has been no active market in the United States for the Common Shares except for over the counter quotations by Pink Sheets. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions and have not been taken into consideration in the preceding table.

Price Fluctuations, Share Price Volatility in Canadian dollars

Securities markets in Canada have experienced a high level of price and volume volatility in recent years, with many resource companies experiencing wide price fluctuations not necessarily related to operating performance or underlying asset values of such companies. The Company’s shares traded between $0.40 and $3.15 during the year 2008 and between $0.55 and $1.35 during the year 2009. The Company’s shares traded between $0.65 and $1.12 during the third quarter of 2009, between $0.68 and $0.92 during the fourth quarter of 2009 and between $0.67 and $0.73 from January 1, 2010 to March 10, 2010. No assurance can be made that the Company’s share price and volume will not continue to fluctuate materially.

(b) Holders

As of December 31, 2009, the Company has no holder of debentures and had 55 holders of record of which 11 were registered holders in the United States holding according to Computershare of Canada, holding approximately 1,000,634 common shares or 0.80% of the shares capital of the Company. CEDE & CO is holder of record in the United States and represents an unidentified number of holders residing in the United States of America, The Company had 44 registered holders in Canada holding 99.10% of the shares capital of the Company. The Company had only 1 registered holder in other countries.

(c) Dividends

The Company has not paid any dividend since its incorporation and does not anticipate as of March 10, 2010, the payment of dividends in the foreseeable future. At present, the Company’s policy is to retain earnings, if any, to finance exploration on its properties. The payment of dividends in the future will depend upon, among other factors, of the Company’s earnings, capital requirements and operating financial conditions.

(d) Equity compensation plan information as at December 31, 2009

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Stock option plan Equity compensation plans approved by security holders	4,310,500	$1.89	3,474,586
Equity compensation plans not approved by security holders	N.A.	N.A.	N.A.
Total:	4,310,500	$1.89	3,474,586

Recent sales of unregistered securities: use of proceeds from registered securities in Canadian dollars.

1. Private placement of December 7 and December 8, 2009 (1)

	Securities Sold	Price per flow-	Consideration
	(a)	through common	©
		share
		(b)
Date of placements	Flow-through common shares
2009/12/07 (1)	2,000,000	$1.00	$2,400,000.
2009/12/08 (1)	400,000	$1.00	$400,000
2009/12/08	100,000	$1.00	$100,000.
Total:	2,500,000		$2,500,000

2.Private Placement dated January 27, 2010 (2)

	Securities Sold					Price	Consideration
	(a)					(b)	(c)
Date	Units	Common	Warrants	Expiry	Exercise price	Price per Unit	Total:
		shares	included in	Date of	of Warrants
		included in	the Units	Warrants
the Units
2010/01/27	100,000	100,000	50,000	2013/01/27	$1.00 – 0 to 24 months $1.05 – 24 to 36 months	$0.95 per Unit	$95,000

Date	Convertible	Subscription	Maturity	Conversion	Warrants	Expiry	Exercise
	Notes	price	Date	of Notes	accompanying	date of	price
					the Notes	warrants
2010/01/27	14,905	$14,905,000	2015/02/27	1,053 common shares per Note Total: 15,689,474 common shares	7,844,737	2013/01/27	$1.00 – 0 to 24 months $1.05 – 24 to 36 months

Date	Securities Sold (a) Transaction Fee Units	Common shares included in the Units	Warrants included in the Units	Expiry Date of Warrants	Exercise price of Warrants	Price (b) Price per Unit	Consideration ( c ) 5% of gross proceeds in Transaction Fee Units
2010/01/27	789,474	789,474	394,737	2013/01/27	$1.00 – 0 to 24 months $1.05 – 24 to 36 months	$0.95	$750,000

(1)

As reported in Form 8 K dated December 15, 2009 and in the table above, on December 8, 2009 the Company completed in Canada a non-brokered private placement for a total flow-through financing of $2,500,000. The Company issued in this private placement a total of 2,500,000 flow-through common shares at the price of $1.00 per share. This private placement was made with three (3) subscribers from the Province of Ontario in Canada. Each subscriber qualified as an accredited investor. Strateco realised this private placement with one insider holding more than 10% of the share capital of Strateco through one fund and one accredited investor that are related for an aggregate amount of $2.4M and another accredited investor for an amount of $100,000.

The flow-through proceeds will be used by the Company to incur eligible exploration expenses on its MATOUSH PROJECT including MATOUSH, MATOUSH EXTENSION, ECLAT AND PACIFIC BAY - MATOUSH PROPERTIES and also on the MISTASSINI PROPERTY, all located in the Province of Quebec in Canada.

The Company paid to third parties a total amount of $100,000 as Finders’ fees.

(2)

As reported in Form 8-K dated February 1, 2010 and in the table above, the Company concluded in Canada a non- brokered private placement for a financing of $15,000,000 (“Private Placement”). Sentient Executive GP III Limited subscribed on behalf of two funds from Cayman Islands (“Sentient”) is an independent society managing funds having investments totaling more than US$1.3G in natural resources sector.

The Company issued in this Private Placement a total of 100,000 Units at the price of $0.95 per Unit for a total subscription price of $95,000. Each Unit is comprised of one common share and half of one share purchase warrant for a total of 50,000 warrants related to the Units. Each warrant (Warrant) gives the right to its holder to acquire a common share of the Company for a period of three years at the exercise price of $1.00 per share for the first 24 months and at the price of $1.05 per share for the next twelve months.

In this Private Placement, the Company also issued a total of 14,905 unsecured convertible Notes. Each Note is subscribed at a $1,000 principal amount for a total subscription price at Closing in the amount of $14,905,000. Each tranche of $1,000 in Notes is accompanied by 527 Warrants for a total of 7,844,737 Warrants related to Notes. Each Warrant related to Notes gives the right to its holder to acquire a common share of the Company for a period of three years at the exercise price of $1.00 per share for the first 24 months and at the exercise price of $1.05 per share for the next twelve months.

The Notes do not bear interest and will mature five years plus one month after Closing, on February 27, 2015. At the option of Sentient, any time during this period, the Notes may be repaid by the Company by conversion of the Notes into common shares, at a conversion price of $0.95 per share and at the rate of 1,053 common shares per $1,000 principal amount of Notes for a total of 15,689,474 common shares.

Subject to subsequent regulatory approvals, upon occurrence of specific events, the Notes conversion price could be eventually adjusted pursuant to formula set forth in the Notes Certificates. The Company holds also the option no more than 60 days prior to Maturity date to repay the Notes in issuing common shares at a conversion price to be established according to a formula based on the market price then in effect. The Notes are not redeemable by the Company, except under specific conditions set forth in the Notes Certificates.

The Company has agreed to pay, to Sentient, transaction fees equal to 5% of the gross proceeds of the Private Placement. These transaction fees in the total amount of $750,000 will be paid in the corresponding number of Units for a total of 789,474 Transaction Fee Units representing a total 789,474 common shares and 394,737 Warrants. Transaction Fee Units are issued upon the same terms and conditions as the other Units in the Private Placement.

The common shares issued with the Units and the Transaction Fee Units or upon exercise of the Warrants or conversion of the Notes cannot be traded for a period of four months plus one day following the closing date.

Subject to compliance with the TSX rules and policies in Canada and the conditions set forth in the subscription agreements, Sentient has the option for a period of 5 years and one month after Closing to subscribe in Strateco’s future equity financings, sufficient securities to maintain a 5% holding position in the Company.

In reason of Sentient’s substantial investment, Strateco management has agreed to recommend the election of a Sentient Group representative to the Company’s Board of Directors.

The Company intends to use the net proceeds of the transaction to finance exploration work, mainly for the acquisition of materials and infrastructure for its Matoush uranium project located in the Otish Mountains in the Province of Québec, Canada.

The Company negotiated this transaction at arm’s length with Sentient. However, following the Closing, Sentient would be deemed to be a new insider of the Company in assuming that it could hold directly and indirectly upon conversion of the Notes and upon exercise of Warrants, an interest of 24,868,422 common shares, or 16.48% of the total issued and outstanding common shares of the Company.

(d)	Exemption from registration

For the private placement concluded on December 7 and 8, 2009, no form of general solicitation or general advertising, as such term is defined under the U.S. Securities Act (including advertisements, articles, notices or other communications published in any newspaper, magazine or similar media or broadcast over radio or television or any seminar or meeting whose attendees had been invited by general solicitation or general advertising), was used by the Company or. to the best of its knowledge, any other person acting on behalf of the Company on, in respect of or in connection with the offer and sale of the flow-though common shares, in the United States or elsewhere or to citizens or residents of the United States or elsewhere.

Neither the Company nor any person authorized to act on its behalf has sold or offered for sale any flow-through common share or solicited any offers to buy any flow-though common shares in violation of Section 5 of the U.S. Securities Act or Canadian or other securities laws. The transactions were exempt from the registration requirements of the U.S. Securities Act and all other applicable securities laws, including Canadian securities laws pursuant to section 2.3 (2) of Canadian National Instrument 45-106 entitled: Regulation 45-106 respecting prospectus and registration exemptions (“NI 45-106”) for two subscribers and both sections 2.3(2) and 2.10 (2) of NI 45-106 for the third subscriber.

For the private placement closed on January 27, 2010, no form of general solicitation or general advertising, as such term is defined under the U.S. Securities Act (including advertisements, articles, notices or other communications published in any newspaper, magazine or similar media or broadcast over radio or television or any seminar or meeting whose attendees had been invited by general solicitation or general advertising), was used by the Company or. to the best of its knowledge, any other person acting on behalf of the Company on, in respect of or in connection with the offer and sale of the common shares, in the United States or elsewhere or to citizens or residents of the United States or elsewhere.

Neither the Company nor any person authorized to act on its behalf has sold or offered for sale any common share or solicited any offers to buy any common shares in violation of Section 5 of the U.S. Securities Act or Canadian or other securities laws. The transactions were exempt from the registration requirements of the U.S. Securities Act and all other applicable securities laws, including Canadian securities laws. The transactions were exempt from the registration requirements of the U.S. Securities Act and all other applicable securities laws, including Canadian securities laws pursuant to section 2.10 (2) of Canadian National Instrument 45-106 entitled: Regulation 45-106 respecting prospectus and registration exemptions (“NI 45-106”) for both subscribers.

(e)	Terms of conversion or exercise.

In the Private Placement closed on January 27, 2010, each warrant accompanying the Units, Transaction Fee Units and the Notes gives the right to its holder to acquire a common share of the Company for a period of three years at the exercise price of $1.00 per share for the first 24 months and at the price of $1.05 per share for the next twelve months.

At the option of Sentient, any time during this period, the Notes may be repaid by the Company by conversion of the Notes into common shares, at a conversion price of $0.95 per share and at the rate of 1,053 common shares per $1,000 principal amount of Notes for a total of 15,689,474 common shares.

(f) Use of proceeds in Canadian dollars

During the year ended December 31, 2009, the Company in order to conduct exploration works on its properties used sums from proceeds obtained from the private placements consisting of non flow-through proceeds realized in the year 2007, in the remaining amount of $18.9M as of January 1, 2008, the amount of $197,700 representing the sums obtained from the exercise of stock options and warrants during the year 2008 and the sum of tax credits for exploration expenses in the amount of $7,394,153. Other proceeds were realised late in the year 2008 from flow-through financing in the amount of $8M. In 2009, the Company realised a private placement of $2.5 M. Therefore the Company had obtained since the year 2007, a total approximate amount $36.9 M of net proceeds. The use of proceeds for exploration expenses and acquisition of properties for the first three quarters of the year 2009 have been disclosed in Forms 10 Q for the periods ended March 31, June 30 and September 30, 2009.

Proceeds have been used in the last quarter of the period in the following manner: A total amount of $3,339,716 has been spent on exploration of MATOUSH, MATOUSH EXTENSION, ECLAT PROPERTY, an annual payment of $100,000 pursuant to the Option Agreement on PACIFIC BAY-MATOUSH, APPLE and MISTASSINI properties, $96,000 on the acquisition of an interest in ECLAT and $8,441,128 on working capital expenses. The Company anticipates possibly using the proceeds for other projects if the results obtained do not justify further expenses and the Company reserves the right to reallocate the use of proceeds as it deems appropriate in the best interests of the Company and its shareholders.

The Company conducted during the last quarter of 2009 exploration works on MATOUSH PROPERTY 3,054,920 representing 8.20% of the issuer’s net offering proceeds in the approximate amount of $36.9 M for the year 2009. A summary of exploration works conducted during this reporting period on the MATOUSH PROPERTY can be consulted in the section Item 2: Properties and Item 7: Management Discussion and Analysis of Financial Position.

The Company also spent during the fourth quarter period exploration related expenses in the amount of $183,777 on ECLAT PROPERTY, and $96,000 as the last condition for the acquisition of a 100% interest in the property ECLAT on June 15, 2009 on all minerals except diamonds as discussed in details in Item 2: Properties, $13,198 on PACIFIC BAY-MATOUSH PROPERTY and $100,000 for the acquisition of an interest of 60% in the property pursuant to the Option Agreement, of $71,655 on Mistassini Property, each amount representing less than 5 % of the issuer’s net offering proceeds.

Agreements to issue securities for acquisition of properties

On or about October 27, 2009, the Company issued 40,000 common shares to Pacific Bay Minerals Ltd (“Pacific Bay”) pursuant to an agreement with Pacific Bay allowing the Company to earn a 60% interest in PACIFIC BAY MATOUSH PROPERTY further detailed in Part I Item 2 Properties MATOUSH PROJECT A.2 PACIFIC-BAY MATOUSH property.

This private placement is exempted from registration in the United States pursuant to sections 4 (2) and 5 of the Securities Act 1933.

Director’s fees in Canadian dollars

The Company paid payments in the last quarter to independent directors fixed fees for their presence to the Board of Directors Meetings and Audit committee meetings in the amount of $5,400 for a total amount during the year of $23,400 (See Item 10 Executive Compensation for U.S. dollar amounts and details).

Item 6 Selected Financial Data.

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

	2009	2008	2007	2006	2005
Rate at end of Period	1.0461	1.2240	0.9881	1.1652	1.1656
Average Rate during Period	1.1549	1.0713	1.0750	1.131	1.2115
High Rate	1.2995	1.2971	1.1852	1.172	1.2703
Low Rate	1.0289	0.9717	0.9168	1.099	1.1507

Selected financial information for the five preceding years ended December 31, 2009, 2008, 2007, 2006 and 2005 is shown in the following table:

FOR THE PAST FIVE FINANCIAL YEARS in Canadian Dollars

	2009-12-31	2008-12-31	2007-12-31	2006-12-31	2005-12-31
		(Restated)	(Restated)	(Restated)
	$	$	$	$	$
Total income	54,049	446,328	963,895	264,008	2,246
Expenses
General and administrative expenses	1,529,121	1,297,654	1,714,447	1,497,857	1,120,470
Stock-based compensation	543,199	1,089,533	1,377,348	244,541	79,600
Write-down of deferred expenditures and mining properties	-	356,690	-	-	-
Unrealized loss (gain) on changes in fair value of investment-	(10,000)	265,000	-	-	-
Future income taxes benefits	525,000	1,028,000	1,973,321	(689,200)	374,600
Net loss	1,483,274	1,534,549	154,579	2,167,590	823,224
Net loss per share, basic and diluted	0.012	0.013	0.001	0.027	0.020
Current assets	10,295,244	1,695,007	28,884,998	11,561,056	1,383,442
Total assets	61,655,744	59,562,068	52,744,147	15,270,641	4,731,443
Current liabilities	1,854,116	1,396,939	1,162,814	1,555,924	700,951
Working capital	8,441,128	15,562,068	27,722,184	10,005,132	682,491
Shareholders’ equity	58,177,106	56,488,651	50,829,333	13,798,717	4,006,092
Number of outstanding shares	121,806,432	119,266,432	114,167,867	96,373,367	61,771,257
Number of outstanding stock options	4,310,500	3,314,500	2,106,500	928,000	2,248,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Scope of management’s financial analysis

The following analysis should be read in conjunction with the audited financial statements of the Company, Strateco Resources Inc. an exploration stage company and notes thereto for the years ended December 31, 2009 and 2008. The financial statements were prepared in accordance with Canadian generally accepted accounting principles (GAAP) with a note of reconciliation to U.S. GAAP at Note 23 of the Financial Statements.

Forward-looking statements

Certain statements other than purely historical information, including estimates, projections, statements relating to the business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The management ability to predict results or the actual effect of future plans or strategies is inherently uncertain. There can be no assurance that such statements will prove to be accurate. Factors that could cause future results, activities and events to differ materially from those expressed or implied by such forward-looking statements include the volatility of uranium prices, risks inherent in the mining industry, uncertainty in the estimation of mineral resources and additional financial requirements, as well as the Company’s ability to secure such financing.

2009 highlights in Canadian dollars

The Company had an excellent year in 2009. The sustained efforts of its highly qualified, dedicated team resulted in considerable progress on the MATOUSH PROJECT development, thanks to its strong potential and very high, consistently-impressive grades.

In terms of exploration, the Company focused on the development of its best uranium project, the MATOUSH PROJECT. Located in the Otish Mountains of northern Quebec, about 275 km north of Chibougamau, the project comprises the MATOUSH, MATOUSH EXTENSION, ECLAT and PACIFIC BAY-MATOUSH properties as described in details in Item 2: PROPERTIES.

Once again, work yielded very good results, in particular the discovery of new mineralized zones on the Eclat property. These results confirmed the enormous potential for increasing the resource on the MATOUSH and ECLAT properties along the Matoush fault, which extends over a distance of more than 15 km. Consequently, the 2009 surface exploration program was augmented from 30,000 to 35,000 metres of drilling.

According to the most recent update of resource estimate by Scott Wilson Roscoe Postle Associates Inc. (“Scott Wilson RPA”) dated September 18, 2009, the indicated resource at the MATOUSH PROPERTY has doubled in 12 months to 436,000 tonnes grading 0.78% U3O8 containing 7.46 million pounds of U3O8. The inferred mineral resource is estimated at 1.16 million tonnes grading 0.50% U3O8 containing 12.78 million pounds of U3O8. These results attest to the robustness of the Matoush deposit, and have raised the bar much higher in terms of attainable objectives.

Due to the ever-growing potential of the MATOUSH PROJECT, the Company’s objective is now to determine the possibility of reaching 60 million pounds of U3O8.

On the engineering front, 2009 was marked by the completion of multiple detailed plans required for the MATOUSH PROJECT underground exploration program. The Company finalized the technical documentation and applied to the

Canadian Nuclear Safety Commission (CNSC) for the licence required to begin driving the exploration ramp. Once it obtains this licence, the Company will become the first company in Québec, Canada in this uranium cycle to advance a uranium exploration project to the underground exploration stage.

The Company also completed and filed the hefty environmental impact study for the underground exploration phase of the MATOUSH PROJECT. The completion of this study is a major step forward for the MATOUSH PROJECT, particularly as the study concludes that the project will have a negligible impact on workers, the local population and the environment. The study contents will be presented and discussed at public hearings to be held in Quebec, Canada on dates set jointly by the provincial review committee (“COMEX”), which administers the James Bay Agreement, and the federal review panel (“COFEX”).

The Operations and Engineering department also obtained the permit required to build a landing strip on the MATOUSH PROPERTY. The strip will facilitate the transportation of the manpower and equipment required for operations at the MATOUSH PROJECT site to move forward.

Despite financial market woes, the Company closed two major financings in 2009. The month of December started with the closing of a $2.5 million financing and ended with discussions that led to the closing of a $15 million financing in January 2010.

On June 9, 2009, the Company’s Board of Directors appointed Ingrid Martin, CA, as the Company’s new Treasurer and Chief Financial Officer.

Finally, throughout 2009, there were multiple initiatives aimed at maintaining and strengthening communications with the Mistissini Cree and citizens of Chibougamau and Chapais in Quebec, Canada. The opening of offices in Mistissini and Chibougamau, the creation of the position of Community Affairs Manager and involvement in the Conférence régionale des élus de la Baie-James (“CREBJ”) are just some indications of how important openness, transparency and the dissemination of information are for the Company. The Company took the measures required to publicise the main aspects of the MATOUSH PROJECT, demystify uranium and respond to the public’s questions and concerns.

Projects and new acquisitions

At December 31, 2009, the Company had a portfolio of five wholly-owned mining properties and an interest in and options on three mining properties in Quebec. These properties total 1,068 claims for a total area of 56,747 hectares (567km2).

ECLAT Property

The Company acquired a 100% interest in the 90 claims of the ECLAT property for all mineral substances except diamonds on June 15, 2009, when it made the final $96,000 payment before the fourth anniversary of the date of the agreement signed on July 6, 2005 with Vija Ventures Corporation (Vija). The property is subject to a 2% NSR royalty on any production, payable to Vija for all minerals except diamonds, and a 2% share of the gross proceeds from the future sale or disposition of the carbon emissions rights related to uranium production on the property, payable to Vija.

PACIFIC BAY-MATOUSH Property

On October 22, 2009, the Company notified Pacific Bay Minerals Ltd. (“Pacific Bay”) that it had incurred cumulative exploration expenses of $1.5 million before the date of the second anniversary of the option and joint venture agreement dated October 29, 2007, and completed more than the required cumulative minimum of 5,000 metres of drilling on the PACIFIC-BAY MATOUSH property.

Pursuant to the terms of the agreement, the Company also issued 40,000 common shares at $0.86 per share to Pacific Bay on that date, as well as a cash payment of $100,000.

To acquire an undivided 60% interest in the PACIFIC BAY-MATOUSH property, the Company must still issue a total of 120,000 common shares, make cash payments totalling $300,000, incur an additional $1.5 million in exploration expenses and complete an additional 5,000 metres of drilling before the fourth anniversary of the date of the agreement.

MISTASSINI Property

The Mistassini property located in the Otish Mountains at about 40 km south west of MATOUSH PROPERTY .consists of 171 claims covering a surface area of 9,114.47 hectares (91.15 km2).

On November 24, 2008, the Company and Majescor Resources Inc. (“Majescor”) signed an option and joint venture agreement retroactive to February 14, 2008, for the Company to earn an undivided 60% interest in Majescor’s uranium rights on the Mistassini property by incurring an aggregate of $1.3 million in exploration expenditures over three years for a total firm commitment of $500,000 for Year 1 of the option. The remaining $800,000 in exploration expenses will be incurred equally in Year 2 and Year 3.

Northern Superior Resources Inc. which holds 100% of rights on diamonds and 50.5% of minerals rights other than uranium in the Mistassini property, is entitled upon production to a 2.0% Yellow Cake Royalty.

As of February 14, 2009, on the first anniversary of the Option Agreement, the Company had met its obligations in spending more than $500,000 in exploration expenses on the Mistassini property.

Strategy and action plan

The Company plans to sustain and accelerate its efforts to achieve its objectives of increasing the uranium resource on its wholly-owned MATOUSH property and becoming the first Quebec company and first so-called junior company in Canada in this cycle, meaning in nearly 25 years, to advance a uranium exploration project to the underground exploration stage.

To do this, the Company is relying on an aggressive drilling program and a highly qualified team with an enhanced understanding of the MATOUSH PROJECT geology.

Management is also proud of the new update of the resource estimate by Scott Wilson RPA. The estimate provides yet more evidence of the very important potential of the MATOUSH PROPERTY and the Company’s promising future.

Given the demonstrated potential for resource growth, the number of metres to be drilled in the coming years should be increased substantially. Consequently, for 2010 and 2011, management plans to conduct a surface drilling program of 60,000 metres per year along the Matoush fault, which has been traced by drilling over a distance of more than 15 km. This program will be carried out in parallel with the underground exploration work, and will focus on of systematic exploration of the structure. The results of the surface drilling program should allow the maximum capacity of the Matoush ore processing plant to be established.

The objectives set by management in 2006 have been met. With the latest resource estimate and drilling now underway and likely exceed 120,000 metres over the next two years, management now has a much more ambitious goal, which is to outline 60 million pounds of U3O8for future production of over 2.5 million pounds of U3O8 per year. The final mill production capacity will, however, only be determined on the basis of the resource defined in 2011.

In addition, as of 2011, the Company plans to accelerate the mine construction permitting process by starting the environmental studies required for tailing pond construction.

In terms of communications, the Company intends to maintain and strengthen communications with the First Nations and residents of the municipality of James Bay. To do so, it will continue to organize various meetings and information sessions.

The Company also accords a high priority to public and investor information, knowing that information disclosure is essential to the success of the project. The Company will therefore take the measures required to ensure that all project work and activities are part of an open, transparent process.

The exploration budget for the year 2010 is of $1,600,000 to cover general and administrative expenses and approximately $28.2 million to pursue the exploration programs planned for the remaining of fiscal year 2010.

The Company plans to carry out 60,000 metres of surface drilling per year in 2010 and 2011, in parallel with underground exploration work. The results of the surface drilling program should allow the maximum capacity of the Matoush ore processing plant to be established.

In fiscal year 2009, the Company received $8.3 M in exploration credits and received amounts from financing of $2.5 M in December 2009. As of December 31, 2009, the annual cash flow for investing activities was of $9.2M for the year 2009.

The Company’s exploration activities are all concentrated in Quebec, considered to be amongst the most favourable regions in the world for mine development, considering credits and the absence of political risks.

The Company is eligible for combined exploration tax credits in Quebec and Canada equal to approximately 50% of surface exploration expenses until such time as it achieves commercial producer status.

Liquidity

The Company’s working capital stood at $8,441,128 at December 31, 2009 ($15,562,068 at December 31, 2008). On January 27, 2010, the Company closed a private placement with Sentient of 100,000 units for an amount of $95,000 and $14,905,000 of convertible notes accompanied by common share purchase warrants.

In fiscal 2009, the Company did not receive any proceeds from the exercise of stock options,( $9,500 in 2008 ) and did not receive any proceeds from the exercise of warrants ( $ 188,200 in 2008).

The Company does not have any debt or investments in asset-backed commercial paper.

The Company’s investment activities primarily consist of funds used in exploration work and the addition of properties. The Company is entitled to a refundable tax credit for resources for up to 38.75% of eligible expenses, and a credit on mining duties refundable for losses of 12% of eligible expenses incurred. During 2009, the Company cashed $8,310,361 in tax credits for resources ($7,394,153 in 2008).

The 2010 budget is approximately of $1.6 million to cover general and administrative expenses and approximately $28.2 million to pursue the exploration programs planned for the remaining of fiscal year 2010.

Management is of the opinion that the Company requires more funding before the end of the year. In the past, the Company has been able to rely on its ability to raise financing through public and private equity offerings. In addition, once its interests on the MISTASSINI and PACIFIC-BAY-MATOUSH properties are acquired, the Company will be able to explore and develop further theses properties through joint-venture participation.

The Company expects to spend $28.2 million on the Matoush Project including approximately $8M on drilling.

Outstanding Share Data

The Company is authorized to issue an unlimited number of common shares without par value.

The Company has a stock option plan for its officers, directors, key employees, consultants and suppliers’ employees. The board of directors sets the conditions for acquiring the common stock options according to quantity and exercise price, for a maximum term of five years. The strike price of the options granted may not be less than the market price, which corresponds to the weighted average price based on the volume and value of the shares traded on the Toronto Stock Exchange for the five days preceding the option grant. The options granted are valid for a period established by the board of directors, not to exceed five years from the date the options are granted. At December 31, 2009, the number of common shares reserved for common stock option grants was 10,654,586. The maximum number of options that can be granted to any participant may not exceed 5% of the issued and outstanding shares of the capital stock.

As at December 31, 2009, the Company had 121,806,432 shares (119,266,432 at December 31, 2008) and 4,310,500 stock options issued and outstanding, of which 4,159,833 were exercisable at prices from $0.20 to $3.37 each, with expiry dates ranging from December 20, 2010 to September 14, 2014. In fiscal year 2009, the Company granted 1,077,500 (1,363,500 in 2008) stock options to officers, directors, consultants and employees of the Company’s suppliers. These options have an exercise price of $1.00 per share for a five-year period.

Of the total number of stock options granted, 4,159,833 stock options can be exercised and 143,667 stock options cannot be exercised as of December 31, 2009. During the year 2009, 81,500 stock options were annulled 90 days after the end of employment of a management company’s employees. These stocks options can be replaced in the reserve which as of December 31, 2009 totalled 3,488,586 stock options not yet granted.

As at December 31, 2009, the Company had no outstanding warrant.

As it appears at the following table, as at March 10, 2010, following the private placement of January 27, 2010, the Company had 122,695,906 common shares issued and outstanding, 8,289,474 warrants outstanding representing a total of 8,289, 474 underlying common shares reserved on the TSX. The Company has also reserved on the TSX for eventual conversion of 14,905 Notes a total of 15,689,474 common shares. On that date, following grants to employees of a Company’s suppliers a total number of 4,354,500 stock options were outstanding.

OUTSTANDING OR RESERVED SHARE DATA

On March 10, 2010
Number
Common shares outstanding	122,695,906
Reserved shares for eventual exercise of outstanding Stock options	4,354,500
Reserved shares for eventual exercise of outstanding Warrants	8,289,474
Reserved shares for eventual conversion of outstanding Notes	15,689,474
Outstanding or reserved common shares- diluted	151,029,354

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

Capital resources

The Company has no material commitments for capital expenditures as of the end of the latest fiscal period.

Results of Operations

SELECTED INFORMATION AND OPERATING RESULTS

	2009	2008	2007
	$	$	$
Income – Interest	54,046	446,328	963,895
Expenses
General and administrative expenses	(1,529,121)	(1,297,654)	(1,714,447)
Stock-based compensation	(543,199)	(1,089,533)	(1,377,348)
Fair value variation for financial instruments held for trading	10,000	265,000	-
Write-off of deferred expenditures and mining properties	-	(356,690)	-
Future income taxes benefits	525,000	1,028,000	1,973,321
Net loss	(1,483,274)	(1,534,549)	(154,579)
Net loss per share, basic and diluted	(0.012)	(0.013)	(0.001)

	As of December 31
	2009	2008	2007
	$	$	$
Total assets	61,655,744	59,761,590	52,744,147

Long term liabilities
Obligation under capital lease	171,522	-	-
Future income tax	1,293,000	1,876,000	752,000
Asset retirement obligation	160,000	-	-
	1,624,522	1,876,000	752,000

The interest income is lower in 2009 than in 2008 and 2007 due to a combination of lower interest rates and lower level of cash invested. As at December 31, 2009, the Company has one term deposit of $1,000,000 earning a 0.40% interest while as at December 31, 2008 deposits term of $9,500,000 were earning between 2.20% and 2.35% interest. As at December 31, 2007 deposits term of $18,000,000 were earning between 4.35% and 4.56% interest.

The Company posted a net loss of $1,483,274 for the financial year 2009, compared to a net loss of $1,534,549 for the previous year and a loss of $154,579 for the fiscal year ended December 31, 2007.

In 2009, 1,077,500 options (1,363,500 in 2008 and 1,499,000 in 2007) were granted and their fair value (determined using the Black-Scholes’option-pricing model) were established at $0.41 per option ($0.7627 in 2008 and $1.3110 in 2007). In 2009, the stock-based compensation cost was recognized in the statement of operations and an amount of $169,945 (nil in 2008 and 2007) was capitalized against the deferred expenditures.

General and administrative expenses were kept in essence at the same level except for Company’s increased activities in 2009 in investor relations and legal and audit expenses

On January 14, 2008, the Company acquired 1,000,000 units of Pacific Bay Minerals Limited (“Pacific Bay”) at $0.30 per unit, for $300,000. As of December 31, 2008, the value of the investment decreased to $35,000. As of December 31, 2009, the value of the investment is $45,000.

EXPLORATION EXPENSES

Exploration expenses for the year ended December 31, 2009	Matoush	Matoush Extension	Eclat	Apple	Pacific Bay- Matoush	Mistassini	Total
	$	$	$	$	$	$	$
Balance beginning of period	22,864,066	456,320	669,376	1,252,357	422,741	293,215	25,958,075
Additions
Consultants and subcontractors	3,506,561	24,661	55,919	90,363	58,361	64,593	3,800,458
Infrastructure, access roads, fuel depot and others	1,933,886	-	-	-	4,124	45,625	1,983,635
Drilling	2,873,116	-	503,583	2,299	507,183	117,363	4,003,544
Transport and fuel	955,169	-	-	1,208	59,654	83,400	1,099,431
Geophysics	-	-	-	-	-	100	100
First aid	29,140	-	-	-	-	-	29,140
Laboratory and analysis	389,534	-	-	-	12,600	-	402,134
Travel and lodging	1,522,891	-	-	365	15,971	21,086	1,560,313
Nuclear permits	1,235,286	-	-	-	-	-	1,235,286
Management fees	474,948	-	49,785	2,280	60,585	41,066	628,664
Supplies and equipment rental	409,524	-	-	-	-	-	409,524
Rolling equipment maintenance	158,122	-	-	8,415	2,900	-	169,437
General expenses	356,408	-	-	2,027	1,300	-	359,735
Environment	854,999	-	-	-	-	-	854,999
Stock-based compensation	169,945	-	-	-	-	-	169,945
Amortization of property and equipment	486,725	-	-	53,611	-	-	540,336
	15,356,254	24,661	609,287	160,568	722,678	373,233	17,246,681
Credit for mining duties and other exploration credits	(6,071,922)	(27,641)	(280,882)	(10,853)	(332,842)	(175,729)	(6,899,869)

Net increase	9,284,332	(2,980)	328,405	149,715	389,836	197,504	10,346,812

Balance end of period	32,148,398	453,340	997,781	1,402,072	812,577	490,719	36,304,887

Pursuant to the financing closed on October 1, 2008, the Company had to incur expenses of $8,000,000 on the Matoush and Apple projects by December 31, 2009. As of December 31, 2008, $3,147,744 was spent and as of December 31, 2009, the residual engagement was spent. Therefore, the full exploration expenses commitment was met on the $8,000,000 flow-through financing.

Pursuant to the financing completed on December 8, 2009, the Company had to incur expenses of $2,500,000 on the Matoush project by December 31, 2010. On December 31, 2009, $643,327 exploration expenses were incurred of which $26,740 were disbursed.

Exploration expenses for the year ended December 31, 2008	Matoush	Matoush Extension	Eclat	Apple	Pacific Bay- Matoush	Mistassi- ni	Mont- Laurier + Prospec- tion	Total
	$	$	$	$	$	$	$	$
Balance beginning of period	11,545,831	346,265	268,742	69,526	149,434	-	332,353	12,712,151
Additions
Consultants and subcontractors	4,006,174	15,370	33,807	507,468	65,112	81,501	17,101	4,726,533
Infrastructure, access roads, fuel depot and others	871,709	-	-	336,659	193	-	-	1,208,561
Drilling	7,058,631	129,142	340,877	466,418	221,462	73,099	-	8,289,629
Transport and fuel	1,830,237	27,875	5,245	234,743	169,606	150,654	-	2,418,360
Geophysics	700	-	-	10,682	-	180,000	-	191,382
First aid	188,555	-	-	1,540	-	-	-	190,095
Laboratory and analysis	672,999	14,542	29,206	83,472	8,496	15,644	-	824,359
Travel and lodging	1,563,397	-	-	294,677	-	40	225	1,858,339
Management fees	1,115,804	17,256	37,006	141,089	40,076	28,929	430	1,380,590
Supplies and equipment rental	558,826	-	1,950	-	-	-	-	560,776
Rolling equipment maintenance	107,179	-	-	44,359	-	-	-	151,538
General expenses	149,201	-	4,500	16,277	1,144	431	4,175	175,728
Amortization of property and equipment	424,623	-	-	43,769	-	-	-	468,392
	18,548,035	204,185	452,591	2,181,153	506,089	530,298	21,931	22,444,282
Credit for mining duties and other exploration credits	(7,229,800)	(94,130)	(51,957)	(998,322)	(232,782)	(237,083)	(7,594)	(8,851,668)
Write-off	-	-	-	-	-	-	(346,690)	(346,690)

Net increase	11,318,235	110,055	400,634	1,182,831	273,307	293,215	(332,353)	13,245,924

Balance end of period	22,864,066	456,320	669,376	1,252,357	422,741	293,215	-	25,958,075

Off-balance sheet arrangements

The Company does not have any off balance-sheet arrangements.

Tabular disclosure of contractual obligations as of December 31, 2009

Contractual Obligations		Less than 1	1 – 3 years	4 – 5 years	After 5 years
		year
	Total $	$	$	$	$

Obligation under capital lease	360,000	180,000	180,000	-	-
Operating Lease Obligation	200,743	139,623	61,120	-	-

Asset retirement obligation	200,000	-	200,000	-	-
Purchase and Options to Purchase	-	-	-	-	-
Other Long-Term Liabilities Reflected
on the Registrant’s Balance Sheet under
GAAP	-
Total contractual obligations	760,743	319,623	441,120	-	-

(1)

In December 2009, the Company signed a new capital lease agreement for the lodging camp for 50 persons with under- structures on the MATOUSH PROJECT for a 24 month-period starting January 1, 2010. The capital lease bears interest at 9%, capital and interest are repayable in 24 monthly instalments of $15,000 commencing January 2010.

(2)

On August 9, 2009, the Company renewed a short-term lease agreement for a Carterpillar for a 9 month-period with monthly payments of $13,126. 100% of the rent payments could eventually be applied upon exercise of an option to purchase in the amount of $273,000.

(3)	On August 1, 2008, the Company signed a services agreement which requires that the Company pays a rent in the amount of $5,200 per month for office space.

(4)

The Company has recorded an asset retirement obligation, which reflects the present value of the estimated amount of undiscounted cash flow required to satisfy the asset retirement obligation in respect of the MATOUSH PROPERTY. The primary component of this obligation is the removal of equipment currently used at the site. If the Company decides not to go into production on the property, it is assumed that the asset retirement obligation will be incurred in 2012 for an amount of $200,000. Should the Company decide to proceed with a production decision on the MATOUSH PROPERTY, the obligation will be realized further into the future.

Related-Party Transactions

On August 1, 2008, the Company renewed a three-year service agreement until July 31, 2011 with Géo-Management Inc. (“BBH”), a related company of which Mr. Guy Hébert, an officer and director of the Company, is also an officer and director. The agreement provides for BBH to manage the Company’s exploration activities. Costs and expenses to be billed by BBH to the Company include the following:

  Use of BBH’s offices and equipment for a monthly charge of $5,200;
  Management fees of 5% on all costs related to exploration and development programs and purchases related to the MATOUSH PROPERTY;
  Management fees of 10% on all costs related to exploration and development programs on the other properties: ECLAT, PACIFIC BAY-MATOUSH, MISTASSINI, APPLE and other future properties, and of 5% on all purchases related to exploration projects and option agreements on the ECLAT, PACIFIC BAY- MATOUSH, MISTASSINI, APPLE and other future properties;
  Management, administration, accounting and legal services;
  Consulting services, including geology;
  Relations with investors and regulatory authorities;
  Identification of sources of financing.

The fees to be paid to BBH are APPROVED by the Company’s board of directors without Mr. Guy Hébert being present, and are equivalent to what the Company would otherwise pay to a third party in the industry.

The Company concluded the following transactions with BBH:

	December 31,	December 31,
	2009	2008
EXPENSES CAPITALIZED IN THE STATEMENT OF DEFERRED EXPENDITURES:
Consultants and subcontractors (1)	$2,937,000	$2,572,000
Management fees (2)	$632,000	$1,381,000

General and administrative expenses in the statement of earnings and deficit
Professional fees	$392,000	$375,000
Legal expenses	$118,000	$94,000
Investor relations	$169,000	$142,000
Rent	$62,000	$48,000
Share issue costs charged against capital stock	$2,000	$11,000
Management fees charged against property and equipment	$12,000	$128,000

     (1) The increase in consulting and subcontractor expenses is primarily attributable to an increase in the number of consultants.

     (2) The management fee for the MATOUSH PROPERTY was reduced from 10% in 2007 to 5% as of August 1, 2008.

In addition, the Company concluded the following related party transactions:

  A company controlled by Ingrid Martin, CA, CFO and treasurer in function since June 9, 2009, charged accounting fees of $35,000 included in legal and audit expenses.

  Pauline Comtois, CGA, CFO up till June 9, 2009, charged accounting fees of $7,000 ($38,000 in 2008) included in professional fees;

  A limited partnership company in which Me Henri Lanctôt, secretary and director, is also a partner, charged legal fees amounting to $21,000 ($35,000 in 2008) included in legal and audit expenses and $27,000 ($10,000 in 2008) included in capital stock as issue costs.

At December 31, 2009, accounts payable and accrued liabilities included an amount of $397,000 ($157,000 at December 31, 2008) owed to related-parties. These transactions occurred in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The payment conditions are the same as the other suppliers of the Company except for BBH for which the invoices are payable upon receipt.

STOCK OPTION PLAN
The Stock option plan is designed to enable the Company to use shares as a means of retaining, motivating and compensating beneficiaries to whom the Board of directors grants options under the plan, for the efforts they invest in achieving the Company’s goals and to enable them to acquire shares as an investment and an incentive.

CRITICAL ACCOUNTING ESTIMATES
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

Critical estimates include estimates of the credit for mining duties refundable for losses and the refundable tax credit for resources, future income tax assets and liabilities, mining properties and deferred exploration expenditures, the asset retirement obligation and the fair value of stock options granted and certain amounts payable. Actual results could therefore differ from these estimates.

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

CHANGES IN ACCOUNTING POLICY

Business combinations and non-controlling interests
As an activity consistent with Canadian generally accepted accounting principles being converged with IFRS-IASB, the previously existing recommendations for business combinations and consolidation financial statements will be replaced with new recommendations for business combinations (CICA Handbook Section 1582), consolidations (CICA Handbook Section 1601) and non-controlling interests (CICA Handbook Section 1602).

Generally, the new recommendations result in measuring business acquisitions at the fair value of the acquired business and a prospectively applied shift from a parent corporation conceptual view of consolidation theory (which results in the parent corporation recording book values attributable to non-controlling interests) to an entity conceptual view (which results in the parent corporation recording fair values attributable to non-controlling interests). Both the new Canadian GAAP recommendations and IFRS-IASB allow the choice of whether or not to recognize the fair value of goodwill attributable to non-controlling interests on an acquisition-by-acquisition basis.

As of June 30, 2009, the Company decided to postpone the adoption of these recommendations till January 1st 2011 (as allowed by the CICA Handbook).

EIC 173: credit risk and the fair value of financial assets and financial liabilities
On January 20, 2009, the CICA issued EIC abstract 173 which establishes that an entity’s own credit risk and the credit risk of the counterparty should be taken into account in determining the fair value of financial assets and financial liabilities, including derivative instruments. The adoption of this standard did not have a significant impact on the Company’s financial statements.

EIC 174: mining exploration costs
On March 27, 2009, the CICA issued abstract EIC 174 to provide additional guidance for mining exploration enterprises on when an impairment test is required. This abstract was applied during the current year. The adoption of this standard did not have a significant impact on the Company’s financial statements.

On June 2009, the Company adopted the amendments to Section 3862, "Financial Instruments - Disclosures", issued by the CICA. The amendments of improved disclosures are about fair value measurements of financial instruments, including the relative reliability of the inputs used in those measurements and liquidity risk, in light of concerns that the nature and extent of liquidity risk requirements were unclear and difficult to apply. The amendments to Section 3862 apply to annual financial statements relating to fiscal years ending after September 30, 2009. The prospective adoption of this section did not have any measurement impact on the Company’s financial statements. The additional disclosure requirements are presented in Note 15.

Other new standards were issued, but are not expected to have a material impact on the Company’s financial requirements.

IFRS CONVERGENCE
In April 2008, the CICA published an exposure draft as guidance which requires the transition to International Financial Reporting Standards (“IFRS”) to replace Canadian GAAP as currently employed by Canadian publicly accountable enterprises. The changeover will occur no later than fiscal years beginning on or after January 1, 2011. Accordingly, the Company expects that its first interim financial statements presented in accordance with IFRS will be for the three-month period ended March 31, 2011, and its first annual financial statements presented in accordance with IFRS will be for the year ended December 31, 2011. IFRS uses a conceptual framework similar to Canadian GAAP, but there are significant differences in recognition, measurement and disclosure requirements.

Team:
The Company convergence team will be composed of the CFO (who is a Chartered Accountant) and the head of accounting services. The president and the audit committee will be informed of the progress along the way.

Training:
In the fall 2008, the actual CFO participated in a 3 days training session given by the IFRS Task Force of an accounting cabinet. The objective of that training was to compare Canadian GAAP to IFRS. During the spring 2009, the CFO participated in 3 other days of training given by the order of chartered accountant on specific subjects: fixed assets, grouping of companies, financial instruments and provisions and contingent liabilities. As IFRS is expected to change prior to 2011, any changes impacting the Company will have to be monitored. In the fall 2009, the CFO participated in two training sessions given by the CICA, one on IFRS 1 initial adoption and one on IFRS applied specifically to the mining industry.

Accounting policies impacted:
The detailed analysis of the accounting policies impacted by the IFRS convergence is expected to be completed throughout 2009. Overall, a lot of effort will be put in the financial statements presentation as IFRS requires more disclosure.

Set out below are the main areas where changes in accounting policies are expected to have a significant impact on the Company’s financial statements. The list below should not be regarded as a complete list of changes that will result from transition to the IFRS. It is intended to highlight areas that the Company believes to be the most significant; however, analysis of changes is still in process and the selection of accounting policies where choices are available under IFRS has not been completed. We note that the regulatory bodies that promulgate the Canadian GAAP and the IFRS have significant ongoing projects that could affect the ultimate differences between Canadian GAAP and IFRS and their impact on the Company’s financial statements in future years. The future impacts of the IFRS will also depend on the particular circumstances prevailing in those years. The standards listed below are those existing based on current Canadian GAAP and IFRS. At this stage, the Company is not able to reliably quantify the expected impacts of these differences on its financial statements. They are as follows:

First time adoption (IFRS 1)
IFRS 1 provides guidance to entities on the general approach to be taken when first adopting IFRS. The underlying principle of IFRS 1 is retrospective application of IFRS standards in force at the date an entity first reports using IFRS. IFRS 1 acknowledges that full retrospective application may not be practical or appropriate in all situations and prescribes:

  optional exemptions from specific aspects of certain IFRS standards in the preparation of the Company’s opening balance sheet; and
  mandatory exceptions to retrospective application of certain IFRS standards.

Additionally, to ensure financial statements contain high-quality information that is transparent to users, IFRS 1 contains disclosure requirements to highlight changes made to financial statement items due to the transition to IFRS.

Impairment of assets (IAS 36)
IFRS requires the use of a one-step impairment test (impairment testing is performed using discounted cash flows) rather than the two-step test under Canadian GAAP (using undiscounted cash flow as a trigger to identify potential impairment loss).

IFRS requires reversal of impairment losses (excluding goodwill) where previous adverse circumstances have changed; this is prohibited under Canadian GAAP.

Impairment testing should be performed at the asset level for long-lived assets and intangible assets. Where the recoverable amount cannot be estimated for individual assets, it should be estimated as part of a Cash Generating Unit (“CGU”).

Share-based payments (IFRS 2)
Per IFRS, the forfeiture rate, with respect to share options, needs to be estimated by the Company at the grant date instead of recognizing the entire compensation expense and only record actual forfeitures as they occur.

For graded-vesting features, IFRS requires each instalment to be treated as a separate share option grant, because each instalment has a different vesting period and hence the fair value of each instalment will differ.

Mineral property interests, exploration and evaluation costs (IFRS 6)
Under IFRS, the Company would be required to develop an accounting policy to specifically and consistently identify which expenditures on exploration and evaluation activities will be recorded as assets. Unlike IFRS, Canadian GAAP indicates that exploration costs may initially be capitalized if the Company considers that such costs have the characteristics of property, plant and equipment.

Exploration and evaluation assets shall be classified as either tangible or intangible according to the nature of the assets acquired.

Property, plant and equipment (IAS 16, IFRIC 1)
Under IFRS, the Company can elect to measure fixed assets using either the cost model or the revaluation model. Canadian GAAP only accepts the cost model. The Company will not select the revaluation model due to the difficulty and effort needed to determine the fair value.

Under IFRS, each part of a fixed asset with a cost that is significant in relation to the total cost of the asset shall be depreciated separately. In Canadian GAAP, the same requirement exists but when practical, and consequently rarely implemented. The IFRS may result in additional details needed to maintain de fixed assets sub-ledger. Under IFRS, the residual value and the useful life of an asset shall be reviewed at least at each year end. The Canadian GAAP was requesting the same review but only on a regular basis.

Information systems:
The accounting processes of the Company are simple since it is still at the exploration stage and no major challenges are expect at this point to operate the accounting system under the IFRS. Nevertheless, some excel spreadsheets will probably have to be adapted to support the change made in accounting policies.

The Company has yet to establish if historical data will have to be regenerated to comply with some of the choices to be made under IFRS 1.

As the Company will perform its accounting under Canadian GAAP 2010, it has yet to determine how it will generate in parallel the accounting under IFRS so that in 2011 it has the comparative available. Once the extent of the adjustments needed to convert to IFRS will be established, processes will be put in place effective in 2010 to generate the dual accounting.

Internal Controls:
Management is responsible for ensuring that processes are in place to provide it with sufficient knowledge to support its certification of the financial statements and MD&A, more specifically assessing that the SEDAR and EDGAR filings are presenting fairly the results of the Company. Management will make sure that once the convergence process is completed, it can still certify its fillings.

Impact on the business:
The business processes of the Company are simple and no major challenges are expected at this point to operate under IFRS. The Company has no foreign currency transactions, no hedging activities, no debt and no capital obligations. The Company doesn’t expect that IFRS will have an impact on the requirements or business processes when it enters in flow-through financing. The Company has no compensation arrangements that will be affected by the IFRS implementation. The Company’s Stock Option Plan is not affected by ratios or financial targets.

Business process will be monitored through 2010 to detect unsuspected impact.

Financial instruments

INTEREST RISK
Part of the cash and cash equivalents bear interest at a fixed rate and the Company is, therefore, exposed to the risk of changes in fair value resulting from interest rate fluctuations. The obligation under capital lease bears interest at a fixed rate. A fluctuation of 1% of the interest rate would have a non-significant impact on the financial statements. The Company’s other financial assets and liabilities do not comprise any interest rate risk since they do not bear interest.

MARKET RISK
The Company is exposed to fluctuations in the uranium price, as the uranium price influences the potential economics of the Company’s mining properties and therefore has an effect on its exploration program and on the decision on whether or not to proceed with production.

Also, market risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate because of changes in market prices. The Company is exposed to market risk in trading its investment in Pacific Bay, a TSX Venture issuer whose activities are in the exploration field. As of December 31, 2009, a 10% decrease (increase) in the price on the stock market would result in an estimated increase (decrease) in net after-tax loss of approximately $4,500.

CREDIT RISK
The financial instruments which expose the Company to market risk and concentrations of credit risk include cash and cash equivalents, deposits on exploration work, exploration funds as well as credit and accounts payable and accrued liabilities. The Company invests part of its cash and cash equivalents and exploration funds in guaranteed investment certificates guaranteed by and held with a Canadian chartered bank. Concerning the accounts receivable, the Company does not have any security, but mitigates its credit risk by only transacting with a diversified group of partners with strong financial conditions, and consequently does not anticipate any losses.

LIQUIDITY RISK
The Company manages its liquidity risk by using budgets that enable it to determine the amounts required to fund its exploration programs. The Company also ensures that it has sufficient working capital available to meet its day-to-day commitments.

As at December 31, 2009, the Company has a cash and equivalents balance of $321,065 ($5,847,120 as at December 31, 2008) and exploration funds of $2,473,260 (4,852,256 as at December 31, 2008) to settle current liabilities of $1,854,116 ($1,396,939 as at December 31, 2008).

Given the Company’s available liquid resources as compared to the timing of payments of the liabilities, management assesses the Company’s liquidity risk to be moderate. Management seeks additional financing through the issuance of new equity instruments to continue its operations, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

FAIR VALUE
The faire value of financial instruments is summarized as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	amount	Value	amount	value
	$	$	$	$
Financial assets
Held for trading
Cash and cash equivalents	321,065	321,065	5,847,120	5,847,120
Investment	45,000	45,000	35,000	35,000
Exploration funds	2,473,260	2,473,260	4,852,256	4,852,256

Financial liabilities
Other liabilities
Accounts payable and accrued liabilities	1,697,302	1,697,302	1,396,939	1,396,939
Obligation under capital lease	328,336	328,336	-	-

Fair value estimates are made at the balance sheet date, based on relevant market information and other information about financial instruments.

The fair value of the investment is based on the last bid price on the stock market at the end of the period. Since this evaluation is based on quoted prices in active markets, it’s considered a level 1 in the fair value hierarchy.

RISK FACTORS

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

TITLES TO PROPERTY
Although Management has taken steps to verify title to mining properties in which the Company has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company’s title. Property title may be subject to unregistered prior agreements and be non-compliant with regulatory requirements.

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

PROJECT DELAY RISK
The Company plans to complete the permitting application process in respect of the Matoush project. However, there are risks that the commencement and completion of the construction of the exploration ramp be delayed due to circumstances beyond the Company’s control. Such risks include delays in environmental and construction authorizations and permits, delays in finalizing all necessary detailed engineering and construction contract as well as unforeseen difficulties encountered during the construction process.

U.S. GAAP reconciliation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on the balance sheet, net earnings, and cash flows are outlined below and in Note 23 of Financial Statements:

(1) Properties and deferred expenditures are accounted for in accordance with Canadian GAAP as disclosed in note 3. Under Canadian GAAP, the property’s potential for development is sufficient to permit the capitalization of exploration expenditures incurred as property acquisition costs and deferred expenditures and the management intends to pursue the development. Under U.S. GAAP, a final feasibility study showing economically recoverable proven and probable reserves is required for capitalization of exploration expenditures. Accordingly, the exploration related costs must be expensed as incurred.

(2) Under Canadian GAAP, shares issued as flow-through shares are recorded at their face value when issued. When the entity acquires assets the carrying value may exceed the tax basis as a result of the enterprise renouncing the deductions to the investors. The tax effect of the temporary difference is recorded as a share issue cost. Under US GAAP, the proceeds from issuance should be allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the quoted price of the existing shares and the amount the investor pays for the shares. A liability is recognized for this difference. The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time. Income tax expense is the difference between the amount of the deferred tax liability and the liability recognized on issuance. Amounts received upon the issuance of flow-through shares and not spent on exploration costs are presented separately as exploration funds. Exploration funds must be excluded from cash in the statement of cash flows and presented in investing activities. Amounts raised by the issuance of flow-through shares and spent on exploration costs amounted to $4,878,996, $3,147,744, and $0 for the years ended December 31, 2009, 2008 and 2007, respectively. Amounts received for share issuances and not spent on exploration costs amounted to $2,473,260, $4,852,256, and $0 for the years ended December 31, 2009, 2008, and 2007, respectively.

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2008 and 2007 would be to decrease deferred expenditures by $36,304,887 to $0 in 2009 and $25,958,075 to $0 in 2008 (1). There would be an increase to liabilities in the ending amount of $653,188 as of December 31, 2009 and $1,020,218 as of December 31, 2008.(2). This would result in an ending decrease to shareholders’ equity in the amounts of $36,958,075 and $26,978,293 for the years ended December 31, 2009 and 2008, respectively.

The effect on cash flows would be to decrease cash flows from operating activities by $10,346,812 in 2009, $12,607,929 in 2008 and $10,099,561 in 2007 and increase cash flows used in investing activities by $10,489,412 in 2009, $12,607,929 in 2008 and $10,099,561 in 2007.

Changes in U.S. GAAP Significant Accounting Policies and Restatement

As a result of the restatement items identified in Note 4 and also the Company’s internal review of the financial statements, the company determined to make the following accounting policy change under U.S. GAAP and has restated its financial statements for the years ended December 31, 2008 and December 31, 2007 to conform to this change.

Prior to this change, the Company had expensed the acquisition costs of mining properties, the mining rights and exploration fees for U.S. GAAP financial reporting. As codified in ASC Topic 805 “Business Combinations”, the Company has modified its accounting policy, and restated 2008 and 2007 in order to capitalize the acquisition of mining properties and mining rights until the mining property is sold, abandoned, or otherwise determined to be impaired. If the acquired mineral rights relate to unproven properties, the company does not amortize the capitalized mining costs, but evaluates them periodically for impairment.

The impact of these restatements on previously issued U.S. GAAP financial information is as follows:

Impact of restatements on previous US GAAP financial reporting :	2008	2007
Reduction of net loss	$1,446,402	$9,953,314
Reduction of loss per share	$0.02	$0.10
Increase to Mining Properties	$10,571,154	$10,044,314

Increase in Shareholders’ Equity	$11,082,716	$10,044,314
Decrease in cash used in Operating Activities	$1,038,402	$8,983,338
Increase in cash used in Investing Activities	$1,038,402	$8,983,338

Recently Issued U.S. Accounting Pronouncements

The Company adopted the provisions of FIN 48 (as codified in ASC topic 740 “Income Taxes”) (“ASC 740”) for US GAAP purposes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that we recognize in the financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, the Company performed a review of the material tax positions in accordance with recognition and measurement standards established by ASC 740. Based on this review the provisions of ASC 740 had no effect on our financial position, cash flows or results of operations at either December 31, 2009 or December 31, 2008.

In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new standards during the third quarter of fiscal 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on the Company’s financial position, results of operations or cash flows. The Company evaluated events that occurred subsequently to December 31, 2009, for recognition or disclosure in the Company’s financial statements and its notes to financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards will be effective for the Company beginning in the first quarter of fiscal 2010. The adoption of the new standards will not have an impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for the Company beginning in the fourth quarter of fiscal 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in the Company’s disclosures, including these Notes to the Financial Statements. The codification in not expected to affect the Company’s financial position, cash flows, or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company does not anticipate that the adoption of this statement will materially expand its financial statement footnote disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative information about market risk as of the end of latest fiscal year.

INSTRUMENTS ENTERED INTO FOR PURPOSES OTHER THAN TRADING PURPOSES

Interest rate sensitivity: Investments Deposits returns

The Company does not have any deposits with terms of more than three months and has as of December 31, 2009, a deposit of $1,000,000 ($5,515,358 in 2008) was invested in a financial institution for a term of one month at a time. As such the Company does not foresee any interest rate sensitivity during the following 5 years.

Foreign currency exchange rate risk Canadian dollars

The Company does not have any transaction with foreign countries that could cause a risk for its investments as a consequence of fluctuation of a foreign currency exchange rate.

Commodity price sensitivity

As at December 31, 2009, the Company is at an exploration stage only and as discussed in Item 2: Properties MATOUSH PROJECT, MATOUSH PROPERTY Scoping Study, , the Company had one preliminary economic assessment of the uranium resources made on the MATOUSH PROPERTY, and the price scenario was established by SD Energy with a long term price from US$60.00 to US$90.00 per pound U3O8 over the life of the project with an evaluation price of US$75.00 per pound U3O8 with an exchange rate $US/$CAN of 0.85.

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

Interest Rate Risk
At December 31, 2009, the Company’s exposure to interest rate risk was as follows:

Cash and cash equivalents and exploration funds – variable interest rate
Amounts payable – interest free

In management’s opinion, the Company was not exposed to any interest rate risk as at December 31, 2009.

Financial Risk

The Company is considered an exploration company. It must therefore obtain financing regularly in order to pursue its exploration activities. While it has always succeeded in doing so in the past, there can be no assurance that it will succeed in doing so in the future.

(a) Interim periods

The Company does not include in this annual report financial statements for an interim period ended after the fiscal year ended December 31, 2009.

(b) Safe Harbor

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

Item 8. Financial Statements and Supplementary Data.

See the audited financial statements annexed to this annual report.

The following table contains selected financial information for the last eight quarters.

	2009-12-31	2009-09-30	2009-06-30	2009-03-31	2008-12-31	2008-09-30	2008-06-30	2008-03-31
	$	$	$	$	$	$	$	$
Total income	2,441	8,203	12,046	31,356	90,537	85,241	96,032	174,518
General and administrative expenses	494,044	354,064	297,266	383,747	250,549	283,611	367,378	396,116
Net profit (loss)	(526,573)	(261,978)	(236,613)	(458,110)	33,359	(360,225)	(787,005)	(420,858)
Net loss (Net benefit) per share, basic and diluted	0.00	0.00	0.00	0.00	0.00	0.00	0.01	0.00
Current assets	10,295,244	13,716,658	16,996,665	18,137,213	16,924,007	18,545,710	22,114,699	28,250,036
Total assets	61,655,744	59,295,168	59,765,913	60,546,678	59,761,590	52,921,254	53,633,968	56,455,302
Current liabilities	1,854,116	1,699,043	1,848,928	2,524,418	1,396,939	1,672,935	2,146,779	5,107,367
Working capital	8,441,128	12,017,615	15,147,737	15,612,795	20,379,324	16,872,775	19,967,920	23,142,669
Shareholders’ equity	59,165,106	56,145,125	56,765,913	55,337,260	55,628,653	50,404,319	50,583,189	50,235,935

In June 2009, the stock-based compensation expense was of $237,393 and of $746,659 in June 2008 since the Board of Directors grants annually the majority of its stock options, at the Board’s Meeting following the annual general meeting of shareholders. The expense is recorded on the vesting period.

In 2009, the Company realized that a misinterpretation occurred in the methodology to calculate one aspect of the future income tax and recorded the adjustments in the months of December 2007, 2008 and 2009.

Fourth Quarter Performance in Canadian Dollars

	2009	2008	2007
	$	$	$
Income – Interest	2,441	90,537	218,021
Expenses
General and administrative expenses	(494,044)	(250,549)	(298,308)
Stock-based compensation	(25,970)	(82 759)	233,885
Fair value variation for financial instruments held for trading	(35,000)	(35,000)	-
Write-off of deferred expenditures and mining properties	-	(356,690)	-
Future income taxes benefits	26,000	668,000	1,973,321
Net profit (loss)	(526,573)	33,539	2,126,919
Net profit (loss) per share, basic and diluted	-	-	0.02

In 2009, the Company realized that a misinterpretation occurred in the methodology to calculate one aspect of the future income tax and recorded the adjustments in the months of December 2007, 2008 and 2009.

In 2009, investor relations and legal and audit expenses were higher than in the comparative previous quarters due to increase activities.

In 2008, the Company decided to write-down expense for prospecting and the Mont-Laurier Uranium property as no significant work had been done on the property since 2006.

On October 1st, 2008, the Company closed a non-brokered private placement of 4,102,565 flow-through shares at $1.95 per share for gross proceeds of $8,000,002.

On December 8, 2009, the Company completed a non-brokered private placement of 2,500,000 flow-through common shares issued at the price of $1.00 per share for a total amount of $2.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company does not have any change or disagreement with its accountants on accounting and financial disclosure to report for the period.

Item 9A. Controls and Procedures.

The Company’s Management, including the Chief Executive Officer, Mr. Guy Hébert, President, and Mrs. Ingrid Martin, Chartered Accountant, Chief Financial Officer have conducted an evaluation regarding the effectiveness of disclosure controls and procedures (as defined in §240.13a -15 (e) or §240.15d -15 (e) of Title 17) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of §240.13a -15 or §240.15d -15 of Title 17. The Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Internal control over financial reporting

The Company’s management, including the Chief Executive Officer, Mr. Guy Hébert, President, and the Chief Financial Officer, Mrs. Ingrid Martin, Chartered Accountant (CA), is responsible for establishing and maintaining adequate internal control over financial reporting for the Company;

The management use the following framework to evaluate the effectiveness of the Company’s internal control over financial reporting as required by paragraph ( c ) of §240.13a -15 or §240.15d -15:

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

The Company evaluated that the existing controls established in a document entitled “Internal Controls of Purchases and Expenses Cycle” as amended on October 1, 2008 and produced as Exhibit 99.1.1 with the Form 10-K for the year ended December 31. 2008, addressed those risks as follows.

The Board of Directors with recommendation of the audit committee approves the project and budget for exploration programs. An internal control on three levels of authorization and verification is in place for each purchase-order, each check issued in payment of invoices and each entry into the books of the Company on a daily basis is available on system Buzzsaw. Each check that is issued requires two signatures from authorized representatives.

The internal procedures for the financial information within the Company with organizational charts are written in a pamphlet that has been approved by the Board of Directors and the Audit Committee and communicated to officers of the Company and each concerned employee of the management company.

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

During the financing process either by private placement or public offering in Canada and other countries except in the United States the Company follows for several years the same process that is described in details in Exhibit 99.2 for: (i) the negotiations, term sheets, due diligence sessions, subscription agreements or prospectus; (ii) issuance of shares, of warrants, broker warrants or compensation options, commission or finder’s fees, warrant indentures; (iii) filing of documents and request of approvals from Toronto Exchange and Autorité des marches financiers (Québec Securities Commission) and other regulatory authorities for the closings, the filings of post-closing required documents including amongst others, press releases and Forms 8K.

The Management, financial advisors, finders or brokers, accountants and legal counsels all collaborate to achieve the financings required to pursue the exploration programs of the Company.

The Management proceeded throughout the year to the verification and evaluation of the Company’s internal control over financial reporting in verifying the operations described in the pamphlet such as the established process for monitoring of signature of checks, numerical order of checks, issuance of purchase orders, invoices auditing, approval of expenses, distribution of expenses in conformity with the budget of operations, time sheets and confidential information of documents. As to the verification of the financial information itself the Management analyzed the expenses logins and the expenses fluctuations.

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

After evaluation of evidence, the Management did not find any deficiency that could constitute a material weakness in the Company’s internal controls over financial reporting.

The Company’s management confirms hereby that the registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item 9 has issued an attestation report on the Company’s internal control over financial reporting.

The Auditors of the Company have audited the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Risk Management and Governance/Guidance on Control published by the CICA’s Criteria of Control Board. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Annual Report. The Auditors’ responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on its audits as reported in Auditor’s Report joined to the present annual report.

Additional Information and Continuous Disclosure

This management discussion and analysis is dated March 11, 2010 and complies with Canadian Securities Administrators’ National Instrument 51-102A on continuous disclosure. The purpose of this management discussion and analysis is to help the reader understand and assess the material changes and trends in the Company’s results and financial position. It presents management’s perspective on the Company’s current and past activities and financial results, as well as an outlook of activities planned for the coming months. The Company regularly discloses additional information through press releases and financial statements filed on the Company’s website (www.stratecoinc.com), SEDAR (www.sedar.com) and EDGAR (www.sec.gov/edgar.shtml).

(Signed) Guy Hébert	(Signed) Ingrid Martin

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and executive officers

The board of directors of the Company is a multidisciplinary team with recognized practical experience in various fields of activity that enables it to practice good corporate management. The members of the Board of Directors are:

Guy Hébert – President, Chief executive officer of the Company and director
Jean-Pierre Lachance – Executive Vice President of the Company and director
Jean-Guy Masse – President of Masvil Capital Inc. and Northern Precious Metals Management Inc., director and member of the Audit Committee
Robert Desjardins –President of Robert G. Desjardins & Associates Inc., director and member of the Audit Committee
Henri Lanctôt – Lawyer and Associate of Gowling Lafleur Henderson LLP, director and Corporate Secretary
Marcel Bergeron - Financial consultant, director and member of the Audit Committee

The mandate of the directors will expire at the date of the next Annual Assembly of shareholders unless they are elected at that time for a new mandate.

Mr. Guy Hébert, 60 years old, has been a director, the Chief executive officer and President of the Company since April 13, 2000. Mr. Hébert holds a B.Sc. degree in Geology from the University of Montreal and a Master in Business Administration from Sherbrooke University.

Mr. Jean-Pierre Lachance, 57 years old, is Executive Vice President of the Company. He has been a director of the Company since April 13, 2000. Mr. Lachance holds a B.Sc. degree in Geology from the University Laval, in Québec.

Mr. Jean-Guy Masse, 68 years old, is a director of the Company since April 13, 2000. Mr. Masse holds a B.Sc. A. from the École Polytechnique of Montreal and M. Sc from Stanford University, California U.S.A. He is a CFA and member of the Association since September 1975.

Mr. Robert Desjardins, 65 years old, is director of the Company since October 30, 2001. He holds a Bachelor’s Degree in Commerce from the École des Hautes Études Commerciales and is a member of the Corporation des Administrateurs Agréés du Québec.

Mr. Henri Lanctôt, 66 years old, was appointed director of the Company on January 24, 2007 further to the resignation of Mr. Claude Hubert on January 18, 2007 and elected at the next annual and special Meeting of shareholders. Mr. Henri Lanctôt was admitted to the Quebec Bar in 1968 after graduating in 1967 from the Faculty of Law of the University of Montreal.

Mr. Marcel Bergeron, 54 years old, was appointed director and member of the Audit Committee on March 21, 2007 in replacement of Ms. Francine Bélanger and was elected at the next annual and special meeting of shareholders. He is a member of the Quebec Institute of Chartered Accountants and of the Quebec Institute of Certified Management Accountants.

b) Identification of executive officers.

Mr. Guy Hébert is Chief Executive Officer and President of the Company since April 13, 2000;

Mr. Jean-Pierre Lachance is Executive Vice-president of the Company since April 13, 2000;

Mrs. Ingrid martin, Chartered Accountant, is acting as Chief Financial Officer since June 9, 2009 date on which Mrs. Pauline Comtois, resigned as Chief financial officer as reported in Form 8-K dated June 15, 2009;

c) Identification of certain significant employees

Mr. Pierre H. Terreault, is Vice-President to Operations and engineering since April 15, 2008 for the planning, permits, authorizations, construction and operations of the underground exploration ramp on the MATOUSH PROJECT and all future and eventual mining facilities of this property as reported in Form 8-K dated April 21, 2008.

d) Family relationships

There exists no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

e) Business experience of directors, officers and significant employee during the last five years.

Mr. Guy Hébert, President and Chief Executive Officer

Mr. Guy Hébert is employed by BBH Géo-Management Inc. to render services to the Company as the Chief executive officer and President of the Company since April 13, 2000 that represented an occupation for approximately 95% of his time during the year 2009. He is also director and president of BBH Géo-Management Inc., since October 1992. BBH Géo-Management is a private company rendering management services to mining companies and has a services agreement with the Company since July 2000 (See Part I, Financial Information, Related parties transactions). Mr. Hébert has been president for a few months at the time of incorporation from March 2006 to June 1, 2006 and remained afterward solely director and Chairman of the Board of Cadiscor Resources Inc. (“Cadiscor”), a company having its common shares registered pursuant to section 12 of the Exchange Act since its incorporation. On May 26, 2009, Mr. Hébert resigned as director from the Board of directors of Cadiscor following the merger between Cadiscor and North American Palladium Ltd.

Professional experience

Mr. Hébert has been active in the international mining industry for the last 30 years. He has a Master degree in Business Administration and a Bachelor of Sciences degree in geology. He was the architect of over $300 million in financing for various gold and base metals mining projects in Canada and overseas. Since 1980, he has brought three mines into production.

Mr. Hebert was President and Chief Executive Officer of Lyon Lake Mines from 1986 to 2001. He brought into production Beta Vargas, an open pit 1,000 tpd gold mine in Costa Rica. Permitting and reclamation were a success. In September 1997, the Beta Vargas Mine was awarded the top environmental prize by Latin American Association of Geosynthetics. The Beta Vargas treatment plant represented a model for environmental design. From 1985 to 1992, he was President and CEO of Audrey Resources Inc. He brought into production the Bouchard-Hebert open pit and underground 2,500 tpd polymetallic mine (Zn,Cu,Au,Ag) in Quebec, Canada that Cambior took over in 1992. Cambior named the mine Bouchard-Hébert in recognition of his achievements with Audrey Resources Inc.

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

Mr. Lachance was Vice President, International Development of Lyon Lake Mines Ltd. from 1994 to 1998 and Executive Vice President from 1999 to 2001. He has also been President of Novontar S.A., a subsidiary of Lyon Lake Mines Ltd. in Costa Rica, from 1996 to 2001. He was responsible for bringing Lyon Lake's Beta Vargas mine into production and for the reclamation after the mine's closure in 2000. He was Vice President of Altavista Mines Inc. from 1994 to 2000 and was responsible for all the exploration activities of the Company

As the Company's Executive Vice President, he closely assists the President in his functions He maintains relations with the Cree Community.

Mr. Lachance has been for a few months in 2006, Vice-President and director of Cadiscor Resources Inc., and remained director from 2007 to 2009 of Cadiscor. On May 26, 2009, Mr. Lachance resigned as director of Cadiscor following the merger between Cadiscor and North American Palladium Ltd.

Mr. Jean-Guy Masse, director and member of the Audit Committee

Mr. Jean-Guy Masse, 67 years old, is a director of the Company since April 13, 2000 and member of the Audit Committee since its creation. Mr. Masse holds a B.Sc. A. from the École Polytechnique of Montreal and an M. Sc from Stanford University, California U.S.A. He is a CFA and member of the Association since September 1975.

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

Mr. Marcel Bergeron, director and Member of the Audit Committee.

Mr. Marcel Bergeron is a member of the Quebec Institute of Chartered Accountants and of the Quebec Institute of Certified Management Accountants. Mr. Bergeron is an accounting consultant and is acting as Finance Vice-President of Northern Precious Metals Management Inc. He is also a director of Matamec Explorations Inc, Jourdan Resources Inc. and Chief Financial Officer of Corporation de Capital du Risque Nevado inc., companies listed on the TSX Venture Exchange. He was employed from June 2006 to March 2009 as the General Director of Devimco Inc., a company specialized in the real estate development. Between July 1990 and June 2006, Mr. Bergeron was an associate of Petrie Raymond LLP, Chartered Accountants and Auditors of the Company. Between December 1995 and August 2005, he was on the board of directors of Fairstar Explorations Inc. and is on the board of directors of the following companies: ●.

Mr. Henri Lanctôt, director and Corporate Secretary

Mr. Henri Lanctôt was admitted to the Quebec Bar in 1968 after graduating in 1967 from the Faculty of Law of the University of Montreal in 1984. He is a partner of Gowling Lafleur Henderson LLP and, Mr. Henri Lanctôt joined Lafleur Brown, the law firm that merged with Gowlings on July 1st, 2000.

Mrs. Ingrid Martin, Chartered Accountant, Chief financial Officer and Treasurer

On June 9, 2009, the Board of Directors appointed Mrs. Ingrid Martin, C.A. as the new Chief Financial Officer and Treasurer of the Company in replacement of Mrs. Pauline Comtois, CGA who performed functions similar to a Chief

Financial Officer from the year 2001 to the year 2007 and thereafter became Chief Financial Officer until her resignation on June 9, 2009.

As Chief Financial Officer of the Company, Mrs. Martin is responsible to assess and to verify the internal controls of the Company over financial information reporting and to approve financial statements and management discussion and analysis filings with authorities including the filings of Chief Financial Officer certificates. Mrs. Martin will be present upon demand, to the Audit Committee meetings to answer questions of its members. As Treasurer of the Company, Mrs. Martin will insure that the accounting books and registers of the Company are efficient and meet the legal requirements.

The Company will retain services of Ingrid Martin CA Inc., a company under the control of Mrs. Martin, as a consultant on a contractual basis to assist the financial department in the preparation of quarterly and annual reports according to Canadian GAAP and to prepare the tax returns of the Company.

Professional experience

Mrs. Martin holds a Bachelor degree in accounting from HEC in Montreal since July 1988 and became a member of the Order of Chartered Accountants of Québec as of November 1990. Mrs. Martin provides her services as consultant in accounting and became Chief Financial Officer of three public companies engaged in mining exploration listed on the TSX Venture Exchange in Canada. Mrs. Martin was Regional Accounting Director of Molson Canada from 2001 to 2004. Mrs. Martin fulfilled several functions for Unisource Canada Inc. from 1993 to 2001 acting as Associate-Controller (1993), Financial Analyst, (1994-1998) Regional Controller (1998) and finally Regional Director of Operations from 1998 to 2001. Mrs. Martin also worked as Internal Auditor of Domtar in 1992 and as External Auditor of Price Waterhouse from 1988 to 1992.

Mr. Pierre H. Terreault, significant employee - Vice President Operations & Engineering

Mr. Terreault is Vice President Operations & Engineering of the Company since April 2008. He graduated from École Polytechnique de Montreal in Mining Engineering and has a Master's Degree in Project Management from Université du Québec de l'Abitibi Temiscamingue. He is a registered Professional Engineer in Quebec, Ontario and Newfoundland. He started various mining projects throughout Quebec and Newfoundland.

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

4. None of the directors or executive officers was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f) (3) (i) of this section, or to be associated with persons engaged in any such activity; or

5 None of the directors or executive officers of the Company was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities laws, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended or vacated.

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

The Company’s directors and officers have since December 31, 2003 filed only with the Quebec Securities Commission now called “Autorité des marchés financiers”, the principal national securities exchange jurisdiction of the Company as allowed by §240.16a -3 (c). All transactions by directors and officers have been deposited electronically on SEDI during the period and can be consulted publicly at http://www.sedi.ca/.

Mrs Ingrid Martin, Chief of Finance and treasurer of the Company who in her functions obtains privileged information of the Company, is considered an insider of the Company and registers all her insider’s declarations on SEDI at www.sedi.ca. in Québec, Canada under the principal jurisdiction of the Company, the Autorité des marchés financiers (Quebec Securities Commission).

Goodman Company & Investment Counsels which detains directly and indirectly more than 10% of the share capital of the Company also reports its holding on Form 13 SG with the U.S. SEC and on SEDI at www.sedi.ca through its representative in Canada, Mr. Ned Goodman acting for Ravensden Asset Management Inc.

h) Code of ethics

On February 18, 2004, the Board of directors adopted a Code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller. This Code of Ethics can be consulted on the

Company’s website at www.stratecoinc.com and on SEDAR at www.sedar.com and was filed as Exhibit 14. Any interested person can receive copy of this Code of ethics without charge in addressing its request to the Company’s head office mentioned on the Title page of this annual report.

i) Corporate governance

As of March 10, 2010, new corporate governance policies are under study by the Board of Directors. The Code of Ethics should be updated, a new Nominating Policy for Directors, a Stock Trading Policy for insiders of the Company and a detailed mandate for the Board of Directors. Upon adoption of any new policy or amendment to the Code of Ethics, the Company will provide the new information in the following quarterly report under Form 10-Q.

During the year ended December 31, 2009, there has been no material change to the Company’s procedures by which security holders may recommend nominees at the Annual Meeting of shareholders to the Company’s board of directors.

The Audit committee has a charter that was annexed to the Management Information Circular and Proxy Information filed as Exhibit 22 with Form 10-Q for the period ending June 2009.

The Company has a separately-designated standing Audit committee established in accordance with section 3(a) (58) A of the Exchange Act (15 U.S.C. 78c (a)(58)(A)) composed of three members, Mr. Jean-Guy Masse, Mr. Robert Desjardins and Mr. Marcel Bergeron.

The Company’s Board of Directors has determined that the Company has at least one Audit Committee financial expert serving on its Audit Committee, Mr. Marcel Bergeron. He was appointed director to replace Mrs. Francine Bélanger who deceased in November 2006. Mr. Bergeron is the director seating at the Audit Committee considered the “Financial Expert” pursuant to Item 407(d)(5) of Regulation S-K. Please refer to Item 10 (e) for a brief listing of Mr. Bergeron’s relevant experience.

As of June 2009, Mr. Bergeron was also considered an “independent” director according to L’Autorité des marchés financiers (Quebec Securities Commission) Regulations. Because Mr. Bergeron had been an associate of the Company’s Auditors firm in charge of the Company’s file until June 2006, he was not considered “independent” until June 2009. However, Mr. Bergeron benefited from a statutory dispense to remain on the Audit Committee during this period pursuant to Quebec Article 36 of Regulation 52-110 since the following requirements amongst others were met during that period:

The Company became a reporting issuer in four (4) provinces of Canada, Alberta, British Columbia, Ontario and Quebec since its listing on the TSX Exchange on June 6, 2007. Both the TSX and L’Autorité des marches financiers require independence of all members of the Audit Committee unless a statutory exemption is applicable.

The majority of the Audit Committee remained independent until June 2009. Mr. Bergeron was eligible to the statutory exemption as to independence for more than two years or until June 2009.

Mr. Bergeron had no immediate family relationship with an employee or an executive officer of the Company and was not an employee of member of the management of the Company.

The Board of directors considered that in this exceptional case, Mr. Bergeron could have during this period, the required unbiased judgment necessary to honour his obligations as member of the Audit committee and that his nomination was in the interest of the Company and of the Company’ shareholders.

Mr. Bergeron did not act as president of the Audit Committee while he was not independent.

Compensation discussion and analysis

The Company has no compensation committee but during the last completed fiscal year, Misters Robert Desjardins, Jean-Guy Masse and Marcel Bergron, are the only directors who received fees for their presence to the Board of Directors or Audit Committee meetings and were entitled to reimbursement of expenses for their presence to these meetings. These fees have been fixed by the Board of Directors in 2007. Misters Guy Hébert, Jean-Pierre Lachance and Henri Lanctôt, did not receive any compensation for their presence to the Board of Directors’ meetings.

Throughout the year ended December 31, 2009, the compensation of executive officers was paid by a management company, BBH Géo-Management Inc. (“Management Company”) with which the Company has a Contract Services agreement. See Item 13 Certain relationships and Related Transactions and Director Independence. The Board of Directors upon recommendation of the Audit Committee and in the absence of Mr. Guy Hébert, CEO and director who is also president and director of the Management Company, approve the Contract Services agreement with the Management Company, The amounts paid by the Company to the Management Company for services rendered by its executive officers are revised annually by the Board of Directors. The compensation received by executive officers is reported and made public as required by the Autorité des marches financiers in the Management Information Circular filed as Exhibit 22 with Form 10Q for the period ended June 30 of each year. Please see Table and Notes of Summary Executive Compensation in Item 11 for further explanation concerning delay in public disclosure of executive salaries and report of summary executive compensation of previous years.

All members of the Board of Directors participated however, to the discussion on grant of stock options to directors and executive officers, employees of the Management Company and consultants of the Company during the fiscal year ended December 31, 2009. The executive officers based on their day-to-day evaluation of the performance and charges of each grantee, informed the independent members of the Board of directors of the importance of services rendered to the Company by each employee of the Management Company in the exploration programs or administration of the Company managed by the Management Company.

The objective of the stock option plan is to provide an incentive to directors, executive officers, employees of the Management Company and consultants to work with energy and efficiency on the realisation of the projects of the Company and to retain services of directors, executive officers, employees of the Management Company and consultants in the Company because replacements for persons having experience and competency in the specific domain of uranium exploration are difficult to recruit in Québec, Canada.

Stock options to CEO, CFO, directors, executive officers and employees of the Management Company who were assigned to render services to the Company and consultants, have been granted for the most part as usual on an annual basis on June 9, 2009, at the Board’s Meeting immediately following the Annual Meeting of Shareholders and also on individual dates whenever the Management Company notified the Board of Directors of the employment of new employees of whom the services were to be assigned to the Company on a permanent basis.

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

During the year 2009, the Board of directors granted all stock options to directors, executive officers, employees of the Management Company and consultants at the same exercise price well above market price as defined supra and has imposed on new employees hired by the Management Company restrictions on the number of stock options that can be levied and restriction periods on 18 months for the levy of stock options in order that the employee had to work a minimum of six months prior to be able to exercise one third of the number of stock options that had been awarded and another six months before to be able to levy another third of the number and so on. These restrictions were imposed only on new employees of the Management Company to insure fidelity to the Company.

The directors and employees of the Management Company that have long standing in the Company did not have a restriction period for the levy of their stock options.

Compensation Committee Report

There is no compensation committee in the Company and the Board of Directors does not issue a compensation report since the compensation and employment of the employees of the Management Company rendering services to the Company including the Company’s executive officers is under the sole control and supervision of the Management Company which is responsible to provide its employees with salaries, social advantages, health insurances, governmental deductions for worker’s compensation programs and vacations.

Item 11: Executive Compensation

The following tables in this Item 11 have numbers converted in U.S. Dollars based on the exchange rate at December 31, 2009, December 31, 2008 and December 29, 2007. The rates of exchange from Canadian dollars to U.S. dollars as of December 31, 2007 was C$0.9881 for U.S. $1.00, as of December 31, 2008 was C$1.2240 for U.S $1.00 and at December 31, 2009 was C$1.0461 for US $1.00 were used to fill in the table.

(a) General

During the year ended December 31, 2009, the Company did not pay any compensation to its executive officers, except for Jean-Pierre Lachance, who received an allowance of $200 per month for the use of his personal vehicle in relation with the Company's activities (See Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operation subsection (b) entitled Related-Party Transactions for further details on transactions between the Company and BBH Géo-Management Inc pursuant to the Services Agreement with the Management Company).

BBH Géo-Management Inc. (“BBH”) is the Management Company that provides the Company with project management and administrative services pursuant to a services agreement. Guy Hébert, the Company’s CEO and a director, is also the sole director and an officer of BBH Géo-Management Inc. and controls another company that is the sole shareholder of BBH Géo-Management Inc. Services rendered to the Company by executive officers, Misters Guy Hébert and Jean-Pierre Lachance, are provided to the Company by BBH Géo-Management Inc.

Summary Compensation Table: In U.S. dollars *

Name and principal position	Year	Salary (1) ($)	Bonus ($)	Option awards ($)	All other compensation ($)	Total ($)
(a)	(b)	( c )	(d)	(e)	(g) (5)	(h)
Guy Hébert, Chief Executive Officer (2) (3)	2007	$136,599	-	$323,302	-	$459,901
	2008	$147,005	-	$93,350	-	$240,355
	2009	-	-	$39,193	-	Not available
Jean-Pierre Lachance, Executive Vice-President (4) (5)	2007	$193,284	-	$194,161	-	$196,532
	2008	$191,186	-	$93,350	-	$387,445
	2009	-	-	$39,193	-	Not available
Pierre H. Terreault, Vice- President of Operations and Engineering since March 2008 (1)(6) (7)	2008	$115,810	-	$93,350	-	$209,160
	2009	-	-	$29,193	-	Not available
Ingrid Martin CFO(8)	2009	$33,458	-	$39,193	-	$72,650

* Since there is no stock awards, non-equity incentive plan compensation, no change in pension value and non-qualified deferred compensation earnings these columns have been deleted.

(1)The Company did not pay any salary or other form of compensation to its executive officers except for Mrs Ingrid Martin, CA, Treasurer and CFO of the Company. The Company pays fees for the accounting services provided to the Company by Ingrid Martin CA Inc., a company under the control of Mrs. Ingrid Martin, CFO and treasurer of the Company on a contractual basis. The amounts included in column ( c ) for the years 2007 and 2008 represent the funds paid by BBH Géo-Management Inc., (“BBH”) the Management Company, to Mr. Guy Hébert and Mr. Jean-Pierre Lachance for services rendered to the Company.

This table does not include the amounts paid by BBH to Mr. Hébert, Mr. Lachance and Mr. Terreault for services rendered to the Company for the year 2009 since BBH is a private company in Quebec, Canada providing services to the Company including the services of Mr. Hébert as CEO, Mr. Lachance, as Executive Vice-president and Mr. Terreault as Vice President to Operations and Engineering.

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

Since the Autorité des marchés financiers du Québec by its laws and regulations requires that this information concerning the company’s executive officers compensation be disclosed only in the Management Information Circular and Proxy solicitations, this information will be disclosed publicly in such document and will be filed as Exhibit 22 with Form 10Q for the period ended June 30, 2010. Also, the Company qualifies as a foreign private issuer under Rule 405 of Regulation C and such information is not required to be rendered public in the United States unless required to be disclosed by the Autorité des marchés financiers (Quebec Securities Commission) in Quebec, Canada the principal jurisdiction of the Company;

(2) The Company paid to BBH for the consulting services of Mr. Guy Hébert as CEO, $259,660 in 2009, $323,426 in 2008 and $213,787 in 2007. These sums are not representative of the amounts actually received by Mr. Hébert from BBH Géo-Management Inc. as salary as disclosed in the table for the years 2008 and 2007 (see Note 1).

As reported in column (e) Mr. Hébert was granted by the Board of Directors, 100,000 stock options on June 9, 2009 giving him the right to exercise these options at the price of $0.9559 per share for a period of five years. Mr. Hébert was granted 100,000 stock options on April 14, 2008 giving him the right to exercise these options at the price of $2.4970 per share for a period of five years.

Mr. Hébert did not exercise any options during the fiscal year 2009 nor did he in the year 2008. The value reported for Option awards is the one calculated pursuant to Black-Scholes model at the price of $0.3919 per share for those options awarded in the second quarter of 2009 for a total Black Scholes value at the date of the grant of $39,193.

During the year ended December 31, 2009, the Company granted 1,077,500 stock options in 2009 (1,363,500 stock options in 2008 and 1,499,000 stock options in 2007) to officers, directors, consultants and employees of service providers rendering services to the Company, at a strike price of $0.9559 per share for 5 years, of which 963,500 vest immediately and 114,000 vest in 3 tranches over 18 months. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.3919 per option in 2009 ($0.9335 per option in 2008 and $1.2954 per option in 2007). The market price of the Company’ share was lower than the strike price at the grant dates.

	2009	2008	2007

Risk-free interest rate	1.88%	2.46%	3.06
Expected life	2 years	1yr	1 yr
Expected volatility	97.09%	101%	103%
Expected dividend yield	0.0%	0.0%	0.0%

In 2009, a stock-based compensation relating to the vested options of $519,261 ($1,089,533 in 2008) was recognized in the statement of operations and $162,455 was capitalized against the deferred expenditures, with the credit being recorded against the contributed surplus in the total amount of $681,717 in 2009 ($1,333 in 2008 and $1,360,957 in 2007).

(3) The Company paid to BBH for the services of Mr. Jean-Pierre Lachance as Executive Vice President $316,415 in 2009, $421,982 in 2008 and $292,890 in 2007. These sums are not representative of the amounts actually received by Mr. Lachance from BBH as salary as disclosed in the table for the years 2007 and 2008(see Note 1).

(4) As reported in column (e), Mr. Lachance was granted by the Board of Directors 100,000 stock options on June 9, 2009 giving him the right to exercise these options at the price of $0.9559 per share for a period of five years. Mr. Lachance was granted 100,000 stock options on April 14, 2008 giving him the right to exercise these options at the price of $2.4970 per share for a period of five years. Mr. Lachance did not exercise any options during the fiscal years 2008 and 2009. Mr. Lachance was granted by the Board of Directors 150,000 stock options on April 12, 2007 giving him the right to exercise these options at the price of $3.32 per share for a period of five years. In 2007, Mr. Lachance exercised 150,000 options that had been granted to him in 2005 at the price of $0.19 per share for an exercise amount of $29,643.

During the year ended December 31, 2009, the Company granted 1,077,500 stock options in 2009 (1,363,500 stock options in 2008 and 1,499,000 stock options in 2007) to officers, directors, consultants and employees of service providers rendering services to the Company, at a strike price of $0.9559 per share for 5 years, of which 963,500 vest immediately and 114,000 vest in 3 tranches over 18 months. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.3919 per option in 2009 ($0.9335 per option in 2008 and $1.2954 per option in 2007) for a total Black Scholes value at the date of the grant to Mr. Lachance in 2009 of $39,193. The market price of the Company’ share was lower than the strike price at the grant dates.

	2009	2008	2007

Risk-free interest rate	1.88%	2.46%	3.06
Expected life	2 years	1yr	1 yr
Expected volatility	97.09%	101%	103%
Expected dividend yield	0.0%	0.0%	0.0%

In 2009, a stock-based compensation relating to the vested options of $519,261 ($1,089,533 in 2008) was recognized in the statement of operations and $162,455 was capitalized against the deferred expenditures, with the credit being recorded against the contributed surplus in the total amount of $681,717 in 2009 ($1,333 in 2008 and $1,360,957 in 2007).

(5) Mr. Lachance received an allowance of $191.18 per month ($244.80 in 2008 and $197 in 2007 and ) for the use of his vehicle for the Company’s activities representing an amount less than $10,000 and this amount has been excluded from column (h).

(6) The Company paid to BBH for the services of Mr. Pierre H. Terreault as Vice President of Operations and Engineering $290,445 in 2009 ($277,395 in 2008). These sums are not representative of the amounts actually received by Mr. Terreault from BBH as salary for the year 2009 (See Note 1).

(7) As reported in column (e), Mr. Terreault was granted by the Board of Directors 75,000 stock options on June 9, 2009 giving him the right to exercise these options at the price of $.9559 per share for a period of five years. Mr. Terreault was granted 300,000 stock options on March 19, 2008 giving him the right to exercise these options at the price of $2.5704 per share for a period of five years. However, Mr. Terreault could only exercise his options by series of 100,000 options by period of six months from the date of entry in service or as September 19, 2008, March 19, 2009 and September 19, 2009. Mr. Terreault did not exercise any options during the fiscal years 2008 and 2009.

During the year ended December 31, 2009, the Company granted 1,077,500 stock options in 2009 (1,363,500 stock options in 2008 and 1,499,000 stock options in 2007) to officers, directors, consultants and employees of service providers rendering services to the Company, at a strike price of $0.9559 per share for 5 years, of which 963,500 vest immediately and 114,000 vest in 3 tranches over 18 months. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.3919 per option in 2009 ($0.9335 per option in 2008 and $1.2954 per option in 2007) for a total Black Scholes value of the grant in 2009 to Mr. Terreault of $29,395. The market price of the Company’ share was lower than the strike price at the grant dates.

	2009	2008	2007

Risk-free interest rate	1.88%	2.46%	3.06
Expected life	2 years	1yr	1 yr
Expected volatility	97.09%	101%	103%
Expected dividend yield	0.0%	0.0%	0.0%

In 2009, a stock-based compensation relating to the vested options of $519,261 ($1,089,533 in 2008) was recognized in the statement of operations and $162,455 was capitalized against the deferred expenditures, with the credit being recorded against the contributed surplus in the total amount of $681,717 in 2009 ($1,333 in 2008 and $1,360,957 in 2007).

(8) In 2009, the Company paid directly pursuant to a services contract agreement $33,457 for the accounting services of Ingrid Martin CA Inc., a company under the control of Mrs. Ingrid Martin, CA who is also the CFO and treasurer of the Company.

As reported in column (e), Mrs. Ingrid Martin was granted by the Board of Directors 100,000 stock options on June 9, 2009 giving her the right to exercise these options at the price of $.9559 per share for a period of five years. However, Mrs. Martin can only exercise her options by two series of 33,333 options and one tranche of 33,334 options by period of six months from the date of entry in service or as December 9, 2009, June 9, 2010 and December 9, 2010. Mrs. Martin did not exercise any options during the fiscal year 2009.

During the year ended December 31, 2009, the Company granted 1,077,500 stock options in 2009 (1,363,500 stock options in 2008 and 1,499,000 stock options in 2007) to officers, directors, consultants and employees of service providers rendering services to the Company, at a strike price of $0.9559 per share for 5 years, of which 963,500 vest immediately and 114,000 vest in 3 tranches over 18 months. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.3919 per option in 2009 ($0.9335 per option in 2008 and $1.2954 per option in 2007) for a total Black Scholes value of the grant in 2009 to Mrs. Martin of $39,193. The market price of the Company’ share was lower than the strike price at the grant dates.

	2009	2008	2007

Risk-free interest rate	1.88%	2.46%	3.06
Expected life	2 years	1yr	1 yr
Expected volatility	97.09%	101%	103%
Expected dividend yield	0.0%	0.0%	0.0%

In 2009, a stock-based compensation relating to the vested options of $519,261 ($1,089,533 in 2008) was recognized in the statement of operations and $162,455 was capitalized against the deferred expenditures, with the credit being recorded against the contributed surplus in the total amount of $681,717 in 2009 ($1,333 in 2008 and $1,360,957 in 2007).

(9) The Company does not have a long-term incentive plan (LTIP)

Grants of Plan-Based Awards in the fiscal year 2009

Name (a)	Grant date (b)	All other option awards: Number of securities underlying options (#) (c)	Exercise or base price of options awards ($/Sh) (d)	Grant date fair value of option awards (e)
Guy Hébert, CEO	2009-06-09	100,000	$0.9556	$39,193
Ingrid Martin, CFO (1)	2009-06-09	100,000	$0.9556	$39,193
Jean-Pierre Lachance	2009-06-09	100,000	$0.9556	$39,193
Pierre H. Terreault	2009-06-09	75,000	$0.9556	$29,395

(1). Mrs. Martin can only exercise her options by two series of 33,333 options and one tranche of 33,334 options by period of six months from the date of entry in service or as December 9, 2009, June 9, 2010 and December 9, 2010.

Outstanding Equity Awards at Fiscal Year-End- In U.S. dollars

			Equity incentive
		Number of	plan awards:
	Number of	securities	Number of
	securities	underlying	securities
	underlying	unexercised	underlying
	unexercised	options (#)	unexercised
	options (#)		unearned options	Option exercise	Option
Name	exercisable (2)	Non exercisable	(#)	price ($)	Expiration Date
Guy Hébert, Chief Executive Officer	300,000	0	N/A	$0.19	2010-12-20
	250,000	0	N/A	$3.32	2012-04-11
	100,000	0	N/A	$2.50	2013-04-13
	100,000	0	N/A	$0.95	2014-06-08
Ingrid Martin, Chief Financial Officer	100,000	66,667	N/A	$0.95	2014-06-08
Jean-Pierre Lachance,	100,000	0	N/A	$0.19	2010-12-20
	100,000	0	N/A	$0.46	2011-01-24
Executive Vice-President	150,000	0	N/A	$3.32	2012-04-11
	100,000	0	N/A	$2.50	2013-04-13
	100,000	0	N/A	$0.95	2014-06-08
Pierre H. Terreault (2)	300,000	0	N/A	$2.57	2013-03-18
	75,000	0	N/A	$0.95	2014-06-08

(1) The Company granted only Option awards and did not grant any Stock awards so these columns have been deleted from the table.

(2) Except for 100,000 stock options granted to Mrs. Martin, the other stock options were immediately exercisable at the date of the grants subject only to a resale restriction period of 4 months and one day prior to November 23, 2007,for the underlying shares, applicable to trades in Canada. On November 23, 2007, the Toronto Stock Exchange approved the Company’s amended stock option plan produced as Exhibit 10.3 and 10.4 filed with Form 10KSB for the year ended December 31, 2007, removing this resale restriction period.

Option exercises during the fiscal year ended December 31, 2009

Name	Number of shares acquired on exercise	Value realized on exercise
Guy Hébert	N/A	N/A
Ingrid Martin	N/A	N/A
Jean-Pierre Lachance	N/A	N/A
Pierre H. Terreault	N/A	N/A

(1) The Company granted only Option awards and did not grant any Stock awards so columns (d) (e) have been deleted from the table.

Directors Compensation- In U.S. dollars (1)

Name (a)	Fees earned or paid in cash ( (b) ( (2)	Option awards (d)	All other compensation ($)(g)	Total (h)
	($) 3)	($) (4)(5)	($)	($)
Robert Desjardins	8,029	29,395	N/A	37,424
Jean-Guy Masse	8,029	29,395	N/A	37,424
Henri Lanctôt (4)	-	29,395	N/A	29,395
Marcel Bergeron	6,309	29,395	N/A	35,704
Total :	22,367	117,580		139,947

(1) The Company did not have any stock awards, Incentive plan compensation or compensation earnings so columns ( c ), (e) (f) have been deleted from the table.

(2) Mr. Guy Hébert, director, president and CEO and Mr. Jean-Pierre Lachance, executive vice-president who work at the head office as executive officers of the Company do not receive any fees for their presence to the Board of Directors’ Meetings but their remuneration by BBH Géo-Management Inc., the Management Company, for services rendered to the Company pursuant to a services contract is described in details in this Item 10 at the sub-section entitled: Summary executive compensation

(3) The Company did not pay any salary or other form of compensation directly to its external directors other than the fees for their presences to the Board of directors meetings and Audit Committee Meetings and the grant of stock options as detailed in the following footnote.

(4) Mr. Henri Lanctôt, director and Corporate Secretary of the Company, does not receive any fees as Director. Mr. Lanctôt is a partner of Gowling Lafleur Henderson, LLP, (“Gowlings”) legal counsel to the Company. During the year ended December 31, 2009, the Company paid to Gowlings fees totalling $46,265 which included fees for services of Mr. Lanctôt as Corporate Secretary of the Company in the approximate amount of $8,133 for Board of Directors meetings and for Annual Shareholders Meeting documentation. These amounts do not represent the remuneration actually received by Mr. Lanctôt for his services.

(5) The Company granted on June 2009, to each of the four directors mentioned in the preceding table, 75,000 stock options at the exercise price of $0.9556 per share until June 8, 2014, with each an aggregate grant date fair value of $29,395computed in accordance with FAS 123 R of $0.3919 per share as indicated at Note 10 Stock Option Plan of Financial Statements that reads as follows in U.S. Dollars.

During the year ended December 31, 2009, the Company granted 1,077,500 stock options in 2009 (1,363,500 stock options in 2008 and 1,499,000 stock options in 2007) to officers, directors, consultants and employees of service providers rendering services to the Company, at a strike price of $0.9559 per share for 5 years, of which 963,500 vest immediately and 114,000 vest in 3 tranches over 18 months. The fair value of each option granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.3919 per option in 2009 ($0.9335 per option in 2008 and $1.2954 per option in 2007) for a Black Scholes value of the grant of 75,000 stock options in 2009 to each of Misters Desjardins, Masse, Lanctôt and Bergeron of $29,395. The market price of the Company’ share was lower than the strike price at the grant dates.

	2009	2008	2007

Risk-free interest rate	1.88%	2.46%	3.06
Expected life	2 years	1yr	1 yr
Expected volatility	97.09%	101%	103%
Expected dividend yield	0.0%	0.0%	0.0%

In 2009, a stock-based compensation relating to the vested options of $519,261 ($1,089,533 in 2008) was recognized in the statement of operations and $162,455 was capitalized against the deferred expenditures, with the credit being recorded against the contributed surplus in the total amount of $681,717 in 2009 ($1,333 in 2008 and $1,360,957 in 2007).

(3) As at December 31, 2009, Mr. Robert Desjardins had an aggregate number of option awards outstanding at fiscal year end of 225,000 stock options of which 75,000 at the exercise price of $0.9556 per share, 75,000 at the exercise price of $2.50 per share and 75,000 stock options at the exercise price of $3.33 per share.

As at December 31, 2009, Mr. Jean-Guy Masse had an aggregate number of option awards outstanding at fiscal year end of 275,000 stock options of which 75,000 are at the exercise price of $0.9556 per share, 75,000 at the exercise price of $2.50 per share, 75,000 at the exercise price of $3.33 per share and 50,000 stock options at the exercise price of $0.47 per share.

As at December 31, 2009, Mr. Henri Lanctôt had an aggregate number of option awards outstanding at fiscal year end of 225,000 stock options of which 75,000 are at the exercise price of $0.9556 per share, 75,000 at the exercise price of $3.33 per share and 75,000 at the exercise price of $2.50 per share.

As at December 31, 2009, Mr. Marcel Bergeron had an aggregate number of option awards outstanding at fiscal year end of 225,000 stock options of which 75,000 are at the exercise price of $0.9556 per share, 75,000 at the exercise price of $3.33 per share and 75,000 at the price of $2.50 per share.

During the financial year ended December 31, 2009, the Company granted during the year ended December 31, 2009 a total of 1,077,500 of which 600,000 stock options were granted to directors and executive officers and the Chief Financial Officer and 477,500 stock options were granted to employees of the Management Company under the terms of the stock option plan, as described in the following table:

In U.S. dollars Name	Securities under option	Percentage of total options granted to key employees and consultants in the financial year	Exercise price	Market value of the securities under option on the eve of the award	Expiry
Guy Hébert, President	100,000	0.092%	$0.9556	$0.00	2014/06/08
Jean-Pierre Lachance, Executive Vice President	100,000	0.092%	$0.9556	$0.00	2014/06/08

The following table shows the options exercised during the financial year by executive officers and the year-end value of unexercised options at December 31, 2009:

In U.S. dollars				Value of unexercised in-
	Shares		Unexercised options at	the-money options at
	acquired on		year-end	year-end
	exercise of		--------// --------	--------// --------
	options	Aggregate value realized	Exercisable /	Exercisable / non-
Name	(#)	($) (1)	non-exercisable	exercisable
Guy Hébert, CEO			750,000	$177,600
President and Director	0	$0	______//_____	_______//______
			750,000/ N.A.	750,000 / N.A.
Jean-Pierre Lachance,			550,000	$99,300
Executive Vice President and	0	$0	_______//______	______//_____
Director			550,000/ N.A.	550,000 / N.A.

(1)Whenever an option is exercised, the aggregate value realized is the difference between the market value on the date of the exercise of the option and the exercise price, multiplied by the number of shares. On December 31, 2009, at closing on the TSX Exchange, the Company’ share traded for $0.783 per share.

Liability Insurance - In U.S. dollars

On June 1, 2009, the Company subscribed a liability insurance policy for storage tanks and pollution costs coverage until June 1, 2010 in the amount of $4,779,658 dollars per event and paid an annual premium of $17,757 for the policy during the financial year.

The Company has an insurance policy that provides directors’ and officers’ liability coverage of $4,779,657 per event. The Company paid an annual premium of $14,712 for the policy during the financial year.

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

Directors’ Fees- In U.S. dollars

The external directors receive fees for each board and audit committee meeting they attend with the exception of those directors who are also executive officers of the Company. Directors’ fees totalled $22,369 for the year ended December 31, 2009 and were allocated as follows:

Name of Director	Amount of Director’s fees paid for fiscal year 2009
Marcel Bergeron	$6,309
Robert Desjardins	$8,029
Jean-Guy Masse	$8,029

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

Equity Compensation Plan Information as at December 31, 2009-In U.S. dollars

			Number of securities
			remaining available for future
			issuance under equity
	Number of securities to be		compensation plan (excluding
	issued upon exercise of	Weighed-average exercise	securities reflected in column
Plan Category	outstanding options	price of outstanding options	(a))
Stock option plan

Equity compensation plans
approved by security holders	4,310,500	$1.81	3,474,586
Equity compensation plans
not approved by security
holders	N.A.	N.A.	N.A.
Total:	4,310,500	$1.81	3,474,586

(b) Stock options granted during the last financial year - In U.S. dollars

During the year ended December 31, 2009, the Company granted a total of 1,077,500 stock options to officers, directors and key employees and consultants of services provider, BBH Géo-Management Inc.

Of that number, on June 9, 2009, the Company granted a total of 500,000 stock options to directors at the exercise price of $0.9556 per share, 100,000 to the Chief Financial Officer and 477,500 were granted to consultants and several employees of the Management Company rendering services to the Company.

There has been no stock option exercised during the year ended December 31, 2009.For further details concerning the stock options granted and exercised during the last fiscal year please refer to NOTE 12 of FINANCIAL STATEMENTS.

Item 12: Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

(a) Security ownership of certain beneficial owners

The Company is a publicly traded Canadian corporation, the shares of which are owned by Canadian residents, U.S. residents and other countries residents. The Company is not owned or controlled, directly or indirectly by any foreign government or any other companies. Ownership is based on information furnished to the Company by its Transfer Agent, Computershare Company of Canada. As of December 31, 2009, the Company knew of one person owning more than 5% of common shares of the issuer’s voting securities.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership at December 31, 2009	Percent of class
Common shares	Goodman & Company, Investment Counsel Ltd One Adelaide Street East 29th Floor, Toronto Ontario, Canada M5C 2V9	14,744,565 common shares are held within mutual funds or other client accounts managed by Goodman & Company, Investment Counsel Ltd, acting as Investment Counsel and Portfolio Manager	12.11% undiluted.

(b) Security ownership of management

The following table sets forth the names and addresses of each of the directors and officers of the Company, their principal occupations and their respective date of commencement of their term with the Company. All directors and officers hold office until the next Annual General Meeting of Shareholders of the Company or until a successor is appointed.

1	2	3	4
Title of class	Name and Position with the Company	Number of Common Shares of the Company Beneficially Owned or Directly/Indirectly Controlled (1) (6)	Percentage of Issued Share Capital (6)
Common shares, (1) , stock options to purchase common shares and common shares indirectly controlled	GUY HEBERT(3)(5) 595 Marie-Victorin, Boucherville, Québec, Canada J4B 1X4 President and Director 2000	232,000 common shares 5,355,614 common shares held indirectly 750,000 stock options (3)	4.90%
Common shares, escrowed shares and stock options to purchase common shares	JEAN-PIERRE LACHANCE,(5) 5146 Nantel, St-Hubert, Québec, Canada J3Y 2Y4 Executive Vice President and Director 2000	198,600 common shares 550,000 stock options (4)	0.60%
Common shares and stock options to purchase common shares	ROBERT DESJARDINS, (2) 400 rue de L’inspecteur, # 810 Montréal, Québec H3C 4A8 Director 2001	100,000 common shares 225,000 stock options	0.20%
Common shares and stock options to purchase common shares	JEAN-GUY MASSE, (2)(5) 775 Chemin Markham, Montreal, Québec, Canada H3P 3A6 Director 2000	43,000 common shares 275,000 stock options	0.20%
Common shares and stock options to purchase common shares	HENRI LANCTÔT, (5) , 247, Trenton ave., Montreal, Quebec, Canada H3P 1Z8 Corporate secretary and director 2007	50,375 common shares 225,000 stock options	0.20%
Common shares and stock options to purchase common shares	MARCEL BERGERON (2) (5) , 108, ave. Kenaston, Mont-Royal Town, Québec H3R 1M2 Director 2007	27,000 common shares 225,000 stock options	0.20%
Stock options to purchase common shares	INGRID MARTIN(5) , 4672, Brébeuf Street Montreal, Québec H2J 3L3 Chief Financial Officer , June 2009	100,000 stock options	0.00%
Total Common shares and stock options to purchase common shares directly and indirectly controlled.		6,006,589 common shares 2,350,000 stock options	6.81% (6)

(1) Information relating to the Shares over which control or direction is exercised was provided by the directors and officers as of March 10, 2010. Common Shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof, based upon information furnished to the Company by individual directors and officers. Unless otherwise indicated, such shares are held directly.

(2) Member of the Audit Committee

(3) Mr. Hébert holds directly a total of 232,000 shares, indirectly 5,355,614 shares through a company disclosed at Item 13: Certain relationships and related transactions and Director Independence of which Mr. Hébert is president and sole director and these shares are controlled by Mr. Hébert and 750,000 stock options.

(4) The directors, officers and other members of management of the Company, as a group beneficially own, directly or indirectly, 6,006,589 common shares of the Company, representing 4.90% of the total 122,695,906 common shares issued and outstanding of the Company as of March 10, 2010 and 6.81% of that same number in taking in consideration the stock options that can be exercised in a delay of 60 days.

(5) Of the number of common shares mentioned in Column 4 of the preceding table, the directors owned each a number of stock options with right to exercise within 60 days as follows: Mr. Hébert, 750,000; Mr. Lachance, 550,000; Mr. Masse, 275,000; Mr. Lanctôt, 225,000 Mr. Desjardins 225,000, Mr. Bergeron 225,000 stock options and Mrs. Martin, Chief Financial Officer, 33,333 stock options.

(c) Changes in control

The Company does not anticipate at this time any changes in control of the Company.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a) Related parties transactions

During the year, the Company conducted the following transactions with another company, BBH Géo-Management Inc. (“BBH”) for which the Company’s director and President, Mr. Guy Hébert, also serves as sole director and President On August 1, 2008, the Company and BBH, a related company, signed an agreement under which BBH will provide the Company with the following services: office space, office and computer equipment, secretarial, management, accounting and legal, geological consulting, investor and regulatory relations and financing services. The agreement is valid for a three-year period ending on July 31, 2010, and provides for a fixed monthly charge of $5,200 for office rent, office equipment and computers that will be reviewed each year on July 31. See section Related-party Transactions in Item 7: Management Discussion &Analysis, Executive remuneration, Security management ownership and Note 17 of Financial Statements

Mr. Henri Lanctôt, Director and Corporate Secretary of the Company, is a Partner of Gowling Lafleur Henderson LLP which acts as legal counsel to the Company.

(b) Transactions with Promoters

Mr. Guy Hébert, President and director of the Company can be considered as the promoter of the Company in consideration of his participation and managing of the business of the Company since its incorporation.

Mr. Hébert does not receive any salary or compensation for his services as Director and Chief Executive Officer directly from the Company but receives a salary from BBH and is entitled to receive Company’stock options as an incentive. See section on Security ownership of management and Executive remuneration.

(c) Director Independence

At March 10, 2010, the Board of Directors consists of six directors who will serve until the next annual meeting that will be held on May 27, 2010 at 10.30 a.m. at Hotel Fairmount Queen Elizabeth, Hochelaga 4 Room, 900 René-Lévesque Blvd. West Montréal, Québec, H3B 4A5 Canada and they will then either be re-elected or their successors will be elected. For the discussion as to Directors Independence please see this Item at subsection (a) Related parties transactions.

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

As of December 31, 2009, Mr. Jean-Guy Masse Mr. Robert Desjardins and Mr, Marcel Bergeron are independent directors. Mr. Bergeron qualifies as an “independent” director since June 2009 as discussed in details at Item 10 Directors, Executive Officers and Corporate Governance at sub-section (i) Corporate governance.

Mr. Guy Hébert, President, Mr. Jean-Pierre Lachance, Executive Vice President, and Mr. Henri Lanctôt, Director and Corporate Secretary, are not considered independent directors and further details are disclosed at this Item 13 subsection (a) Related Parties transactions.

The independent directors meet without the presence of non-independent directors in the case of the Audit committee meetings. In order to assure the independence of the directors, the Audit committee has full authority to review the financial statements and management discussions and analysis on a quarterly and annual financial basis, to question the auditors and the employees of the Management Company in charge of the Company’s financial department, to examine and comment on any of the Company’s medium- and long-term obligations, and to review, analyse and comment on the Company’s budget.

The Board of directors is chaired by Mr. Guy Hébert, President and Chief Executive Officer, and Robert Desjardins, an independent director, acts as the lead director. With the President and Chief Executive Officer, the lead director establishes the agenda items for each meeting, including the matters presented to the Audit committee. The Audit committee constitutes a forum for the independent directors to comment on the Company’s activities and identify matters to be dealt with at Board of director meetings.

Item 14: Principal Accounting Fees and Services in Canadian Dollars

The mandate of PETRIE RAYMOND, LLP, Chartered Accountants has been renewed on June 9, 2009 as Auditors of the Company.

1) Audit Fees

In the last two fiscal years, one firm of accountants rendered to the Company professional services for the total estimated amount of $151,044 for auditing of annual financial statements included in Form 10-K for the fiscal years ended December 31, 2008 and December 31, 2009, review of quarterly interim financial statements for the quarterly reports of the fiscal years ended December 31, 2008 and December 31, 2009 and other services that are normally provided by the accountants in connection with statutory and regulatory filings for these periods ("reports").

Services provided by the principal accountant PETRIE RAYMOND, LLP, Chartered Accountants, for the year,, ending December 31, 2008 concerning the quarterly filings of March, June and September 2008 amounted to fees of $18,796 and the fees to be paid for the annual reports including Form 10-K amounted to $53,848. For the year ending December 31, 2009, the Company paid fees in the amount of $25,400 for the quarterly filings of March, June and September 2009 and estimates fees in the amount of $53,000 for the annual reports for the year ended December 31, 2009 including Form 10-K.

March 31, 2008, June 30, 2008, September 30, 2008,	PETRIE RAYMOND LLP	$18,796
Annual reports for year ending December 31, 2008 and	PETRIE RAYMOND LLP	$53,848
March 31, 2009, June 30, 2009 and September 30, 2009	PETRIE RAYMOND LLP	$25,400
Annual Reports 2009	PETRIE RAYMOND LLP	*$53,000

* Estimated fees

2) Audit-Related Fees

None

3) Tax Fees

There are the aggregate fees billed for tax compliance, tax advice and tax planning in each of the two last fiscal years for professional services rendered by the principal accountants:

Year ending at December 31, 2008: $3,556
Year ending at December 31, 2009: *$5,000
*Estimated fees

On November 8, 2009, the Board of directors upon pre-approval of the Audit committe, gave mandate to PricewaterhouseCoopers, Chartered Accountants to review the Company’s tax filings for the year ended December 31, 2009.

4) All other Fees

The Company paid to PETRIE RAYMOND LLP, Chartered Accountants, fees in the amount of $5,588 in the year ended December 31, 2008 for its participation in the due diligence process in financing and to answer some comments of L’Autorité des marchés financiers du Québec (Québec Securities Commission) and of the U.S. Securities and Exchange Commission.

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

Item 15: Exhibits, Financial Statement Schedules

a) (1) Index to Financial Statements

F-1Report of Independent Registered Public Accounting Firm;
F-2 Balance Sheets as of December 31, 2009 and 2008;
F-3 Statements of Deferred Expenditures as of December 31, 2009 and 2008;
F-4 Statements of Earnings and Deficit as of December 31, 2009, 2008 and 2007;
F-5 Statements of Cash Flows as of December 31, 2009, 2008 and 2007;
F-6 Notes to Financial Statements including U.S. GAAP

a)(2) Table of Exhibits

	Table of Exhibits - Form 10K, December 31, 2008	Format	Reference to Pages of Form 10K or Incorporation by Reference
3 (i)	Certificates of incorporation and amendments	Paper	See Form 10 SB/A2 Volume 1 Amended pages 1 to 10
3 (ii)	By-laws	Paper	See Form 10 SB/A2 Volume 1 Amended pages 37 to 59
(4) (1)	Instruments defining the rights of security holders, including indentures in By-Laws	Paper	See Form 10 SB/A2 Volume 1 Amended By- Laws sections 47 to 54 pages 50 to 52
(4) (2)	Instruments defining the rights of security holders, including indentures in Annex A to Certificate of incorporation (translation in English)	CE	Form 10KSB/A2, 2007-12-31 Page 79
10.1	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 ( French Language version)	CE	Form 10KSB/A2, 2007-12-31, Page 81
10.2	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 (English language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 86
10.3	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008 (French language version)	CE	Form 10Q, 200-09-30, page 11
10.4	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008( English Language summary )	CE	Form 10Q, 2008-09-30, p. 15
10.5	Amended Stock Option Plan dated November 7, 2008 ( French Language version) with Summary in English Language	CE	Form 10KSB/A2, 2007-12-31 Page 87
10.6	Amended Stock Option Plan dated November 7, 2008 (English Language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 100
11	Statement re computation of per share earnings		N/A
13	Annual report to security holders, Form 10 Q or quarterly report to security holders	CE	Form 10K SB/A December 31. 2007, Form 10 Q March 31, June 30 and September 30, 2008
14	Code of Ethics	CE	Company’s website at www.stratecoinc.com
22	Published report regarding matters submitted to vote of security holders	CE	Form 10 Q for the period ended June 30, 2008
23	Letter of consent from KPMG, LLP dated July 22, 2002.	Paper	Form 10 SB/A2 Volume 1 Amended p. 234
23.1	Consent of expert on technical report, David A. Ross, P.Geo, for Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10KSB/A2, 2007-12-31 Page 102
23.2	Consent of expert on technical report, David A. Ross, M.Sc. P. Geo. for Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10K, 2008-12-31,
23.3	Consent of expert on technical report R. Barry Cook, M.Sc.P. Eng. for Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10K, 2008-12-31
23.4	Consent of expert on scoping study David A. Ross M.Sc. P. Geo. for Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10K, 2008-12-31
23.5	Consent of expert on scoping study Barry Cook, M. Sc. P. Eng. for Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10K, 2008-12-31
23.6	Consent of expert on scoping study Normand L. Lecuyer, P.Eng. for Scott Wilson Roscoe Postle Associates Inc.	CE	Form 10K, 2008-12-31
23.7	Consent of expert on scoping study Bruce C. Fielder, P. Eng., for Melis Engineering Ltd.	CE	Form 10K, 2008-12-31

23.8	Consent of expert on scoping study Normand D’Anjou , Eng. for Golder Associates Ltd	CE	Form 10K, 2008-12-31
23.9	Consent of expert on scoping study Paul Chamois, , M.Sc., P.Geo. Senior Consulting Geologist for Scott Wilson Roscoe Postle Associates Inc	CE	Form 10K, 2008-12-31
24	Letter of consent from Gowling Lafleur Henderson, LLP dated July 22, 2002	Paper	Form 10 SB/A2 Volume 1 Amended p. 235
24	Form FIX appointing Eaton, Peabody as Agent of the Company in the United States of America dated July 15, 2002 and certified copy of the Board of Directors dated July 15, 2002	Paper	Form 10 SB/A2 Volume 1 Amended page 230
24	Power of attorney	Paper	Form 10 SB/A2 Volume of Exhibits Amended page 232
31.1	Sarbanes-Oxley Act Section 302(a) Certification of CEO	CE	Form 10K-2008-12-31.
31.2	Sarbanes-Oxley Act Section 302(a) Certification of CFO	CE	Form 10K-2008-12-31.
32	Certification pursuant to 18 U.S.C. Section 1350 asadopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	CE	Form 10K 2008-12-31 P
99.1	Framework of Internal Control over financial reporting 2007	CE	Form 10KSB/A2, 2007-12-31 Page 106
99.1.1	Internal Controls of Purchases and Expenses Cycle (2008) with Control of General Administrative expenses	CE	Form 10K, 2008-12-31
99.2	Description of Financing process by private or public offering and of related disclosure requirements.	CE	Form 10K, 2008-12-31

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Dated: March 11, 2010

/s/ Guy Hebert
_________________________________
Name: Guy Hebert
Title: President, Chief Executive Officer and Director

Dated: March 11, 2010

/s/ Ingrid Martin
__________________________________
Name: Ingrid Martin
Title: Chief Financial Officer

Dated: March 11, 2010

/s/ Jean-Pierre Lachance
_________________________________
Name: Jean-Pierre Lachance,
Title: Executive Vice-President and Director

Dated: March 11, 2010

/s/ Jean-Guy Masse
__________________________________
Name: Jean-Guy Masse,
Title: Director

Dated: March 11, 2010

/s/ Robert Desjardins
___________________________________
Name: Robert Desjardins,
Title: Director

Dated: March 11, 2010

/s/ Marcel Bergeron
______________________________________
Name: Marcel Bergeron,
Title: Director

Dated: March 11, 2010

/s/ Henri Lanctôt
_____________________________________
Name: Henri Lanctôt

FINANCIAL STATEMENTS
As at December 31, 2009 and 2008

Strateco Resources Inc.
1225 Gay-Lussac Street, Boucherville, Québec J4B 7K1
Tel.: (450) 641-0775 • 1-866-774-7722 • Fax: (450) 641-1601
Website: www.stratecoinc.com Email: info@stratecoinc.com
Toronto Stock Exchange: RSC Frankfurt Stock Exchange “FSE”: RF9

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

The Audit Committee is appointed by the Board of Directors. All of its members are independent directors.. All three members are external directors. The committee meets from time to time with management as well as the external auditors to discuss matters related to internal controls, audit results, accounting principles and related subjects.

Petrie Raymond LLP, Chartered Accountants, an independent chartered accounting firm, was appointed to audit the Company’s financial statements and issue an opinion on them.

On the recommendation of the Audit Committee, the Board of Directors has approved the Company’s financial statements for the years ended December 31, 2009 and 2008.

(Signed) Guy Hébert	(Signed) Ingrid Martin
Guy Hébert,	Ingrid Martin,
President and Chief Executive Officer	Chief Financial Officer

Boucherville, Canada
March 11, 2010

255 CRÉMAZIE BLVD. EAST, SUITE 1000
MONTRÉAL (QUÉBEC)  H2M 1M2
TEL.: (514) 342-4740
FAX: (514) 737-4049

Auditors’ Report

Report of Independent Registered Chartered Accountants

To the Shareholders and Board of Directors of:
Strateco Resources Inc.:

We have audited the accompanying balance sheets of Strateco Resources Inc. as of December 31, 2009 and 2008 and the statements of operations, comprehensive loss, deficit and cash flows for the years ended December 31, 2009, 2008 and 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Risk Management and Governance/Guidance on Control published by the CICA’s Criteria of Control Board. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

To the Shareholders and Board of Directors of
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in accordance with Canadian generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Risk Management and Governance/Guidance on Control published by the CICA’s Criteria of Control Board.

As discussed in Notes 4 and 23, the Company restated its prior years financial statements to reclassify some deferred expenditures to property and equipment, to correct the calculation of the future income tax and to capitalize the acquisition costs of mining properties and mining rights.

Canadian generally accepted accounting principles vary in certain respects from the accounting principles generally accepted in the United States of America. Information relating to the nature and aspect of such difference is presented in Note 23 to the financial statements.

Limited Liability Partnership
Chartered Accountants

Montréal, Canada
March 11, 2010

1	CA auditor permit No. 20507

 255 CRÉMAZIE BLVD. EAST, SUITE 1000
MONTRÉAL (QUÉBEC)  H2M 1M2
TEL.: (514) 342-4740
FAX: (514) 737-4049

Auditors’ Report to the Shareholders

We have audited the balance sheets of Strateco Resources Inc. as at December 31, 2009 and 2008 and the statements of operations, comprehensive loss, deficit and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in accordance with Canadian generally accepted accounting principles.

Limited Liability Partnership
Chartered Accountants

Montreal, Canada
March 11, 2010

1	CA auditor permit No. 20507

STRATECO RESOURCES INC., an exploration stage company
Balance Sheets
December 31, 2009 and 2008

	2009	2008
	$	$
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 5)	321,065	5,847,120
Tax credits receivable (Note 6)	9,306,880	10,278,825
Sales tax recoverable	334,951	515,386
Investment (Note 7)	45,000	35,000
Deposits on exploration work	150,000	150,000

Prepaid expenses	137,348	132,676
	10,295,244	16,959,007

EXPLORATION FUNDS (Note 5)	2,473,260	4,852,256
MINING PROPERTIES (Note 8)	10,827,687	10,571,154
DEFERRED EXPENDITURES (Note 8)	36,304,887	25,958,075
PROPERTY AND EQUIPMENT (Note 9)	1,754,666	1,421,098

	61,655,744	59,761,590

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued charges	1,697,302	1,396,939
Current portion of obligation under capital lease (Note 10)	156,814	-
	1,854,116	1,396,939

OBLIGATION UNDER CAPITAL LEASE (Note 10)	171,522	-
FUTURE INCOME TAX (Note 18)	1,293,000	1,876,000
ASSET RETIREMENT OBLIGATIONS (Note 16)	160,000	-
	3,478,638	3,272,939

SHAREHOLDERS’ EQUITY
Capital stock (Note 11)	58,766,177	55,579,592
Warrants (Note 11)	-	5,415,675
Contributed surplus (Note 13)	8,814,337	3,413,518
Deficit	(9,403,408)	(7,920,134)
	58,177,106	56,488,651

	61,655,744	59,761,590

See notes to financial statements.

ON BEHALF OF THE BOARD

Guy Hébert, Director	Robert Desjardins, Director

STRATECO RESOURCES INC., an exploration stage company
Statements of Operations, Comprehensive Loss and Deficit
December 31, 2009 and 2008

	2009	2008	2007
	$	$	$
		(Restated)	(Restated)
INCOME
Interest income	54,046	446,328	963,895

EXPENSES

PROFESSIONAL FEES	437,588	416,483	391,800
Legal and audit expenses	274,628	178,147	140,031
Stock-based compensation	543,199	1,089,533	1,377,348
Directors’ fees	23,400	19,900	19,800
Shareholder communications	77,356	85,164	130,697
Investor relations	427,132	348,698	414,697
Regulatory fees	42,367	58,650	285,850
Social benefits related to stock options	-	2,212	4,720
Travel and lodging expenses	19,932	37,226	32,215
Donation to environmental fund	-	-	100,000
Rent	64,015	49,840	39,720
Insurance	32,614	33,194	35,621
Office expenses	90,673	84,382	73,902
Taxes and permits	18,053	2,437	36,019
Recovery of part XII.6 tax	-	(28,522)	-
Interest and bank charges	2,217	4,772	9,375
Amortization of property and equipment	19,146	5,071	-
Fair value changes of financial instruments held for trading	(10,000)	265,000	-
Write-off of deferred expenditures and mining properties	-	356,690	-
	2,062,320	3,008,877	3,091,795

Loss before income tax	(2,008,274)	(2,562,549)	(2,127,900)

Future income tax benefits	525,000	1,028,000	1,973,321

NET LOSS AND COMPREHENSIVE LOSS	(1,483,274)	(1,534,549)	(154,579)

Deficit, beginning of year as previously stated	(8,780,137)	(6,837,585)	(6,315,006)
Future income tax restatement (note 4)	860,000	452,000	84,000
Deficit, beginning of year (restated)	(7,920,134)	(6,385,585)	(6,231,006)
Net loss	(1,483,274)	(1,534,549)	(154,579)
Deficit, end of year	(9,403,408)	(7,920,134)	(6,385,585)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.012)	(0.013)	(0.001)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUSTANDING (in thousands)	119,432	115,986	107,539

See notes to financial statements.

STRATECO RESOURCES INC., an exploration stage company
Statements of Cash Flows
December 31, 2009 and 2008

	2009	2008	2007
		$	$
		(Restated)	(Restated)
OPERATING ACTIVITIES
Net loss for the year	(1,483,274)	(1,534,549)	(154,579)
Non-cash items:
Stock-based compensation	543,199	1,089,533	1,377,348
Fair value changes of financial instruments held for trading	(10,000)	265,000	-
Write-off of deferred expenditures and mining properties	-	356,690	-
Amortization of property and equipment	19,146	5,071	-
Future income tax	(525,000)	(1,028,000)	(1,973,321)
	(1,455,929)	(846,255)	(750,552)
Changes in non-cash working capital items
Deposits on exploration work	-	208,031	141,969
Sales tax recoverable	180,435	84,356	(284,109)
Prepaid expenses	(4,672)	(68,057)	(38,182)
Accounts payable and accrued charges	192,373	(435,882)	69,897
	368,136	(211,552)	(110,425)
Cash flow from operating activities	(1,087,793)	(1,057,807)	(860,977)

INVESTING ACTIVITIES
Term deposits	-	-	8,680,857
Acquisition of investment in shares	-	(300,000)	-
Acquisition of mining properties	(222,133)	(120,000)	(30,493)
Increase in deferred expenditures	(16,866,957)	(21,305,883)	(18,267,221)
Tax credits received	8,310,361	7,394,153	1,319,853
Additions to property and equipment	(404,714)	(791,877)	(1,424,494)
Cash flow from investing activities	(9,183,443)	(15,123,607)	(9,721,418)

FINANCING ACTIVITIES
Common share and warrants issuance	2,500,000	8,252,902	30,701,350
Issue costs	(133,815)	(358,208)	(1,694,203)
Cash flow from financing activities	2,366,185	7,894,694	29,007,147

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,905,051)	(8,286,720)	18,424,752
Cash and cash equivalents, beginning of year	10,699,376	18,986,096	561,344
Cash and cash equivalents, end of year	2,794,325	10,699,376	18,986,096
Less: Exploration funds	(2,473,260)	(4,852,256)	-
CASH AND CASH EQUIVALENTS, PRESENTED ON THE BALANCE SHEET	321,065	5,847,120	18,986,096

Supplemental cash flow information (Note 19)

See notes to financial statements.

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

1.	INCORPORATION, NATURE OF OPERATIONS AND GOING CONCERN

The Company is incorporated under the Canadian Business Corporations Act and is engaged in the acquisition and exploration of properties. It has not yet determined whether the mining properties have economically-recoverable ore reserves. Recovery of amounts indicated under mining properties and the related deferred expenditures are subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to complete exploration, development and profitable future production or the proceeds from the sale of such assets.

For the year ended December 31, 2009, the Company recorded a loss of $1,483,274 ($1,534,549 in 2008 and $154,579 in 2007). In addition to ongoing working capital requirements, the Company must secure sufficient funding to meet its existing commitments for exploration and development programs and pay general and administration costs.

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

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations and do not reflect the adjustment to the carrying values of assets and liabilities, the reported revenues and expenses and balance sheet classifications that would be necessary were the going concern assumption not appropriate. These adjustments could be material.

2.	CHANGES IN ACCOUNTING POLICIES

EIC 173: Credit Risk and the Fair Value of Financial Assets and Financial Liabilities
On January 20, 2009, the CICA issued EIC abstract 173 which establish that an entity’s own credit risk and the credit risk of the counterparty should be taken into account in determining the fair value of financial assets and financial liabilities, including derivative instruments. The adoption of this standard did not have a significant impact on the Company’s financial statements.

EIC 174: Mining Exploration Costs
On March 27, 2009, the CICA issued abstract EIC 174 to provide additional guidance for mining exploration enterprises on when an impairment test is required. This abstract was applied during the current year. The adoption of this standard did not have a significant impact on the Company’s financial statements.

On June 2009, the Company adopted the amendments to Section 3862, "Financial Instruments - Disclosures", issued by the CICA. The amendments improved disclosures about fair value measurements of financial instruments, including the relative reliability of the inputs used in those measurements and liquidity risk, in light of concerns that the nature and extent of liquidity risk requirements were unclear and difficult to apply. The amendments to Section 3862 apply to annual financial statements relating to fiscal years ending after September 30, 2009. The prospective adoption of this section did not have any measurement impact on the Company’s financial statements. The additional disclosure requirements are presented in Note 15.

Other new standards were issued, but are not expected to have a material impact on the Company’s financial requirements.

FUTURE CHANGES IN ACCOUNTING POLICY
Business Combinations and Non-Controlling Interests

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

2.	CHANGE IN ACCOUNTING POLICIES (CONT’D)

As an activity consistent with Canadian generally accepted accounting principles being converged with IFRS-IASB, the previously existing recommendations for business combinations and consolidation financial statements will be replaced with new recommendations for business combinations (CICA Handbook Section 1582), consolidations (CICA Handbook Section 1601) and non-controlling interests (CICA Handbook Section 1602).

Generally, the new recommendations result in measuring business acquisitions at the fair value of the acquired business and a prospectively applied shift from a parent corporation conceptual view of consolidation theory (which results in the parent corporation recording book values attributable to non-controlling interests) to an entity conceptual view (which results in the parent corporation recording fair values attributable to non-controlling interests). Both the new Canadian GAAP recommendations and IFRS-IASB allow the choice of whether or not to recognize the fair value of goodwill attributable to non-controlling interests on an acquisition-by-acquisition basis.

As of June 30, 2009, the Company decided to postpone the adoption of these recommendations until January 1st 2011 (as allowed by the CICA Handbook).

Harmonization of Canadian and International Standards
In April 2008, the CICA published an exposure draft as guidance which requires the transition to International Financial Reporting Standards (“IFRS”) to replace Canadian GAAP as currently employed by Canadian publicly accountable enterprises. The changeover will occur no later than fiscal years beginning on or after January 1, 2011. Accordingly, the Company expects that its first interim financial statements presented in accordance with IFRS will be for the three-month period ended March 31, 2011, and its first annual financial statements presented in accordance with IFRS will be for the year ended December 31, 2011. IFRS uses a conceptual framework similar to Canadian GAAP, but there are significant differences in recognition, measurement and disclosure requirements.

Set out below are the main areas where changes in accounting policies are expected to have a significant impact on the Company’s financial statements. The list below should not be regarded as a complete list of changes that will result from transition to the IFRS. It is intended to highlight areas that the Company believes to be the most significant; however, analysis of changes is still in process and the selection of accounting policies where choices are available under IFRS has not been completed. We note that the regulatory bodies that promulgate the Canadian GAAP and the IFRS have significant ongoing projects that could affect the ultimate differences between Canadian GAAP and IFRS and their impact on the Company’s financial statements in future years. The future impacts of the IFRS will also depend on the particular circumstances prevailing in those years. The standards listed below are those existing based on current Canadian GAAP and IFRS. At this stage, the Company is not able to reliably quantify the expected impacts of these differences on its financial statements. They are as follows:

a)	Property, plant and equipment (IAS 16);
b)	Impairment of assets (IAS 36);
c)	Exploration for and evaluation of mineral resource (IFRS 6);
d)	Share-based payments (IFRS 2).

Furthermore, IFRS 1 provides guidance to entities on the general approach to be taken when first adopting IFRS. The underlying principle of IFRS 1 is retrospective application of IFRS standards in force at the date an entity first reports using IFRS. IFRS 1 acknowledges that full retrospective application may not be practical or appropriate in all situations and prescribes:

a)	optional exemptions from specific aspects of certain IFRS standards in the preparation of the Company’s opening balance sheet; and
b)	mandatory exceptions to retrospective application of certain IFRS standards.

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

Additionally, to ensure financial statements contain high quality information that is transparent to users, IFRS 1 contains disclosure requirements to highlight changes made to financial statement items due to the transition to IFRS. The Company is analyzing the various accounting policy choices available and will implement those determined to be most appropriate in the Company’s circumstances. The Company has not yet determined the aggregate financial impact of adopting IFRS 1 on its financial statements.

3.	ACCOUNTING POLICIES

BASIS OF PRESENTATION
The Company’s financial statements have been prepared in accordance with Canadian generally accepted accounting principles. All figures are in Canadian dollars unless otherwise noted.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash, bank balances and highly-liquid short-term investments initially maturing within three months of their acquisition date.

EXPLORATION FUNDS
These funds are restricted in use for exploration expenses pursuant to flow-through financing agreements.

INVESTMENT
The fair value of investment in shares corresponds to the last bid price at the end of the period and the fair value of warrants corresponds to the difference between the asking price of the shares and the exercise price of the warrants. The fair value of the warrants is nil when the asking price is lower than their exercise price.

MINING PROPERTIES AND DEFERRED EXPENDITURES
Exploration properties include rights in mining properties and deferred exploration expenditures. Expenditures incurred on non-producing properties identified as having development potential are deferred until the economic viability of the project has been established, at which time these costs are added to mining properties. Mining assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that the carrying value of the assets may not be recoverable, as identified by comparing their net book value to the estimated undiscounted future cash flows generated by their use and eventual disposal. Impairment is measured as the excess of the carrying value over the fair value, determined principally by discounting the estimated net future cash flows expected to be generated from the use and eventual disposal of the related asset. In the event that the Company has insufficient information about its mining assets to estimate future cash flows to test the recoverability of the capitalized costs, the Company will test for impairment by comparing the fair value to the carrying amount, without first performing a test for recoverability. Expenditures not related to specific properties are accounted for in the statements of operations.

Proceeds on the sale of exploration properties are applied by property in reduction of the mining properties, then in reduction of the deferred exploration expenditures and any residual is recorded in the statement of operations unless there is contractual work required in which case the residual gain is deferred and will be reduced the contractual disbursements when done. Government assistance, mining duties credits and other credits related to exploration work are applied against the deferred exploration expenditures.

PROPERTY AND EQUIPMENT AND AMORTIZATION
Property and equipment are amortized using the straight line method over three years for fuel tanks, computer equipment, rolling stock, leasehold improvements, over a 10-year period for the camp over 30 months for the camp under a capital lease and over five years for the road; machinery and equipment are amortized using the diminishing balance method at a rate of 20%.

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

3.	ACCOUNTING POLICIES (CONT’D)

CAPITAL STOCK
Share capital issued for non-monetary consideration is generally recorded at the fair market value at the date the shares were issued, or the date the agreement to issue the shares was entered into, as determined by the Board of Directors of the Company.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS
The Company offers a stock option plan described in Note 12. The Company uses the fair value method based on the Black-Scholes pricing model to record the compensation cost related to the issue of stock options to its employees, employees of Company’s supplies, directors, officers and consultants. When the options are granted, the compensation charge is recorded in the statement of operations or in deferred expenditures and the counterpart is credited to contributed surplus. The expense is recorded over the vesting period for employees and over the period of services rendered for consultants. The Company recognizes warrants granted to brokers or agents during capital raising based on the fair value method based on the Black-Scholes pricing model. The expense is recorded in the share issue costs and the counterpart is recorded against the warrants. On exercise of stock options or warrants, any consideration paid and the warrant related to these titles are credited to capital stock. When the warrants expire, the balance of the warrants is transferred to the contributed surplus.

FAIR VALUE OF WARRANTS
Proceeds from unit placements are allocated between shares and warrants issued using the Black-Scholes pricing model to determine the fair value of warrants issued.

SHARE ISSUE COSTS
Expenses relating to the issue of shares are accounted for as a reduction of the share capital during the year they are incurred. The resource expenditure deductions for income tax purposes related to exploratory activities funded by flow-through share arrangements are renounced to investors in accordance with tax legislation. Under the liability method of accounting, taking into account EIC-146, income taxes related to the temporary differences are recorded on the date that the Company renounces the deductions to investors together with a corresponding charge to issued costs in the capital stock.

INCOME TAXES
The Company records its income taxes using the liability method. Under this method, future income tax assets and liabilities are recognized taking into account temporary deductible or taxable differences between the carrying value and the fiscal value of assets and liabilities, using the effective or practically effective income tax rate applicable for the year in which the differences should be reversed. The Company establishes a valuation allowance for future income tax assets if, based on available information, it is more likely than not that part or all of future income tax assets will not be realized.

NET LOSS PER SHARE
The basic and diluted net loss per share is calculated based on the weighted-average number of common shares outstanding during the year.

FINANCIAL INSTRUMENTS – RECOGNITION AND MEASUREMENT
All financial instruments are required to be measured at fair value on initial recognition, except for certain related party transactions. Measurement in subsequent periods depends on whether the financial instrument has been classified as held-for-trading, available-for-sale, held-to-maturity, loans and receivables, or other liabilities.

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

3.	ACCOUNTING POLICIES (CONT’D)
  Financial assets and liabilities classified as held-for-trading are required to be measured at fair value, with gains and losses recognized in net earnings.
  Financial assets classified as held-to-maturity, loans and receivables and financial liabilities (other than those held- for-trading) are required to be measured at amortized cost using the effective interest method of amortization.
  Available-for-sale financial assets are required to be measured at fair value, with unrealized gains and losses recognized in other comprehensive income (loss). Investments in equity instruments classified as available-for-sale that do not have a quoted market price in an active market should be measured at cost.

The Company has adopted the following classification:

  Cash and cash equivalents, investment and exploration funds are classified as held-for-trading.
  Accounts payable and accrued charges and the obligation under capital lease are classified as other liabilities.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally recognized accounting principles requires management to make estimates and assumptions that affect the assets and liabilities reported. These same estimates and assumptions also have an impact on the contingencies as at the date of the financial statements, as well as amounts related to revenue and expenses for the periods. Critical estimates include estimates of the credit for mining duties refundable for losses and the refundable tax credit for resources, future income tax assets and liabilities, the mining properties and deferred exploration expenditures and retirement obligation and the fair value of stock options granted. Actual results could therefore differ from these estimates.

4.	PRIOR YEARS RESTATEMENTS

In 2009, following a fiscal audit, $785,266 deferred expenditures were reclassified to property and equipment for acquisitions that occurred in 2007. The amortization was increased by $126,433 in 2007 and $147,271 in 2008 and the offset entry was recorded in deferred expenditures.

In 2009, the Company realized that a misinterpretation occurred in the methodology to calculate one aspect of the future income tax. The balance of the deficit as of January 1st 2009 was therefore reduced by $860,000 and the future income tax benefit was increased by $84,000 in 2006, $368,000 in 2007 et $408,000 in 2008. The future income tax balances on the balance sheets were reduced by an equivalent amount.

5.	CASH AND CASH EQUIVALENTS

	2009	2008
	$	$
Cash	1,794,325	1,184,018
Term deposits – rate of 0.40% (between 2.20% and 2.35% in 2008) maturing on
January 8, 2010 (between January 7 and 9 in 2009)	1,000,000	9,515,358
Less: Exploration funds	(2,473,260)	(4,852,256)
	321,065	5,847,120

On December 31, 2009, of the $2,500,000 ($8,000,000 in 2008) exploration work that had to be undertaken following the December 8, 2009 flow-through private placement, $643,327 ($3,147,744 in 2008) exploration expenses were incurred of which $26,740 were paid ($3,147,744 in 2008).

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

6.	TAX CREDITS RECEIVABLE

	2009	2008
	$	$
Quebec refundable credit on mining duties at rate of 12%
2006	-	288,060
2007	1,275,258	1,369,765
2008	1,501,503	1,374,668
2009	1,061,665
Refundable credit for resources for exploration expenses at rates of from 35% to 38.75%
2008	-	7,246,332
2009	5,468,454	-
	9,306,880	10,278,825

7.	INVESTMENT

Pacific Bay Minerals Ltd. (“Pacific Bay”) shares are trading at $0.045 as at December 31, 2009 ($0.035 at December 31, 2008), consequently, the Company recorded an unrealized gain of $10,000 on change in the fair value of the investment since January 1, 2009 but a loss of $255,000 since its acquisition on January 14, 2008.

8.	MINING PROPERTIES AND DEFERRED EXPENDITURES

		December 31,			December 31,
Mining properties	Interest	2008	Acquisitions	Write-offs	2009
		$	$	$	$
Matoush project
Matoush	100%	337,000	1,306	-	338,306
Matoush Extension	100%	-	1,236	-	1,236
Eclat	100%	1,184,600	96,207	-	1,280,807
Pacific Bay-Matoush	Option 60%	126,240	135,037	-	261,277
Other projects
Mistassini	Option 60%	-	9,041	-	9,041
Apple	100%	8,923,314	13,706	-	8,937,020
		10,571,154	256,533	-	10,827,687

		December 31,			December 31,
Mining properties	Interest	2007	Acquisitions	Write-offs	2008
		$	$	$	$
Matoush project
Matoush	100%	337,000	-	-	337,000
Eclat	100%	774,000	410,600	-	1,184,600
Pacific Bay-Matoush	Option 60%	-	126,240	-	126,240
Other projects
Apple	100%	8,923,314	-	-	8,923,314
Mont-Laurier Uranium	100%	10,000	-	(10,000)	-
		10,044,314	536,840	(10,000)	10,571,154

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

8.	MINING PROPERTIES AND DEFERRED EXPENDITURES (CONT’D)

Deferred expenditures	2009	2008
	$	$
		(Restated)
Deferred exploration expenditures	36,092,123	25,818,425
Exploration supplies	212,764	139,650
	36,304,887	25,958,075

	December 31,				December 31,
Deferred expenditures	2008	Additions	Tax credit	Write-offs	2009
	$	$	$	$	$
	(Restated)
Matoush project
Matoush	22,864,066	15,356,254	(6,071,922)	-	32,148,398
Matoush Extension	456,320	24,661	(27 641)	-	453 340
Eclat	669,376	609,287	(280,882)	-	997,781
Pacific Bay-Matoush	422,741	722,678	(332,842)	-	812,577
Other projects
Mistassini	293,215	373,233	(175,729)	-	490,719
Apple	1,252,357	160,568	(10,853)	-	1,402,072
	25,958,075	17,246,681	(6,899,869)	-	36,304,887

	December 31,				December 31,
Deferred expenditures	2007	Additions	Tax credit	Write-offs	2008
	$	$	$	$	$
	(Restated)	(Restated)			(Restated)
Matoush project
Matoush	11,545,831	18,548,035	(7,229,800)	-	22,864,066
Matoush Extension	346,265	204,185	(94,130)	-	456,320
Eclat	268,742	452,591	(51,957)	-	669,376
Pacific Bay-Matoush	149,434	506,089	(232,782)	-	422,741
Other projects
Mistassini	-	530,298	(237,083)	-	293,215
Apple	69,526	2,181,153	(998,322)	-	1,252,357
Mont-Laurier Uranium	326,834	21,931	(7,594)	(341,171)	-
Prospection	5,519	-	-	(5,519)	-
	12,712,151	22,444,282	(8,851,668)	(346,690)	25,958,075

MATOUSH
The Company owns 100% of the Matoush property, located about 260 km north of Chibougamau. The property is subject to a 2% Net Smelter Return (“NSR”) royalty.

MATOUSH EXTENSION
The Company owns 100% of the Matoush Extension property.

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

8.	MINING PROPERTIES AND DEFERRED EXPENDITURES (CONT’D)

ECLAT
In June 2009, the Company made the last payment of $96,000 pursuant to the letter of intent signed on July 6, 2005 with Vija Ventures Corporation (“Vija”). Having met all its obligations, the Company owns 100 % interest on all minerals, except diamonds, on all the claims in Eclat property, subject to a 2% NSR royalty and a 2% of gross proceeds of carbon emission rights in favour of Vija. In June 2008, the Company made a payment of $20,000 and issued 200,000 common shares valued at $390,600.

PACIFIC BAY-MATOUSH
On January 14, 2008, the Company signed the final agreement to earn a 60% interest in the Pacific Bay–Matoush property owned by Pacific Bay located in the Matoush District of Québec's Otish Mountains. The agreement calls for the Company to pay Pacific Bay a total of $500,000, issue 200,000 common shares over four years and incur $3 million in exploration expenditures over four years, including a minimum of 10,000 meters of drilling at a rate of 2,500 metres per year. In addition, the Company acquired on the signature date of the final agreement 1,000,000 units of Pacific Bay at a price of $0.30 per unit whereby each unit consists of one common share and one warrant to purchase a common share at $0.60 per share for a period of 24 months. The warrants expired on January 14, 2010 without being exercised.

In October 2008 and 2009, the Company met its annual commitments by completing for each year: the issuance of 40,000 common shares (valued at $26,240 in 2008 and at $34,400 in 2009), paying $100,000 and completing $750,000 in exploration work including the minimum of 2,500 metres of drilling.

MISTASSINI
Pursuant to a letter of intent dated November 20, 2007 and the exercise of its right of first refusal on February 14, 2008, the Company may earn a 60% interest in Majescor Resources Inc (“Majescor”) uranium rights on the Mistassini property located in the Otish Mountains, Québec by incurring an aggregate of $1.3 million in exploration expenditures over three years. The Company must reimburse Majescor the cost of the drilling program done in December 2007 (approximately $250,000) and incur an additional $250,000 in exploration expenses on the property in Year 1, for a total firm commitment of $500,000. As at December 31, 2009, the Company has met its $500,000 and $400,000 commitments for Year 1 and Year 2 respectively. On November 24, 2008, the Company and Majescor signed a formal agreement retroactive to February 14, 2008. The Mistassini property is subject to a royalty of 2% of the proceeds from the sale of all uranium oxide.

APPLE
The Apple property is located 80 km southeast of Radisson, in the James Bay area, Québec. The property is subject to a 2% NSR royalty of which 1% can by repurchased by the Company for $1 million.

MONT-LAURIER URANIUM AND PROSPECTION
In 2008, the Company decided to write-off expenses for prospecting and the Mont-Laurier Uranium property, including $346,690 in deferred expenditures and $10,000 in mining properties, because no significant work had been done on the property since 2006.

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

9.	PROPERTY AND EQUIPMENT

			Net Carrying
			Value as at
		Accumulated	December 31,
	Cost	Amortization	2009
	$	$	$
Fuel tanks	665,670	(398,852)	266,818
Camp	408,100	(74,818)	333,282
Road	203,526	(111,940)	91,586
Rolling stock	223,781	(179,688)	44,093
Machinery	120,764	(117,406)	3,358
Equipment	849,429	(329,646)	519,783
Computer equipment	301,480	(139,173)	162,307
Leasehold improvements	8,335	(3,232)	5,103
Camp under capital lease	328,336	-	328,336
	3,109,421	(1,354,755)	1,754,666

			Net Carrying
			Value as at
		Accumulated	December 31,
	Cost	Amortization	2008
	$	$	$
	(Restated)	(Restated)	(Restated)
Fuel tanks	403,413	(233,272)	170,141
Camp	408,100	(34,008)	374,092
Road	203,526	(71,234)	132,292
Rolling stock	204,774	(110,485)	94,289
Machinery	120,764	(77,151)	43,613
Equipment	711,621	(213,291)	498,330
Computer equipment	155,838	(55,378)	100,460
Leasehold improvements	8,335	(454)	7,881
	2,216,371	(795,273)	1,421,098

10.	OBLIGATION UNDER CAPITAL LEASE

	2009	2008
	$	$

Obligation under capital lease, capital and interest repayable in 24 monthly instalments of $15,000 each commencing January 2010	328,336	-
Current portion of an obligation under capital lease	(156,814)	-
	171,522	-

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

10.	OBLIGATION UNDER CAPITAL LEASE (CONT’D)

The aggregate capital amount of the obligation under capital lease is as follows:

$
2010	180,000
2011	180,000
360,000
Less : imputed interest calculated at 9%	(31,664)
328,336

11.	CAPITAL STOCK

AUTHORIZED
An unlimited number of common shares without par value

An unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the Board of Directors.

ISSUED AND FULLY PAID

	2009		2008		2007
	Common	Amount	Common	Amount	Common	Amount
	shares		shares		shares
		$		$		$
Balance, beginning of year	119,266,432	55,579,592	114,167,867	49,276,379	96,373,367	18,744,128
In consideration of mining properties	40,000	34,400	240,000	416,840	3,450,000	6,745,500
In cash
Private placements	-	-	-	-	9,620,000	20,298,200
Flow-through private placements	2,500,000	2,500,000	4,102,565	8,000,002	-	-
Exercise of stock options	-	-	25,000	9,500	320,500	171,050
Exercise of warrants	-	-	731,000	188,200	4,404,000	5,573,500
Amounts from contributed surplus
(Note 13)
Exercise of warrants	-	-	-	194,704	-	60,828
Exercise of stock options	-	-	-	4,175	-	79,251
Issue costs
Future income taxes	-	786,000	-	(2,152,000)	-	-
Brokerage fees	-	(100,000)	-	(320,000)	-	(1,569,020)
Warrants granted	-	-	-	-	-	(701,875)
Professional fees	-	(33,815)	-	(38,208)	-	(125,183)
Balance, end of year	121,806,432	58,766,177	119,266,432	55,579,592	114,167,867	49,276,379

On January 31, 2007, the Company completed a brokered private placement of 9,620,000 units, including 1,920,000 units upon exercise of the firm underwriters’ option, at a price of $2.60 per unit for gross proceeds of $25,012,000.

Each unit is comprised of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $3.50 until January 31, 2009, provided that if the closing price of the common shares is equal to or greater than $4.50 for 20 consecutive trading days at any time after June 1, 2007, upon 30 days notice from the Company, it may accelerate the expiry of the warrants. The fair value of the warrants was estimated using the Black-Scholes model with no expected dividend yield, an expected volatility of 110%, a risk-free

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

11.	CAPITAL STOCK (CONT’D)

interest rate of 2.80% and an expected life of warrants of 1 year. An amount of $4,713,800 was recognized as a credit in the contributed surplus and has reduced the share capital.

The firm underwriters received a cash commission equal to 6.0% of the gross proceeds of the offering. The firm underwriters also received compensation options equal to 6.0% of the total number of units sold pursuant to the offering (577,200 units), each compensation option entitling the underwriters to purchase one unit at the issue price until January 31, 2009. The fair value of the compensation options was estimated using the Black-Scholes model with no expected dividend yield, an expected volatility of 110%, a risk-free interest rate of 2.80% and an expected life of compensation options of 1 year. An amount of $701,875 was recognized as share issue costs and credited to contributed surplus.

On October 1st, 2008, the Company closed a non-brokered private placement of 4,102,565 flow-through shares at $1.95 per share for gross proceeds of $8,000,002. A $320,000 finder fees was paid.

On December 8, 2009, the Company completed a non-brokered private placement of flow-through shares with one insider holding more than 10% of the share capital of the Company through one fund and one investor that is related for an aggregate amount of $2.4M and another investor for an amount of $100,000. The private placement consists of 2,500,000 flow-through common shares issued at the price of $1.00 per share for a total amount of $2.5 million. A $100,000 finder fees was paid.

In 2009, new information permitted to reduce the future income taxes related to the issuance of flow-through shares in October 2008.

WARRANTS
Each warrant entitles its holder to purchase one share of the Company. Changes to the outstanding warrants are shown in the following table:

	2009			2008
	Number	Weighted-	Fair value	Number	Weighted-	Fair Value
		average			average
		strike			strike
		price			price

		$	$		$	$
Balance, beginning of	5,387,200	3.40	5,415,675	6,118,200	3.03	5,610,379
year
Exercised	-	-		(731,000)	0.26	(194,704)
Expired	(5,387,200)	3.40	(5,415,675)	-	-	-
Balance, end of year	-	-	-	5,387,200	3.40	5,415,675

12.	STOCK OPTION PLAN

The Company has a stock option plan for its officers, directors, consultants and suppliers’ employees. The Board of Directors sets the conditions for acquiring the common stock options according to quantity and exercise price. The strike price of the options granted may not be less than the market price, which corresponds to the weighted average

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

12.	STOCK OPTION PLAN (CONT’D)

price based on the volume and price of the shares traded on the Toronto Stock Exchange for the five days preceding the option grant. The options granted are valid for a period established by the Board of Directors, not to exceed five years from the date the options are granted. The maximum number of common shares issuable under the plan is 10,654,586. The maximum number of options that can be granted to any participant may not exceed 5% of the issued and outstanding shares of the capital stock. The cost of the options will be recorded over the vesting period.

Changes to the stock options under the plan are shown in the following table:

	2009		2008
		Weighted-		Weighted-
		average		average
	Number	strike price	Number	strike price
		$		$
Balance, beginning of year	3,314,500	2.20	2,106,500	2.31
Granted	1,077,500	1.00	1,363,500	2.05
Exercised	-	-	(25,000)	0.38
Cancelled	(81,500)	2.89	(130,500)	2.81

Balance, end of year	4,310,500	1.89	3,314,500	2.20

Outstanding and exercisable stock options as at December 31, 2009, are shown in the following table:

	Options outstanding			Options exercisable
Range of		Weighted-average	Weighted-average		Weighted-average
strike price	Number	lifespan (year)	strike price	Number	lifespan (year)
$			$		$
0.20 à 0.40	575,000	1.00	0.26	575,000	1.00
1.00	1,077,500	4.44	1.00	996,833	4.44
2.04 à 2.38	1,354,000	3.30	2.06	1,284,000	3.28
2.60 à 2.86	400,000	2.28	2.75	400,000	2.28
3.00 à 3.37	904,000	2.31	3.33	904,000	2.31
	4,310,500	2.98	1.89	4,159,833	2.94

During the year ended December 31, 2009, the Company granted 1,077,500 stock options (1,363,500 in 2008) at a strike price of $1.00 per share for 5 years to officers, directors, consultants and employees of service providers, of which 963,500 (420,000 in 2008) vested immediately and 114,000 (657,500 in 2008) will vest in 3 tranches over 18 months. The fair value of each option granted was determined using the Black-Scholes option-pricing model. The weighted-average fair value of the stock options granted was $0.41 ($0.7627 in 2008) per option. The market price of the Company’ share was lower than the strike price at the grant dates.

The following weighted average assumptions were used in the calcultations:

	2009	2008

Risk-free interest rate	1,88%	2.46%
Expected life	2 years	1 year
Expected volatility	97,09%	101%
Expected dividend yield	0%	0%

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

12.	STOCK OPTION PLAN (CONT’D)

In 2009, a stock-based compensation relating to the vested options of $543,199 ($1,089,533 in 2008) was recognized in the statement of operations and $169,945 was capitalized in the deferred expenditures, with the credit being recorded against the contributed surplus.

13.	CONTRIBUTED SURPLUS

	2009	2008	2007
	$	$	$
			(Restated)
Balance, beginning of year	3,413,518	2,522,864	1,285,595
Attributions
Warrants	-	-	-
Stock options	713,144	1,089,533	1,377,348
Exercise of securities
Warrants	-	(194,704)	(60,828)
Stock options	-	(4,175)	(79,251)
Expiration
Warrants	5,415,675	-	-
Futur tax on expiry of warrants	(728,000)	-	-
Balance, end of year	8,814,337	3,413,518	2,522,864

14.	CAPITAL DISCLOSURES

In terms of capital management, the objectives of the Company are to preserve its ability to continue its mining exploration. The Company includes shareholder’ equity in the definition of capital for a total amount of $58,177,106 ($56,488,651 in 2008). Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.

There were no significant changes in the Company’s approach to capital management during the exercise ended December 31, 2009. The Company doesn’t have any externally imposed capital requirements neither regulatory nor contractual requirements to which it is subject, unless the Company closes a flow-through private placement in which case the funds are restricted in use for exploration expenses.

15.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

INTEREST RISK
Part of the cash and cash equivalents bear interest at a fixed rate and the Company is, therefore, exposed to the risk of changes in fair value resulting from interest rate fluctuations The obligation under capital lease bears interest at a fixed rate. A fluctuation of 1% of the interest rate would have an non-significant impact on the financial statements The Company’s other financial assets and liabilities do not comprise any interest rate risk since they do not bear interest.

MARKET RISK
The Company is exposed to fluctuations in the uranium price, as the uranium price influences the potential economics of the Company’s mining properties and therefore has an effect on its exploration program and on the decision on whether or not to proceed with production.

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

15.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONT’D)

Also, market risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will significantly fluctuate because of changes in market prices. The Company is exposed to market risk in trading its investment in Pacific Bay, a TSX Venture issuer whose activities are in the exploration field. As of December 31, 2009, a 10% decrease (increase) in the price on the stock market would result in an estimated increase (decrease) in net after-tax loss of approximately $4,500.

CREDIT RISK
The financial instruments which expose the Company to market risk and concentrations of credit risk include cash and cash equivalents, deposits on exploration work and exploration funds. The Company invests part of its cash and cash equivalents and exploration funds in guaranteed investment certificates guaranteed by and held with a Canadian chartered bank. Concerning the accounts receivable, the Company does not have any security, but mitigates its credit risk by only transacting with a diversified group of partners with strong financial conditions, and consequently does not anticipate any losses.

LIQUIDITY RISK
The Company manages its liquidity risk by using budgets that enable it to determine the amounts required to fund its exploration programs. The Company also ensures that it has sufficient working capital available to meet its day-to-day commitments.

As at December 31, 2009, the Company has a cash and equivalents balance of $321,065 ($5,847,120 as at December 31, 2008) and exploration funds of $2,473,260 (4,852,256 as at December 31, 2008) to settle current liabilities of $1,854,116 ($1,396,939 as at December 31, 2008).

Given the Company’s available liquid resources as compared to the timing of payments of the liabilities, management assesses the Company’s liquidity risk to be high. Management seeks additional financing through the issuance of new equity instruments to continue its operations, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

FAIR VALUE
The faire value of financial instruments is summarized as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	amount	Value	amount	value
	$	$	$	$
Financial assets
Held for trading
Cash and cash equivalents	321,065	321,065	5,847,120	5,847,120
Investment	45,000	45,000	35,000	35,000
Exploration funds	2,473,260	2,473,260	4,852,256	4,852,256

Financial liabilities
Other liabilities
Accounts payable and accrued liabilities	1,697,302	1,697,302	1,396,939	1,396,939
Obligation under capital lease	328,336	328,336	-	-

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

15.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONT’D)

Fair value estimates are made at the balance sheet date, based on relevant market information and other information about financial instruments.

The fair value of the investment is based on the last bid price on the stock market at the end of the period. Since this evaluation is based on quoted prices in active markets, it’s considered a level 1 in the fair value hierarchy.

16.	ASSET RETIREMENT OBLIGATION

	2009	2008
	$	$
Balance, beginning of year	-	-
Increase	160,000	-
Balance, end of year	160,000	-

The Company has recorded an asset retirement obligation, which reflects the present value of the estimated amount of undiscounted cash flow required to satisfy the asset retirement obligation in respect of the Matoush property. The primary component of this obligation is the removal of equipment currently used at the site. If the Company decides not to go into production on the property, it is assumed that the asset retirement obligation will be incurred in 2012. Should the Company decide to proceed with a production decision on the Matoush property, the obligation will be realized further into the future. The credit adjusted risk free rate at which the estimated cash flows have been discounted to arrive at the obligation is 9% and the discounted amount of inflation-adjusted estimated future cash flows is $160,000.

17.	RELATED-PARTY TRANSACTIONS

During the period ended December 31, 2009:

a)	BBH Geo-Management inc. (“BBH”) charged:
	i)	consultant and subcontractor fees for $2,937,000 ($2,572,000 in 2008) included in the deferred expenditures;
	ii)	management fees:
		1)	for $632,000 ($1,381,000 in 2008) included in deferred expenditures;
		2)	for $12,000 ($128,000 in 2008) included in property and equipment;
		3)	the management fee applicable to the Matoush property was reduced to 5% as of August 1st, 2008.
	iii)	professional fees, legal and audit expenses, investor relations and rent for a total amount of $741,000 ($659,000 in 2008);
	iv)	legal fees of $2,000 ($11,000 in 2008) included in share issue cost.
b)	An officer, in function up until June 9, 2009, charged accounting fees of $7,000 ($38,000 in 2008) included in professional fees;
c)	A company controlled by an officer, in function since June 9, 2009, charged accounting fees of $35,000 included in professional fees;
d)

A limited partnership company in which an officer and director is also a partner, charged legal fees amounting to $21,000 ($35,000 in 2008) included in legal and audit expenses and $27,000 ($10,000 in 2008) included in capital stock as issue costs.

BBH is a related party to the Company since:

i)	The president and director of BBH is also the president and a director of the Company;
ii)	An officer of BBH is also an officer and director of the Company.

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

17.	RELATED-PARTY TRANSACTIONS (CONT’D)

The Company renewed its service agreement with BBH Géo-Management Inc. on August 1, 2008, for a three-year period ending on July 31, 2011. The agreement provides for a fixed monthly charge of $5,200 for office rent, office equipment and computers to be reviewed each year on July 31.

At December 31, 2009, accounts payable and accrued liabilities include an amount of $397,000 ($157,000 in 2008) owed to related-parties. These transactions occurred in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The payment conditions are the same as for the other suppliers of the Company except for BBH for which the invoices are payable upon receipt.

18.	INCOME TAXES

The income tax allowance differs from the amount resulting from the application of the combined Canadian statutory income tax rate as follows:

	2009	2008	2007
	$	$	$
		(Restated)	(Restated)
Loss before income taxes	(2,008,274)	(2,562,549)	(2 127 900)
Combined canadian statutory income tax rate	30.9%	30,9%	31.52%
Income tax benefit at the combined statutory income tax rate	(620,600)	(791,828)	(670,714)
Share issue costs	(210,000)	(219,251)	(212,691)
Stock-based compensation	167,800	336,666	434,140
Write-off of deferred expenditures and mining properties	-	110,217	-
Change in the fair value of the investment	(3,100)	81,885	-
Change in income tax rate	420,562	(186,749)	-
Non-capital losses expired	157,000	72,182	53,225
Change in valuation allowance	-	-	(1,555,500)
Adjustment pursuant to a notice of assessment	-	-	582,245
Non taxable mining duties credit (restatement)	(860,000)	(408,000)	(368,000)
Capital gain on warrants expired	836,722	-	-
Non-deductible and other expenses	(413,384)	(23,122)	(236,026)
Future income tax benefit	(525,000)	(1,028,000)	(1,973,321)

The tax effects of temporary differences giving rise to material future income tax assets and liabilities as at December 31, 2009 and 2008 are as follows:

	2009	2008
	$	$
Future income tax asset
Net operating losses	2,002,000	1,860,800
Financial expenses	324,000	470,600
Property and equipment	217,000	140,300
	2,543,000	2,471,700
Future income tax liability
Mining properties and deferred expenditures	(3,836,000)	(4,347,700)
Future income tax liability	(1,293,000)	(1,876,000)

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

18.	INCOME TAXES (CONT’D)

At December 31, 2009, the Company had non-capital losses and unused share issue costs that could be deferred to later periods and used to reduce future taxable income.

During 2009, the Company has not recognized a future income tax liability on the $2,500,000 private placement as the renunciations of the flow through financing were made subsequent to the year end. If the Company has sufficient unused tax loss carry forward to offset all or part of this future income tax liability and no future income tax assets have been previously recognized for these carry forwards, a portion of such unrecognized losses is recorded as share issue costs up to the amount of the future income tax liability that was previously recognized on the renounced expenditures.

These non-capital losses expire as follows:

	Federal	Provincial
	$	$
Non-capital losses:
2010	537,000	517,000
2011	643,000	643,000
2015	710,000	654,000
2026	1,547,000	1,547,000
2027	1,627,000	1,627,000
2028	1,636,000	1,636,000
2029	775,000	775,000
	7.475,000	7,399,000

19.	CHANGES IN NON-CASH WORKING CAPITAL ITEMS

Supplemental cash flow information	2009	2008	2007
	$	$	$
		(Restated)	(Restated)
Acquisition of mining properties in exchange of common shares	34,400	416,840	6,745,500
Tax credits receivable presented in reduction of deferred expenditures	6,899,869	8,851,668	8,664,378
Stock-based compensation included in deferred expenditures	169,945	-	-
Future income tax included in the cost of mining properties	-	-	2,809,321
Deferred expenditures included in accounts payable	828,820	1,159,377	489,370
Amortization of property and equipment included in deferred expenditures	540,336	468,392	321,810
Future income tax included in common share issue costs	786,000	2,152,000	-
Common share issue costs paid for through the issuance of warrants	-	-	701,875
Property and equipment recorded pursuant to a capital lease obligation	328,336	-	-
Property and equipment recorded pursuant to an asset retirement obligation	160,000	-	-
Interest cashed	69,145	430,977	963,895
Tax credits payable presented in accounts payable	438,547	-	-

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

20.	COMMITMENTS

	2010	2011	2012 and
			thereafter
	$	$	$
Operating leases	139,623	61,120	-

21.	SUBSEQUENT EVENTS

On January 27, 2010, the Company closed a private placement with Sentient Executive GP III, Limited acting for two funds from Cayman Islands ("Sentient") of 100,000 units for an amount of $95,000 and $14,905,000 of convertible notes accompanied by common share purchase warrants. Each unit consists of one common share and one-half of one warrant. Each tranche of $1,000 in notes is accompanied by 527 warrants. Each warrant entitles its holder to purchase one share for $1.00 during a 24-month period following the closing, and for $1.05 during the subsequent period of 24 to 36 months after the closing. The notes do not bear interest and are unsecured. They mature five years plus one month after closing. They are convertible into shares by the holder during this period at a price of $0.95 per share, and are not redeemable by the Company, except under certain conditions. The Company has agreed to pay Sentient transaction fees equal to 5% of the gross proceeds of the private placement. These transaction fees in the amount of $750,000 will be paid in the corresponding number of units.

22.	COMPARATIVE FIGURES

Certain comparative figures have been restated to conform to the financial statements’ presentation adopted in the current year.

23.	THE EFFECT OF APPLYING UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

		2009	2008(Restated)	2007(Restated)
Net loss per Canadian GAAP as reported		$1,483,274	$1,534,549	$154,579
Deferred expenditures (1)		$10,346,812	$12,607,929	$10,099,561
Deferred tax expenses (recovery) (2)		$(1,027,280)	$(661,834)	-
Net loss and comprehensive income for the year, according to U.S. GAAP		$10,802,806	$13,480,644	$10,254,140
Net loss per share per Canadian GAAP, as reported	$	$ 0.012	$0.013	$0.001
Effect of adjustments:
Properties and deferred expenditures (1)		$0.090	$0.110	$0.090
Deferred tax expenses (recovery) (2)		$(0.010)	$(0.010)	-
Loss per share according to U.S. GAAP		$0.092	$$0.113	$0.091

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

(1) Properties and deferred expenditures are accounted for in accordance with Canadian GAAP as disclosed in note 3. Under Canadian GAAP, the property’s potential for development is sufficient to permit the capitalization of exploration expenditures incurred as property acquisition costs and deferred expenditures and the management intends to pursue the development. Under U.S. GAAP, a final feasibility study showing economically recoverable proven and probable reserves is required for capitalization of exploration expenditures. Accordingly, the exploration related costs must be expensed as incurred.

(2) Under Canadian GAAP, shares issued as flow-through shares are recorded at their face value when issued. When the entity acquires assets the carrying value may exceed the tax basis as a result of the enterprise renouncing the deductions to the investors. The tax effect of the temporary difference is recorded as a share issue cost. Under US GAAP, the proceeds from issuance should be allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the quoted price of the existing shares and the amount the investor pays for the shares. A liability is recognized for this difference. The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time. Income tax expense is the difference between the amount of the deferred tax liability and the liability recognized on issuance. Amounts received upon the issuance of flow-through shares and not spent on exploration costs are presented separately as exploration funds. Exploration funds must be excluded from cash in the statement of cash flows and presented in investing activities. Amounts raised by the issuance of flow-through shares and spent on exploration costs amounted to $4,878,996, $3,147,744, and $0 for the years ended December 31, 2009, 2008 and 2007, respectively. Amounts received for share issuances and not spent on exploration costs amounted to $2,473,260, $4,852,256, and $0 for the years ended December 31, 2009, 2008, and 2007, respectively.

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2008 and 2007 would be to decrease deferred expenditures by $36,304,887 to $0 in 2009 and $25,958,075 to $0 in 2008 (1). There would be an increase to liabilities in the ending amount of $653,188 as of December 31, 2009 and $1,020,218 as of December 31, 2008.(2). This would result in an ending decrease to shareholders’ equity in the amounts of $36,958,075 and $26,978,293 for the years ended December 31, 2009 and 2008, respectively.

The effect on cash flows would be to decrease cash flows from operating activities by $10,346,812 in 2009, $12,607,929 in 2008 and $10,099,561 in 2007 and increase cash flows used in investing activities by $10,489,412 in 2009, $12,607,929 in 2008 and $10,099,561 in 2007.

Changes in U.S. GAAP Significant Accounting Policies and Restatement

As a result of the restatement items identified in Note 4 and also the Company’s internal review of the financial statements, the company determined to make the following accounting policy change under U.S. GAAP and has restated its financial statements for the years ended December 31, 2008 and December 31, 2007 to conform to this change.

Prior to this change, the Company had expensed the acquisition costs of mining properties, the mining rights and exploration fees for U.S. GAAP financial reporting. As codified in ASC Topic 805 “Business Combinations”, the Company has modified its accounting policy, and restated 2008 and 2007 in order to capitalize the acquisition of mining properties and mining rights until the mining property is sold, abandoned, or otherwise determined to be impaired. If the acquired mineral rights relate to unproven properties, the company does not amortize the capitalized mining costs, but evaluates them periodically for impairment.

The impact of these restatements on previously issued U.S. GAAP financial information is as follows:

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

Impact of restatements on previous US GAAP	2008	2007
financial reporting :
Reduction of net loss	$1,446,402	$9,953,314
Reduction of loss per share	$0.02	$0.10
Increase to Mining Properties	$10,571,154	$10,044,314
Increase in Shareholders’ Equity	$11,082,716	$10,044,314
Decrease in cash used in Operating Activities	$1,038,402	$8,983,338
Increase in cash used in Investing Activities	$1,038,402	$8,983,338

Recently Issued U.S. Accounting Pronouncements

The Company adopted the provisions of FIN 48 (as codified in ASC topic 740 “Income Taxes”) (“ASC 740”) for US GAAP purposes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that we recognize in the financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, the Company performed a review of the material tax positions in accordance with recognition and measurement standards established by ASC 740. Based on this review the provisions of ASC 740 had no effect on the Company’s financial position, cash flows or results of operations at either December 31, 2009 or December 31, 2008.

In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the new standards during the third quarter of fiscal 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on the Company’s financial position, results of operations or cash flows. We have evaluated events that occurred subsequently to December 31, 2009, for recognition or disclosure in the Company’s financial statements and notes to its financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards will be effective for the Company beginning in the first quarter of fiscal 2010. The adoption of the new standards will not have an impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for the Company beginning in the fourth quarter of fiscal 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in the Company’s disclosures, including these Notes to the Financial Statements. The codification in not expected to affect the Company’s financial position, cash flows, or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure

STRATECO RESOURCES INC., an exploration stage company
Notes to financial statements
Years ended December 31, 2009, 2008 and 2007

requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company does not anticipate that the adoption of this statement will materially expand its financial statement footnote disclosures.

