Form 10-Q
period 2010-03-31
STRATECO RESOURCES INC
filed 2010-05-11
CIK 1178672

OMB Number: 3235-0070

Expires: July 31, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

122,695,906 Common shares as of May 5, 2010

_____________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1 - Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending March 31, 2010 for the following reasons:

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

Item 1A -  Risk Factors- in Canadian Dollars

For the period between January 1, 2010 and March 31, 2010, the Company does not have any material change to report from risk factors as previously reported in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

As at March 31, 2010, the Company has a cash and equivalents balance of $12,363,918 ($321,065 as at December 31, 2009) to settle current liabilities of $5,824,863 ($1,854,116 as at December 31, 2009).

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds – In Canadian dollars

Unregistered Sales of Equity Securities

As already fully detailed in Form 10-K for the exercise ended December 31, 2009 in Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities at pages 59 and 60, the Company realised a private placement for a financing in the amount of $15M on January 27, 2010 in Québec, Canada, exempted from registration.

Pursuant to the flow-through placement of December 8, 2009 also fully detailed in Form 10-K for the exercise ended December 31, 2009 in Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities at page 59, as at March 31, 2010, the exploration work that had to be undertaken in the amount of $2,500,000 were incurred and paid.

Exploration and Use of Proceeds on Exploration- in Canadian dollars

HIGHLIGHTS

The Company had a very, productive first quarter this year. Once again, all the efforts of its seasoned team were focused on the progress and development of the Matoush uranium project. These efforts generated results, and the Company is now hopeful that it will obtain the licence allowing it to begin excavating the exploration ramp by the fall of 2010.

The year 2010 began with the closing of a $15 million financing on January 27, despite the difficulties in the financial markets. The private financing was subscribed by Sentient Executive GP III, Limited ("Sentient"), an independent equity fund that manages over US $1.3 billion in natural resource sector investments, acting for two funds from Cayman Islands. The Company continues to enjoy an excellent financial position, with working capital of $18 million at at March 31, 2010.

On January 13, the first phase of the largest surface drilling program yet began on the Matoush project, consisting of 120,000 metres of drilling over two years (2010-2011). Some 14,200 metres have already been drilled since the beginning of this first phase, with most of the holes drilled on a 200-metre spacing.

On March 3, Terraquest Ltd. (“Terraquest”) began flying a high-resolution electromagnetic (XDS-VLF EM) airborne survey. This advanced technology survey, which is aimed at testing the hypothesis of the presence of high-grade mineralized zones along a preferential north-south axis, was completed March 12. It covered the entire MATOUSH PROJECT, including the MATOUSH, MATOUSH EXTENSION, ECLAT and PACIFIC BAY-MATOUSH properties. The final interpretation of this survey will be performed over the coming weeks.

In the first quarter, the Company announced the update of the Preliminary Assessment for its MATOUSH PROPERTY. The scoping study update was prepared by Scott Wilson Roscoe Postle Associates Inc. (“Scott Wilson RPA”) with the participation of Melis Engineering Ltd. (“Melis”) for ore processing and SD Energy Associates Ltd. (“SD Energy”) for marketing and price determination. The update, which once again demonstrates the strong economics of the MATOUSH PROJECT, can be found on the Company’s website (www.stratecoinc.com) and on SEDAR (www.sedar.com).

Extensive engineering work was also done in the first quarter to prepare the underground exploration program that will begin in the fall of 2010, provided all the required permits have been obtained. The consultants retained by the Company, including Golder Associates (“Golder”) and SENES Consultants Limited (“SENES”), proceeded with their mandates, including the preparation of a property work memo, translation of reports and an application for an authorization certificate to expand the camp and the drinking and waste water treatment system.

In addition, with regard to the application filed on November 6, 2009, for a licence to begin excavating the exploration ramp, the Canadian Nuclear Safety Commission (“CNSC”) sent the Company a first set of questions in January 2010, to which various consultants are now responding. Work was also done on number of other files during the first quarter, including the construction of the landing strip, the four-season road and new buildings, and winter road maintenance.

Throughout the first quarter, the Company continued its efforts to maintain good community and investor relations, to inform the public on uranium-related issues and to respond to the public’s questions and concerns. The Company also met with various representatives of the Cree community and the towns of Chibougamau and Chapais to support and strengthen communications. The Company also organized information sessions to learn about community concerns.

Various authorities, including the Conférence régionale des élus de la Baie-James (“CREBJ”) and Learning Together, took the initiative of organizing information activities in the municipalities of Mistissini and Chibougamau-Chapais. This included a visit by four aboriginal chiefs from Saskatchewan, who shared their experiences of living in proximity to a uranium mine. All these initiatives are beneficial for the dissemination of information to the communities involved, and help support social acceptance of the Matoush uranium project.

the Company also uploaded the new version of its website, which is now more accessible, powerful and user-friendly.

EXPLORATION

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

(iv)

Quality controls for the results obtained by the gamma probe; and

(v)

Laboratory chemical analyses,

is available on the Company’s website at www.stratecoinc.com in the This technical description can also be found in the Quality Assurance and Quality Control-QA/QC section of the Company’s website, at www.stratecoinc.com and in Form 10K for the fiscal year ended December 31, 2009, Item 2 Properties- Summary of uranium exploration analytical procedures and Note 1 entitled: “Detailed Uranium exploration analytical procedures.”

For the definition of “mineral resources”, please refer to Form 10-K for the fiscal year ended December 31, 2009, Item 2: Properties-MATOUSH PROJECT A.1. MATOUSH PROPERTY-TECHNICAL REPORT.

Cautionary Note to U.S. Investors concerning estimates of Indicated Resources. This section uses the terms “indicated resources”.  We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them.  U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

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

At March 31, 2010, a total of 14,189 metres had been drilled on the MATOUSH PROJECT (covering the MATOUSH, MATOUSH EXTENSION, ECLAT and PACIFIC BAY-MATOUSH properties), as follows: 11,621 metres in 19 holes on the ECLAT property, and 2,568 metres in four holes on the MATOUSH PROJECT. No holes were drilled on the MATOUSH-EXTENSION and PACIFIC BAY-MATOUSH properties. In total, 174,405 metres (401 holes) have been drilled on the MATOUSH PROJECT since exploration began in 2006.

The Company did not conduct exploration on the Apple, Mistassini, Quénonisca or Mont-Laurier Uranium properties in the first quarter of 2010. It continued to focus its efforts on the exploration and development of the MATOUSH PROJECT.

At the beginning of 2010, the Company began an ambitious 60,000-metre drilling program on the MATOUSH PROJECT as a whole, aimed at identifying new mineralized zones. Work started with one drill in operation, to which a second was added on January 27 and a third on February 13.

Phase 1 of the program, which started on January 14 and will continue until the summer, consists of drilling on a systematic 200-metre spacing. Drilling will focus on the upper part of the ACF-4, which hosts the MT-22 and MT-34 zones.

The Company’s objective during this first phase is to extend as far as possible south of the ECLAT property, to the adjacent Cameco Corporation property.

On March 3, Terraquest began flying a high-resolution electromagnetic (XDS-VLF EM) airborne survey. This advanced technology survey, which is aimed at testing the hypothesis of the presence of high-grade mineralized zones along a preferential north-south axis, was completed on March 12. It covered the entire MATOUSH PROJECT, including the MATOUSH, MATOUSH EXTENSION, ECLAT and PACIFIC BAY-MATOUSH properties, for a total of 1,754 linear-kilometres. Mobilization and demobilization costs were shared with a neighbouring mining company.

The preliminary raw survey data showed various anomalies that could be interpreted as faults that are sub-parallel to and/or convergent with the Matoush fault. The final interpretation, which will be done by MPH Consulting following filtering by Terraquest, in combination with data from the previous high-resolution magnetometer survey, will allow the positive anomalies to be clearly distinguished from the negative anomalies.

The objective of this survey is to outline the linear geophysical anomalies representing the Matoush-type faults that could also prove to host large mineralized zones. The final interpretation should generate high-quality drill targets.

MATOUSH PROPERTY

The holes in the southern extension of the known mineralized zones were drilled to test the potential of the strongly anomalous areas identified at the end of the 2009 program, specifically the MT-09-036 (0.48% U3O8 over 4.2 m) and MT-09-035 (0.19% U3O8 over 1.4 m) areas located 1.4 km south of the MT-34 zone.

The three holes drilled in this area (MT-10-001 to 003) did not return any notable intersections despite the alteration present in the holes.

The fourth hole, MT-10-004, drilled about 1.0 km farther south (area of Hole MT-09-041(0.06% U3O8 over 0.8 m), returned better results, with an intersection of 0.17% eU3O8 over 0.8 m.

ECLAT PROPERTY

Holes drilled on a systematic 200-metre spacing on the ECLAT property covered a distance of about 4.0 km starting from Section 68+00S.

The Matoush fault was intersected in each of the holes, thereby confirming its continued presence. With the exception of Hole EC-10-002 located on Section 70+75S, about 3.4 km south of the MT-34 zone, which intersected 0.67% U3O8 over 1.2 m, there were no significant mineralized intersections.

The holes drilled on a 200-m spacing identified one area of interest more than one kilometre long, between sections 75+00S and 87+00S. This area is primarily interesting due to the intensity of the alteration, as well as the presence of dikes running parallel to the Matoush fault. The data from seven holes (EC-10-004 to EC-10-010) indicates that the structural setting is characterized by a series of 2 to 4 sub-parallel deformation corridors (DC) marked by the presence of mafic dikes.

To summarize, to the north of the 75+00S line, a single DC can be seen, corresponding to the Matoush fault, while in the area between sections 77+00S and 84+00S, drilling indicates the presence of three to four DCs, the Matoush fault being the most westerly. The interest of this area is characterized by the presence of fuschite/tourmaline alteration halos with a true thickness of 200 to 250 metres, which is very significant.

This alteration footprint is not seen anywhere else on the project. The alteration present in this area, which is typical of that of the AM-15, MT-22 and MT-34 zones, attests to the potential for the discovery of new mineralized zones.

ASSESSMENT

SCOPING STUDY

During the quarter, the update of the Preliminary Assessment of the Matoush property was completed. The scoping study prepared by Scott Wilson RPA, with the participation of Melis for ore processing and SD Energy for marketing and price determination, once again shows the strong economics of the MATOUSH PROJECT.

The scoping study is based on the NI 43-101-compliant indicated and inferred resources estimated by Scott Wilson RPA in September 2009. The Scoping Study results have been fully disclosed in Form 10-K for the exercise ended December 31, 2009 at Item 2-Properties in section REVISION OF PRELIMINARY ASSESSMENT, FEBRUARY 2010 at pages 28 to 30.

The full report update can be found on the Company’s website (www.stratecoinc.com) and on SEDAR (www.sedar.com).

The Preliminary Assessment is based in part on inferred mineral resources, and is by definition preliminary in nature. Inferred resources are considered too speculative geologically to have economic considerations applied to them and to be categorized as Mineral Reserves. There is no certainty that the Preliminary Assessment will be realized.

ENGINEERING, PERMITS AND LICENCES

In the first quarter, the operations and engineering department pursued its activities to prepare the underground exploration program set to begin once the Company has obtained the required permits.

The consultants retained by the Company made progress on a number of fronts. Golder undertook the preparation of a technical memorandum on field work performed at the end of the summer of 2009. The memorandum includes data on surface water quality, benthos (group of aquatic organisms living on the lake bed) and a number of corrections to the impact study. The technical memorandum (Addenda A to the limited environmental impact assessment for the Matoush underground exploration project) was filed on March 2, 2010. Golder also reviewed the translation of the preliminary impact study that they helped prepare.

GENIVAR completed an application for a certificate of authorizaiton for the expansion of the camp and the waste and drinking water treatment system. The application was filed in January 2010 at the regional office of the Ministry of Sustainable Development, Environment and Parks (“MSDEP”) in Rouyn-Noranda. Additional information later requested by the MSDEP was provided, and the file is now complete.

Finally, in terms of the consultants work, SENES finalized the translation in French as required by the regulations in Quebec, Canada of the study sections on air quality and risk to the ecology and human health, in January and February 2010.

In February 2010, the Company filed the French version of the environmental impact study for the Matoush uranium project underground exploration program at the MSDEP (provincial) and at the Canadian Environmental Assessment Agency (CEAA) (federal).

In January 2010, the CNSC issued an initial set of questions and comments on the application filed on November 6, 2009, for a licence to begin excavating the exploration ramp. Various consultants were assigned to prepare a prompt response to the questions.

A guideline request was sent to the environmental assessments office of the MSDEP for the preparation of a preliminary impact study on exploitation of borrow pits with a surface area greater than 3 ha or located near water bodies. The authorization certificates for exploitation of borrow pits with a surface area of less than 3 ha and located more than 75 m from a water body was received in March 2010.

For the four-season road, the Company sent a letter to deputy ministers of the MSDEP and the Ministry of Natural Resources and Wildlife (“MRNF”) to inform them of certain changes made following a meeting with representatives of the Quebec transport ministry (“MTQ”) and various other participants. In fact, the Company decided to withdraw its authorization request for the construction of a four-season road along the winter road route within the park (km 0 to km 73.5). It was agreed that within the future national park, the MTQ’s route would follow the route of the old winter road. However, the Company maintained its request for a certificate of authorization for the construction of the four-season road on the section of road lying between km 73.5 and 130, which is outside the park.

The winter road was also maintained from the time it opened on February 10 until it closed on March 15. All the planned and necessary transports took place, despite abnormally mild winter temperatures.

The Company also installed a number of new temporary structures on site to meet the needs of the exploration program. These buildings included three mega domes, two dormitory trailers and one office trailer. A new, higher-capacity generator was also added to meet future requirements in 2010, and an overhead power line was installed to provide power to the temporary structures.

The contract for the construction of the landing strip and the access road was granted to Carsa Enterprises Inc., a contractor involved with the Cree community from Mistissini. Construction of the landing strip access road began in the first quarter, and everything should be completed in the third quarter of 2010.

In the first quarter, the Company required the services of 10 new workersfrom a management company.. As at March 31, the team consisted of 38 workers , including 19 at the Matoush camp and 19 at the head office.

COMMUNITY AND INVESTOR COMMUNICATIONS

In the first quarter, the Company continued to take the steps required to establish and maintain good relations with the First Nations and James Bay residents and to ensure that all the work and activities performed in relation to the MATOUSH PROJECT remained part of an open and transparent process.

The Company also took number of initiatives to support and strengthen its relations with the municipalities of Mistissini, Chibougamau and Chapais. It opened offices in Mistissini and Chibougamau, created the position of director of community relations and appointed a liaison officer from the Cree community to provide a direct link between the Company and the residents involved and offer residents local access to information on the various issues related to the MATOUSH PROJECT. The Company also organized information sessions to learn about community concerns.

In the first quarter, the Company continued to promote the development of harmonious relations with the Mistissini Cree community. Two meetings were held in February, one with the Coonishish family and another with the chief of the Cree Nation of Mistissini, to inform them of the latest development on the MATOUSH PROJECT, and reaffirm the Company’s desire to maintain good relations with the community.

In addition, various authorities, including the CREBJ and Learning Together, took the initiative of organizing information activities in the municipalities of Mistissini and Chibougamau-Chapais. The Company encourages this type of activity, as it leads to a better understanding of the issues surrounding uranium exploration and mining, among other things. It is then much easier for residents to arrive at a precise understanding of the facts surrounding the uranium industry.

Notable among these initiatives was the visit by four aboriginal chiefs from Saskatchewan to better understand the realities of living near an uranium mine. Organized by Chief John Longchap and Learning Together, these information sessions had a major positive impact on local residents. In fact, the chiefs, who represent the Canadian communities most directly concerned by uranium mining, were unequivocal about the impacts of uranium mines on health and the environment: after 50 years of uranium mining, the health of their communities, the environment, water, game and fish was intact, even with a uranium mine less than 30 km away. Their respective communities also enjoy the direct benefits of uranium mining.

Also the Company uploaded its new website in mid-March. The website was optimized so as to be more accessible, powerful and user-friendly in order to inform the public more effectively. The Company also acquired a new management tool that allows it to update the site regularly. Henceforth, the public will have fast, easy access to up-to-date documentation published by the Company.

On the investor relations front, several members of the Company’s team travelled to Toronto in the first quarter for the meeting of the Prospectors and Developers Association of Canada (PDAC) from March 7 to 10. The President and Chief Executive Officer made a presentation outlining the reasons to invest in the Company. He also travelled to Europe from February 1 to 5 and to Florida from February 28 to March 3 to attend the Global Metals & Mining Conference, and gave media interviews to inform investors and the public on the MATOUSH PROJECT developments.

All these initiatives were beneficial to the dissemination of information to stakeholders and social acceptance of the MATOUSH PROJECT. They also helped support open, ongoing communication with local aboriginal and non-native communities, investors, regulatory authorities and the general public.

STRATEGY AND ACTION PLAN

The Company’s highly qualified team plans to sustain and accelerate its efforts to make the MATOUSH PROJECT the first uranium project in Quebec to advance to the underground exploration stage, and the first to be realized by a so-called junior company in Canada in this cycle, meaning in nearly 25 years.

To do this, the Company is pursuing is efforts to obtain the licence required to begin excavation of the exploration ramp by the fall of 2010. All the documents required for the licence have been completed and filed with the regulatory bodies. The next step is to present the environmental impact study on the MATOUSH PROJECT at public hearings to be held in Mistissini and Chibougamau on May 25 and 26, 2010.

The Company is very optimistic about the public hearings, as its team is well prepared and the environmental impact study presents positive results, concluding that the impact on workers, local residents and the environment are negligible.

To accelerate the process of obtaining a licence for construction of the mine, the Company plans to begin environmental studies in 2011 for the construction of the tailings pond.

In terms of exploration, the Company began its largest drilling program to date on the MATOUSH PROJECT. In addition to drilling on a systematic 200-metre spacing, the Company will drill around the high-potential area identified in 2009 (EC-09-05 and 06). The Company is confident that this exploration work will enable it to increase the uranium resource on the MATOUSH PROJECT. This program of 120,000 metres of drilling over two years (2010-2011) should also determine the maximum capacity required for the Matoush ore processing plant.

In reason of the Company’s needs for specialised services in fiscal and accounting matters related to its expansion, the Company gave notice on March 23, 2010 to Petrie Raymond, LLP, Chartered Accountants (Petrie Raymond), which were the Auditors of the Company since 2004, of the Change of Auditors. During the quarter, the Company reported on Form 8-K dated March 30, 2010 as amended on April 7, 2010 on Form 8-KA2, the Notice of Change of Auditors and the response of Petrie Raymond. On May 27, 2010, the Company proposes in its Management Information Circular produced as Exhibit 22, to shareholders at the Annual and extraordinary  Assembly of Shareholders  to nominate PricewaterhouseCoopers, LLP, Chartered Accountants, as the new Company’s Auditors.

On the financing front, the Company pursued its aggressive strategy to maintain its strong financial position and ensure good shareholder return. The $15 million private placement with Sentient is evidence of the Company’s long-term view. The President and Chief Executive Officer also continued to meet with investors throughout the period. The Company retained the services of Mr.Paul Einarson, CA, CPA, as Vice President, Finance in a permanent capacity, effective mid-May. His achievements and success are well recognized, and will undoubtedly contribute to the good management and financial wellbeing of the Company.

Finally, the Company plans to expand its community and investor communication initiatives. As of May 1rst, 2010, it has retained the services of Renmark Financial Communications Inc. to help with its investor relations activities. The Company will continue to prioritize information disclosure and transparency by organizing various meetings and information sessions with communities in the vicinity of the MATOUSH uranium PROJECT.

Use of Proceeds –in Canadian dollars

During the first quarter ended March 31, 2010, the Company in order to conduct exploration works on its properties used sums from proceeds obtained throughout the years by private placements, exercise of warrants or stock option or tax credits related to resources for a total approximate and aggregate amount $60.7M of net proceeds

The Company conducted during the first quarter of 2010 exploration works on the MATOUSH PROPERTY in the amount of $5,279,088 representing 8.60% of the issuer’s approximate net offering proceeds, and $2,053,446 on ECLAT PROPERTY representing 3.3% of the issuer’s approximate net offering proceeds in the approximate and aggregate amount of $60.7M. A summary of exploration works conducted during this reporting period on the MATOUSH PROPERTY can be consulted in the section Item 2: Exploration work and activities of this Form 10-Q for the period ended March 31, 2010.

The Company also spent during the first quarter period exploration related expenses in the amount of $95,494 on PACIFIC BAY-MATOUSH PROPERTY, of $20,462 on Mistassini Property, $10,598 on the MATOUSH EXTENSION PROPERTY and $30,046 on Apple property each amount representing less than 5 % of the issuer’s approximate net offering proceeds.

The Company’s working capital stood at $18,411,168 at March 31, 2010 ($8,441,128 at December 31, 2009). This working capital includes $10,261,296 of tax credits receivable ($9,306,880 at December 31, 2009) During the three-month period ended March 31, 2010, the Company received $1,151,952 in tax credits for resources.

The Company’s investment activities primarily consist of funds used in exploration work and the addition of mining properties. The Company is entitled to a refundable tax credit for resources for up to 38.75% of eligible expenses, and a credit on mining duties refundable for losses of 12% of eligible expenses incurred.  As at March 31, 2010, the Company had such tax credits receivable for $10,261,296.

Of the $18.4 million in working capital held by the Company at March 31, 2010, about $1.2M will be used to cover general and administrative expenses and approximately $17.2M will be used to pursue the exploration programs planned for the remaining of fiscal year 2010.

Directors’ Fees – In U.S. Dollars according to Federal Reserve Statistical Release, Foreign Exchange Rates, Canada-Spot Exchange rate as at March 31, 2010, Canadian$/US$: CA$1.0156 / US$1.00.

The external directors receive fees of $788 for each board meeting (BM) they attend and $295 to assist by telephone conference call (BMT). Each Audit Committee member receives $985 for each Audit Committee meeting (AC) they attend and $492 to assist by telephone conference call (ACT). The external directors receive also $394 to assist to the annual meeting of shareholders (AM) whenever it occurs during the period. Misters Hébert and Lachance, directors and executive officers and Mr. Marchand do not receive directors’ fees. Mr. Lanctôt who resigned as Corporate Secretary of the Company but who remains Director as of March 11, 2010 was entitled to Director’s fees.

The external directors received an aggregate of $6,697 in Directors’ fees for the period between January 1, 2010 and March 31, 2010, distributed as follows:

Name of Director	Dates and attended Meetings	Amount of Director’s fees paid for the period (US $)
Robert Desjardins	March 11, 2010 AC	$985
Robert Desjardins	March 11, 2010 BM	$788
Jean-Guy Masse	January 15, 2010-BMT	$295
Jean-Guy Masse	March 11, 2010 AC	$985
Jean-Guy Masse	March 11, 2010 BM	$788
Marcel Bergeron	January 15, 2010-BMT	$295
Marcel Bergeron	March 11, 2010 AC	$985
Marcel Bergeron	March 11, 2010 BM	$788
Henri Lanctôt	March 11, 2010 BM	$788
Total for the three month-period ended March 31, 2010		$6,697

Item 4 - Submission of Matters to a Vote of Security Holders

There was no matter submitted to a Vote of Security Holders during the period. The Annual and Special Assembly of Shareholders will be held at the Salon Hochelaga 4, of the Fairmont The Queen Elizabeth Hotel, 900 René-Lévesque Blvd. West, Montreal, Québec, Canada, on May 27, 2010 at 10:30 a.m. The Management and Information Circular with proxy solicitation material were sent on or about April 30, 2010 to the Company’s shareholders of record as of April 21, 2010. The Company joins as Exhibit 22, the Notice of Meeting and the Management Information Circular.

Item 5. Other Information

On March 11, 2010, the Company reported on Form 8-K dated March 21, 2010, the appointment of Mr. Robert Marchand as new director of the Company.

In reason of the Company’s needs for specialised services in fiscal and accounting matters related to its expansion, on March 23, 2010, the Company gave notice of the Change of Auditors to Petrie Raymond, LLP, Chartered Accountants (Petrie Raymond), which were the Auditors of the Company since 2004, During the quarter, the Company reported March 31, 2010, on Form 8-K , item 4.01  as amended on April 7, 2010 on Form 8-KA1 and as amended on Form 8-KA2 on April 15, 2010.

On May 27, 2010, the Company proposes in its Management Information Circular produced as Exhibit 22, to shareholders at the Annual and Special Meeting of Shareholders to nominate PricewaterhouseCoopers, LLP, Chartered Accountants, as the new Company’s Auditors.

Item 6 – Exhibits – Table of Exhibits

	Table of Exhibits – Form 10Q, September 30, 2009	Format	Reference to Pages of Form 10Q or Incorporation by Reference
3 (i)	Certificates of incorporation and amendments	P	See Form 10 SB/A2 Volume 1 Amended pages 1 to 10
3 (ii)	By-laws	P	See Form 10 SB/A2 Volume 1 Amended pages 37 to 59
(4) (1)	Instruments defining the rights of security holders, including indentures in By-Laws	P	See Form 10 SB/A2 Volume 1 Amended By-Laws sections 47 to 54 pages 50 to 52
(4) (2)	Instruments defining the rights of security holders, including indentures in Annex A to Certificate of incorporation (translation in English)	CE	Form 10KSB/A2, 2007-12-31 Page 79
10.1	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 ( French Language version)	CE	Form 10KSB/A2, 2007-12-31, Page 81
10.2	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 (English language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 86
10.3	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008 (French language version)	CE	Form 10Q, 2009-09-30, page 11
10.4	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008( English Language summary )	CE	Form 10Q, 2008-09-30, p. 15
10.5	Amended Stock Option Plan dated November 7, 2008 ( French Language version) with Summary in English Language	CE	Form 10KSB/A2, 2007-12-31 Page 87
10.6	Amended Stock Option Plan dated November 7, 2008 (English Language summary)	CE	Form 10KSB/A2, 2007-12-31 Page 100
18	Letter re change in accounting principles	CE	Form 10-K 2008-12-31, Transmittal letter
22	Published report regarding matters submitted to vote of security holders dated May 6, 2009	CE	Form 10 Q for the period ended 2009-06- 30
22	Published report regarding matters submitted to vote of security holders dated April 22, 2010	CE	Form 10-Q for the period ended 2010-03-31
23	Letter of consent from David A. Ross, P.Geo., of Scott, Wilson, Postle Associates re Memorandum: Matoush Mineral Resource Update dated September 18, 2009	CE	Form 10-Q for the period ended 2009-09-30
24	Form FIX appointing Eaton, Peabody as Agent of the Company in the United States of America dated July 15, 2002 and certified copy of the Board of Directors dated July 15, 2002	P	Form 10 SB/A2 Volume 1 Amended page 230
24	Power of attorney	P	Form 10 SB/A2 Volume of Exhibits Amended page 232
31	Rule 13a-14 (a)/15d-14(a) Certifications	CE	Form 10 Q- for the period ended 2010-03-31
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	CE	Form 10 Q- for the period ended 2010-03-31

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.

Registrant

Date: May 5, 2010

/s/ Guy Hébert

__________________________

President and Chief Executive Officer

Date: May 5, 2010

/s/ Ingrid Martin, C.A.

__________________________

Chief Financial Officer