Form 10-Q
period 2010-06-30
STRATECO RESOURCES INC
filed 2010-08-09
CIK 1178672

OMB Number: 3235-0070
Expires: July 31, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________ Commission File Number: 0-49942
STRATECO RESOURCES INC
(Exact name of issuer as specified in its charter)
Québec, Canada	00-0000000
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.) or organization

1225, Gay-Lussac Street, Boucherville, Québec, Canada J4B 7K1, (450) 641-0775
(Address and telephone number of registrant’s principal executive offices and principal place of business)
(Former name, former address and former fiscal year, if changed since last report): N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes      ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes       ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    ☐ Yes        ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

122,695,906 Common shares as of August 4, 2010

PART I- FINANCIAL INFORMATION

Item 1 - Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending June 30, 2010 for the following reasons:

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

The Company qualifying as a Canadian foreign private issuer will prepare the first annual statements in compliance with IFRS for the year ending December 31, 2011.

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

Item 1A -  Risk Factors- in Canadian Dollars

For the period between April 1, 2010 and June 30, 2010, the Company does not have any material change to report from risk factors as previously reported in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

As at June 30, 2010, Company’s cash and equivalents balance was of $3,845,881 ($321,065 as at December 31, 2009) to settle current liabilities of $2,670,805 ($1,854,116 as at December 31, 2009).

Given the Company’s available liquidity resources as compared to the timing of payments of the liabilities, management assesses the Company’s liquidity risk to be moderate. Management seeks additional financing through the issuance of new equity instruments to continue its operations, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

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

The Company did not conclude any new private or public offering of securities during the period.

Exploration and Use of Proceeds on Exploration- in Canadian dollars

HIGHLIGHTS

The sustained efforts and work of the Company’s team throughout the second quarter of fiscal 2010 were once again fruitful. The MATOUSH PROJECT is still well placed to become the first uranium project in Québec to advance to the underground exploration stage and the first to be realized by a so-called junior company in Canada in this cycle, meaning in nearly 25 years. The MATOUSH PROJECT is progressing well on all fronts, whether it be exploration, engineering and environmental studies, communications or finance.

In terms of exploration, the Company is still in the midst of the largest surface program undertaken to date on the MATOUSH PROJECT, consisting of 120,000 metres of drilling over two years (2010-2011). In the second quarter, the Company succeeded in sustaining a good drilling rate with essentially a single operating drill, and despite difficult logistics caused by the early, sudden thaw. In all, 12,522 metres were drilled in 23 holes.

In addition, interpretation of the results of the airborne geophysical survey by Terraquest Ltd. (“Terraquest”) in March 2010, led to the development of a new geological model. The advanced-technology survey covering the entire MATOUSH PROJECT, including the MATOUSH, MATOUSH EXTENSION, ECLAT and PACIFIC BAY-MATOUSH properties, led to the generation of Matoush-type drill targets.

In terms of engineering, the Company’s team continued to work very hard to advance the various files related to the underground exploration program. One of these is the construction of an access road for the landing strip, which is going particularly well.

The Company also received a series of questions from the Canadian Nuclear Safety Commission (“CNSC”), the Federal Environmental and Social Impact Review Panel-South (“COFEX”) and the Provincial Environmental and Social Impact Review Committee of Québec (“COMEX”) requesting that certain aspects of the MATOUSH PROJECT environmental impact study for the underground exploration phase be expounded or completed. The Company responded directly to some of the questions and designated various consultants to answer the others appropriately. The Company has already sent its responses to the CNSC; the COFEX responses should be ready by early August and the COMEX responses at the beginning of the fall.

Finally, communications with the Mistissini Cree community and the community of Chibougamau were significantly strengthened in May and June by the organization of a number of meetings at different levels. These meetings enabled the Company to inform the public on the development of the MATOUSH PROJECT, and to respond to the questions and concerns raised. Aside from the public information meetings, which were a highlight of the second quarter, another noteworthy event was the organization of a major meeting in Mistissini with representatives of the various entities, particularly the Cree Human Resources Development (“CHRD”) and the Local Environment Department in Mistissini. The second quarter was therefore marked by numerous initiatives aimed in particular at supporting and consolidating relations with local communities.

FINANCING

As already fully detailed in Form 10-K for the exercise ended December 31, 2009 in Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities at pages 59 and 60, the Company realized a private placement for a financing in the amount of $15M on January 27, 2010 in Québec, Canada, exempted from registration.

The Company used during the period ended June 30, 2010, net proceeds of the private placement to finance exploration work, mainly for the acquisition of materials and infrastructure for its MATOUSH PROJECT.

In terms of investor relations, Guy Hébert, the Company’s President and Chief Executive Officer, made many presentations in the second quarter, particularly in Montreal and Toronto. Company management is also continuing to meet with potential Canadian and foreign partners. Early in the quarter, the Company also retained the services of Renmark Financial Communications Inc. to assist in its investor relations activities.

EXPLORATION

The technical data in the following text is based on a report entitled: Technical Report on the Mineral Resources Update for the Matoush Uranium Project Central Quebec, Canada, dated September 16, 2008, prepared in accordance with National Instrument 43-101 respecting standards of disclosure for mineral projects (“NI 43-101”). This data has been reviewed by the authors of the report, David A. Ross, M. Sc. P. Geo. and R. Barry Cook, P. Eng. of Scott Wilson Roscoe Postle Associates Inc. (“Scott Wilson RPA”). The Matoush Mineral Resources Update dated September 18, 2009 was prepared and reviewed by David A. Ross, M. Sc. P. Geo. of Scott Wilson RPA and is available on the Company’s website at www.stratecoinc.com. The technical data based on recent information has been reviewed by Jean-Pierre Lachance, Executive and Exploration Vice President of the Company. All three are qualified persons as defined in NI 43-101.

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

can also be found in the Quality Assurance and Quality Control-QA/QC section of the Company’s website, at www.stratecoinc.com and in Form 10-K for the fiscal year ended December 31, 2009, Item 2: Properties- Summary of uranium exploration analytical procedures and Note 1 entitled: “Detailed Uranium exploration analytical procedures.”

For the definition of “mineral resources”, please refer to Form 10-K for the fiscal year ended December 31, 2009, Item 2: Properties-MATOUSH PROJECT A.1. MATOUSH PROPERTY – TECHNICAL REPORT.

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

In the second quarter of 2010, a total of 12,522 metres were drilled on the MATOUSH PROJECT (covering the MATOUSH, MATOUSH EXTENSION, ECLAT and PACIFIC BAY-MATOUSH properties), as follows: 12,498 metres in 23 holes on the ECLAT property, and 24 metres on the MATOUSH property. No holes were drilled on the MATOUSH-EXTENSION or PACIFIC BAY-MATOUSH properties. In total, 186,927 metres (424 holes) have been drilled on the MATOUSH PROJECT since exploration began in 2006.

The Company did not conduct exploration on the Apple, Mistassini, Quénonisca or Mont-Laurier Uranium properties in the second quarter of 2010 as it continued to focus its efforts on exploring the MATOUSH PROJECT.

MATOUSH PROJECT

In terms of exploration on the MATOUSH PROJECT, the Company had a very good second quarter, despite the early, almost instantaneous thaw in May. In fact, in less than 72 hours, the Company had to stop using the road leading to the southern edge of the ECLAT property because of safety and environmental protection concerns. As a result, two drills stopped working on May 6 and the third was pulled out of the area to work on exploration elsewhere on the property. Since then, the Company has continued the work with one drill in operation. A second drill should resume work in August. A total of 26,711 metres have been drilled on the MATOUSH PROJECT since the beginning of 2010.

Apart from the last 24 metres of a hole drilled at the beginning of April on the MATOUSH property (MT-10-004), all 12,522 metres of exploration drilling in the second quarter were drilled on the ECLAT property (EC-10-021 to EC-10-042). This brings the total number of metres drilled on the ECLAT property in 2010 to 24,119 metres.

The exploration strategy for the second quarter was to continue definition of the MATOUSH fault on a 200-metre grid and to follow-up on the anomalies located between lines 110+00S and 118+00S, the drilling grid will stop 2.3 kilometres from the southern border of the ECLAT property (line 125+00S). These holes also allowed improved mapping of the faults sub-parallel to the Matoush fault, temporarily designated the East 1, East 2 and West 1 faults. Each of these faults hosts a dike. Despite the fact that preliminary interpretation of the structure setting appears to indicate that the uranium anomalies are still associated with the Matoush fault, it is clear that the other dikes also have potential. Follow-up work was done on the zones where the tourmaline alteration was clearly stronger than what had been drilled previously.

The holes concentrated between lines 110+00S and 118+00S were particularly aimed at following up on holes EC-09-005, EC-09-006, EC-08-001 and EC-09-003, which had intersected uranium mineralization worthy of note about six kilometres south of the AM-15 zone. This area is particularly interesting due to two aspects: first, the presence of anomalies along nearly one kilometre of the Matoush fault is in itself promising, and second, this area is located above a basement rock transition zone, which indicates a good potential. The intersections of holes EC-10-027 and EC-10-040, drilled during the second quarter, attest to the potential of this area.

It must be recalled that there are similarities between the two mineralized areas (EC-09-005/EC-09-006 and AM-15) in terms of degree of alteration of the mineralization in the shear settings, and proximity to a mafic intrusive in the Matoush fault. Analysis results for holes EC-09-005 and EC-09-006 proved revealing of the potential of the area. These two holes, spaced at 200 metres with a pierce point at the same elevation (-350 metres), returned the following results: 0.16% U3O8 over 2.4 metres and 0.11% U3O8 over 1.5 metres (EC-09-005), and 0.15% U3O8 over 1.5 metres (EC-09-006). Hole EC-10-027 was drilled to test the south plunge of Hole EC-09-006, while Hole EC-10-040 was drilled to test the south plunge of EC-09-005.

Hole EC-10-027 intersected the Matoush fault 80 metres deeper (along the presumed plunge) than EC-09-006. Two 0.5-m thick mineralized zones were intersected, returning analytical grades of 0.3% U3O8 and 0.06% U3O8. An important aspect of this hole is the strong, extensive fuschite alteration typical of the AM-15 zone seen over a 5.0 metre section.

Hole EC-10-040 intersected the Matoush fault 140 metres deeper than in Hole EC-09-005, with once again alteration typical of AM-15, MT-22 and MT-34, located six kilometres farther north. The hole returned a grade of 0.03% eU3O8 over 3.6 metres.

One of the highlights of exploration was the receipt of the results of the Terraquest airborne geophysics survey flown last March. The goal of the survey was to define linear geophysical anomalies representing Matoush-type faults that might indicate potential to host large mineralized zones.

The survey was performed using aeromagnetic instrumentation and the associated high-resolution electromagnetic (EM): XDS/VLF. The survey data was processed by MPH Consulting, who was mandated to highlight Matoush-type potential targets corresponding to dikes injected in the faults. Following data processing, the targets were tested, most notably with holes EC-10-035 to EC-10-039 which were drilled to the east of the Matoush fault in the southern portion of ECLAT property. All the holes intersected various sizable structures corresponding to the geophysical targets, primarily clayey breccias, but barren of any significant mineralization.

Subsequently, additional processing of the Terraquest data allowed this data to be analyzed with more accuracy. This in-depth, very precise analysis led to the identification of new drill targets. In fact, the continuity at depth can be checked by eliminating certain surface anomalies and compiling the linear magnetic anomalies. This process identified a second series of geophysical targets, all outside the Matoush fault. The discovery of a strong linear magnetic anomaly on surface coinciding with a strong VLF anomaly indicated a strong likelihood that this anomaly is a similar structure to Matoush. The new targets will be tested in the coming weeks.

On the PACIFIC BAY-MATOUSH property, where the Company has an option to acquire a 60% interest, prospecting work was done on the north-south belt to the west of the ECLAT South area. This work led to the discovery of a three metre anomalous sub-outcropping block measuring up to 1,800 counts per second approximately four kilometres west of the Matoush fault. This new, previously unexplored area now holds particular interest due to the fact that the geophysical survey data processing discussed earlier revealed the presence of a north-south lineament about four kilometres long containing two clearly identified drill targets. These targets will be drilled early in the third quarter.

ASSESSMENT

Scoping Study

During the first quarter, the update of the Preliminary Assessment of the MATOUSH property was completed. The scoping study prepared by Scott Wilson RPA, with the participation of Melis Engineering Ltd. for ore processing and SD Energy for marketing and price determination, once again showed the strong economics of the MATOUSH PROJECT.

The scoping study is based on the NI 43-101-compliant indicated and inferred resources estimated by Scott Wilson RPA in September 2009. The scoping study results have been fully disclosed in Form 10-K for the exercise ended December 31, 2009 at Item 2: Properties in section REVISION OF PRELIMINARY ASSESSMENT, FEBRUARY 2010 at pages 28 to 30.

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

ENGINEERING, PERMITS AND LICENCES

The Company’s team is still working hard to complete the various studies required for the underground exploration program, which will begin as soon as the necessary permits are obtained.

Following the October 2009 filing of the Company’s environmental impact study for the MATOUSH PROJECT with the CNSC, the latter gave the Company’s team a list of questions aimed at expounding or completing certain aspects of the study. All the questions were answered and the responses sent to the CNSC for comments.

On April 30, 2010, the Company also received a request from COFEX for additional information on the MATOUSH PROJECT environmental impact study. Some of the questions were sent to the various consultants involved, including Golder Associates (“Golder”), SENES Consultants Limited (“SENES”), Group Stavibel inc., Scott Wilson RPA and GENIVAR. The other questions are now being reviewed in house and responses are being prepared. This document is expected to be filed in early August 2010.

On June 18, 2010, the Company also received COMEX’s official questions and comments on the environmental impact study. An earlier meeting had taken place on June 9, 2010 to discuss these questions with analysts from the Ministry of Sustainable Development Environment and Parks (“MDDEP”). The questions and comments from the Provincial Committee (COMEX) are by and large the same as the Federal (COFEX) questions. Some of the questions will be sent to the consultants involved, but the Company’s team will respond to most of the questions. The final document is expected to be filed in September 2010.

The public was invited to participate in public information meetings on the MATOUSH PROJECT, which took place on May 25 and 26, respectively in Mistissini and Chibougamau in Québec, Canada. The public information meetings were the first phase of public hearings held by COFEX and COMEX. Representatives from Golder and SENES accompanied the Company’s team to the Mistissini and Chibougamau meetings to provide technical support during the question periods.

The Company’s team spent the past months meticulously preparing for the presentation of the results of the MATOUSH PROJECT environmental impact study to local residents and representatives of the various provincial and federal government bodies as well as representatives of COMEX, COFEX, the CNSC, Health Canada and the MDDEP.

In preparation for the public information meetings, GENIVAR created a 3D animation covering all the stages of uranium exploration and the operation of a future uranium mine on the MATOUSH PROJECT. This informative video, about nine minutes long, was prepared in response to specific questions from COFEX and was used as an introduction during the public information meetings. It is now posted on the Company’s website (www.stratecoinc.com).

This first phase of the public hearing process went very well, particularly as the environmental impact study concludes that the impact on workers, nearby residents and the environment would be negligible. The information meetings provided the opportunity for a good exchange between the Company, representatives of the various government bodies and local residents and allowed everyone to ask questions, make comments and express their concerns.

In April 2010, the Company received the certificate of authorization for the expansion of the Matoush camp and it’s drinking and waste water treatment system.

Following a directive issued by the COMEV in May 2010, the Company’s team had to provide more detail for some of the studies on the exploitation of the borrow pits, on areas covering more than three hectares and located near a water body. Poly-Geo Inc. was retained to perform field work and prepare the report. The field work was carried out between June 8 and 16, 2010. The report presents more specific results for the granular deposit (DG-9, located three kilometres east of the landing strip) to be exploited for the landing strip construction. This document was filed with the MDDEP during the week of July 12, 2010. A full report forming part of the impact study and including the other borrow pits will be filed in August. The document was broken up to accelerate the authorization certification process for the landing strip (DG-9).

The Company was obliged to suspend some of its activities during the thaw given the rapid melting and the large amount of mud on the construction zone access routes. Normal activities resumed in mid-June.

The construction of the access roads for the landing strip and the borrow pits were completed according to plan. Installation of the contractor’s crushers began. These crushers will be used to produce the materials required for construction of the landing strip, and all the permits for the landing strip were obtained from the various ministries. The authorization certificate was issued on June 21, 2010.

Some drainage work had to be done near the surface facilities to accelerate ground dewatering.

On June 30, 2010, there were 38 members of the Company’s team which is comprised of 18 at the Matoush camp and 20 at the corporate office.

Within the framework of its occupational health and safety program, the Company increased the number of controls to avoid incidents on the project site. Many measures were taken, including the holding of occupational health and safety meetings for all workers and contractors working on the site. Inspections of the contractors work areas are also performed more frequently, and a number of health and safety documents have been prepared and distributed.

COMMUNITY COMMUNICATIONS

The second quarter was very busy and productive in terms of community communications and relations in addition to the formal public hearings discussed above. The Company has apparently met its objective, which is to give particular importance to openness and transparency, transmitting the information and knowledge required to ensure that the public better understands the uranium industry.

First, with the full-time presence of a Director of Community Relations at the Company’s offices in Mistissini and Chibougamau, working with an assistant, who is also a member of the Cree community, the number of meetings with local residents has multiplied. In early May, a tour of the trap cabins from Temiscamie to Mistissini took place to distribute information on the MATOUSH PROJECT and answer residents’ questions, in English and Cree. The “personalized” meetings were very well received, and allowed the Company to hear about the concerns of the local population.

A communications tool was also developed to enable the Company to obtain additional information on land use by the Cree community around the MATOUSH PROJECT. A questionnaire was distributed to the tallymen near the MATOUSH PROJECT to determine their habits in terms of hunting, fishing and other traditional activities. Various individual follow-up meetings were also held to identify the more active zones in each trapping area.

Through the Regional Conference of Elected Representatives of the James Bay (CRÉBJ), Company representatives were then invited to present the MATOUSH PROJECT development to elected officials of the James Bay Territory. This meeting led to an interesting exchange that allowed critical information on the project to be communicated. Once more, the Company was able to respond to the questions raised while taking note of the comments and concerns of local elected officials.

The Company also encourages local community initiatives to provide information on uranium exploration and mining. In the second quarter, on May 12 and 13, information evenings were organized by the “uranium committee” of the CRÉBJ in Chapais and Chibougamau in Québec, Canada. This type of activity makes it much easier for local communities to acquire an accurate understanding of the facts surrounding the uranium industry.

Company representatives then participated in a number of meetings in Mistissini and Chibougamau throughout the month of June, most notably with the James Bay Joint Action Mining Committee, the Ruée vers le Nord, (Lure of the North), the Director-General of Mistissini, the CHRD and the Local Environment Department for Mistissini. All these meetings were part of the Company’s communications plan, which aims, among other things, to include local communities in the MATOUSH PROJECT development. The subjects discussed included the creation of a “uranium committee”, notably authorized by the Canadian Environmental Assessment Agency (CEAA) and headed by the Local Environment Department for Mistissini. This committee was created to involve people from the community in the decision process for uranium exploration and eventual mining in the territory. The Company will only participate in some of the committee meetings to allow the committee as much latitude as possible with regard to the matters discussed.

In short, all these initiatives show that the Company is working to inform the public on the nature of its work and the related issues. The Company’s efforts are clearly contributing to the social acceptance of the MATOUSH PROJECT, as well as the maintenance of good relations with local native and non-native residents, investors, government bodies and the general public.

Strategy and action plan

For the coming months, the Company’s team is determined to continue rigorously working to obtain the licence required to start the MATOUSH PROJECT underground exploration program. Furthermore, with the largest drilling program ever conducted on the MATOUSH PROJECT, the Company intends to once again significantly increase the uranium resource on its MATOUSH property.

It must be recalled that with the drilling program underway, which could reach 120,000 metres over the next two years (2010-2011), the Company plans to establish a potential of 60 million pounds of U3O8. Intensive, sustained exploration work will take place throughout the next quarter on the MATOUSH PROJECT properties, mainly on the ECLAT property, as well as the PACIFIC BAY-MATOUSH property.

In addition, work on construction of the landing strip will be completed over the next four months. This will facilitate the transport of the manpower and equipment required to advance operations at the MATOUSH PROJECT site.

In relation to the Matoush underground exploration program licence, the Company’s team will continue to respond to questions from COFEX and COMEX to provide the additional information required for the environmental impact study. As indicated above, all the information should be available by early fall. In order to accelerate the licensing process for mine construction, the Company plans to begin the environmental studies required for tailings pond construction in 2011.

Use of Proceeds –in Canadian dollars

Since its incorporation, the Company in order to conduct exploration works on its properties used sums from proceeds obtained throughout the years by private placements, exercise of warrants or stock options or tax credits related to resources for a total approximate and aggregate amount $61.8M of net proceeds as of June 30, 2010.

The Company conducted during the second quarter of 2010 exploration works including amortization of property and equipment in the total amount of $4,734,645 representing 7,66% of the issuer’s approximate net offering proceeds, in the approximate and aggregate amount of $61.8M.

During the second quarter period, the Company spent exploration related expenses, in the amounts for each property, as indicated in the following table:

MATOUSH property	$2,909,629
ECLAT property	$1,781,483
PACIFIC BAY-MATOUSH property	$21,238
MATOUSH EXTENSION property	$4,680
Apple property	$17,418
Mistassini Property	$196
Total	$4,734,645

Each amount represents less than 5% of the issuer’s approximate net offering proceeds. A summary of exploration works conducted during this reporting period on the MATOUSH and ECLAT properties can be consulted in the section Item 2: Exploration work and activities of this Form 10-Q for the period ended June 30, 2010. During the period, the Company also spent $38,241 on acquisition of properties representing less than 5% of the issuer’s approximate net offering proceeds.

The Company’s investment activities primarily consist of funds used in exploration work and the addition of properties.

The Company’s working capital stood at $14,967,183 at June 30, 2010 ($8,441,128 at December 31, 2009). This working capital includes as at June 30, 2010, $12,580,355 of tax credits receivable in the next twelve months ($9,306,880 at December 31, 2009). The Company is entitled to a refundable tax credit for resources for up to 38.75% of eligible expenses, and a credit on mining duties refundable for losses of 12% of eligible expenses incurred.

Of the $14.9 million in working capital held by the Company at June 30, 2010, approximately $1.0 million will be used to cover general and administrative expenses and approximately $9 million will be used to pursue the exploration programs planned for the remaining of fiscal year 2010.

Directors’ Fees – In U.S. Dollars according to Federal Reserve Statistical Release, Foreign Exchange Rates, Canada-Spot Exchange rate as at June 30, 2010, Canadian$/US$: CA$1.0606 / US$1.00.

The external directors receive fees of $754 for each board meeting they attend and $282 to assist by telephone conference call. Each Audit, Compensation Committee member receives $942 for each Committee meeting he or she attends and $471 to assist by telephone conference call. The external directors receive also $377 to assist to the annual meeting of shareholders whenever it occurs during the period. Misters Hébert and Lachance, directors and executive officers and Mr. Marchand do not receive directors’ fees.

The external directors received an aggregate of $14,134 in Directors’ fees for the period between April 1, 2010 and June 30, 2010, distributed as follows:

Name of Director	Dates	Attended Meetings	Amount of Director’s fees paid for the period (US $)
Robert Desjardins	May 5, 2010	Board of Directors Meeting	$754
	May 5, 2010	Audit Committee Meeting	$942
	May 27,2010	Annual Meeting of Shareholders	$377
	May 27,2010	Board of Directors Meeting	$754
Jean-Guy Masse	May 5, 2010	Board of Directors Meeting	$754
	May 5, 2010	Audit Committee Meeting	$942
	May 27,2010	Annual Meeting of Shareholders	$377
	May 27,2010	Board of Directors Meeting	$754
Marcel Bergeron	May 5, 2010	Audit Committee Meeting	$942
	May 5, 2010	Board of Directors Meeting	$754
	May 5, 2010	Compensation Committee	$942
	June 7, 2010	Compensation Committee	$942
	May 27,2010	Annual Meeting of Shareholders	$377
	May 27,2010	Board of Directors Meeting	$754
Henri Lanctôt	May 5, 2010	Board of Directors Meeting	$754
	May 5, 2010	Compensation Committee	$942
	June 7, 2010	Compensation Committee	$942
	May 27,2010	Annual Meeting Shareholders	$377
	May 27,2010	Board of Directors Meeting	$754
Total for the three month-period ended June 30, 2010			$14,134

Item 4 - Submission of Matters to a Vote of Security Holders

The Company’s Annual and Special Assembly of Shareholders was held at the Salon Hochelaga 4, of the Fairmont, The Queen Elizabeth Hotel, 900 René-Lévesque Blvd. West, Montreal, Québec, Canada, on May 27, 2010 at 10:30 a.m. The Management and Information Circular with proxy solicitation material were sent on or about April 30, 2010 to the Company’s shareholders of record as of April 21, 2010. The Company joined as Exhibit 22, the Notice of Meeting and the Management Information Circular with its Form 10-Q for the period ended March 31, 2010.

The following matters were submitted to the vote of shareholders in person or by proxy with a total of 42,108,482 voted common shares or a percent of 34.32% of the 122,695,906 outstanding common shares:

In the following table, the Company indicates the shareholders’ votes for each proposal.

Proposal	Number of shares voted for	Percents of votes for	Number of shares voted against	Percents of votes against	Number of shares for abstention	Percents of shares for abstention	Number of shares without vote
Election of Directors	36,645,726	95.31%	0	0%	1,805,050	4.96%	3,657,706
Appointment of Auditors and mandate to the Board of Directors to fix Auditors fees.	42,059,282	99.29%	0	0%	49,200	0.12%	0
Reconfirmation and prolongation of Shareholders’ Rights Plan for a three-year period	38,176,651	99.29%	154,425	0.40%	119,700	0.31%	3,657,706

Number of shares issued and outstanding: 122,695,906
Number of voted shares: 42,108,482
Percent of voted shares: 34.32%

Election of Directors

Shareholders voted in favour of the re-election of all directors of the Company to hold office until the next annual meeting of shareholders or until the election or appointment of their successor. The shareholders elected for the first time Mr. Robert Marchand, who had been named in a vacant position on the Board of Director on March 11, 2010, as representative of Sentient Executive GP III, Limited, following the private placement of January 27, 2010 and as reported in Form 8-K dated March 23, 2010.

The Board of Directors of the Company is composed of Mr. Guy Hébert, Mr. Jean-Pierre Lachance, Mr. Jean-Guy Masse, Mr. Robert Desjardins, Mr. Marcel Bergeron, Mr. Henri Lanctôt and Mr. Robert Marchand.

The results indicate that 36,645,726 shares were voted in favour of the proposition or 95.31% of the votes, none against and a total number of 1,805,050 votes were withheld or 4.69% of the votes.

Appointment of Auditors

The shareholders appointed, PricewaterhouseCoopers, LLP, Chartered Accountants (“PricewaterhouseCoopers”), as the Company’s principal accountants to audit the annual reports for the year ending December 31, 2010. The shareholders mandated the Board of Directors to fix the Auditors’s fees until next Annual Meeting.

The results indicate that 42,059,282 votes were in favour of the proposition for the appointment of PricewaterhouseCoopers as Auditors or 99.29% of the votes, none against and a total number of 49,200 votes were withheld or 0.12% of the votes.

Shareholders’ Rights Plan

The Shareholders’ Rights Plan referred to and summarized in details under Item 5 of the Management Information Circular, filed as Exhibit 22 of Form 10-Q for the period ended March 31, 2010 was reconfirmed and extended for a three-year period. The results indicate 38,176,651 votes in favour of the proposition or 99.29% of the votes, 154,425 votes against or 0.40% of the votes and 119,700 votes were withheld or 0.31% of the votes.

Item 5: Other Information

On May 13, 2010, the Company filed a Form 8-K, item 5.02 to report the coming into force on May 12, 2010 of the nomination by the Company’s Board of Directors of Mr. Paul Einarson, CA, CPA, as Vice President, Finance who is also acting as the Company’s Chief Financial Officer and Treasurer.

On June 1, 2010, the Company filed also according to Item 4.01 (b) of General Instructions of Form 8-K, and pursuant to Item 304 (a) (2) of Regulation S-K, a Form 8-K dated June 1, 2010, to report the engagement as of May 27, 2010 of the new principal accountant PricewaterhouseCoopers, LLP to audit the Company’s financial statements for the financial year ending December 31, 2010.

Item 6 – Exhibits – Table of Exhibits

	Table of Exhibits – Form 10-Q, June 30, 2010	Format	Reference to Pages of Form 10-Q or Incorporation by Reference
3 (i)	Certificates of incorporation and amendments	P	See Form 10-SB/A2 Volume 1 Amended pages 1 to 10
3 (ii)	By-laws	P	See Form 10-SB/A2 Volume 1 Amended pages 37 to 59
(4) (1)	Instruments defining the rights of security holders, including indentures in By-Laws	P	See Form 10-SB/A2 Volume 1 Amended By-Laws sections 47 to 54 pages 50 to 52
(4) (2)	Instruments defining the rights of security holders, including indentures in Annex A to Certificate of incorporation (translation in English)	CE	Form 10-KSB/A2, 2007-12-31 Page 79
10.1	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 ( French Language version )	CE	Form 10-KSB/A2, 2007-12-31, Page 81
10.2	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 (English language summary)	CE	Form 10-KSB/A2, 2007-12-31 Page 86
10.3	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008 (French language version)	CE	Form 10-Q, 2009-09-30, page 11
10.4	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008( English Language summary )	CE	Form 10-Q, 2008-09-30, p. 15
10.5	Amended Stock Option Plan dated November 7, 2008 ( French Language version) with Summary in English Language	CE	Form 10-KSB/A2, 2007-12-31 Page 87
10.6	Amended Stock Option Plan dated November 7, 2008 (English Language summary)	CE	Form 10-KSB/A2, 2007-12-31 Page 100
18	Letter re change in accounting principles	CE	Form 10-K 2008-12-31, Transmittal letter
22	Published report regarding matters submitted to vote of security holders dated May 6, 2009	CE	Form 10 Q for the period ended 2009-06- 30
22	Published report regarding matters submitted to vote of security holders dated April 22, 2010	CE	Form 10-Q for the period ended 2010-03-31
23	Letter of consent from David A. Ross, P. Geo., of Scott, Wilson, Postle Associates re Memorandum: Matoush Mineral Resource Update dated September 18, 2009	CE	Form 10-Q for the period ended 2009-09-30
24	Form FIX appointing Eaton, Peabody as Agent of the Company in the United States of America dated July 15, 2002 and certified copy of the Board of Directors dated July 15, 2002	P	Form 10 SB/A2 Volume 1 Amended page 230
24	Power of attorney	P	Form 10 SB/A2 Volume of Exhibits Amended page 232
31	Rule 13a-14 (a)/15d-14(a) Certifications	CE	Form 10 Q- for the period ended 2010-06-30
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	CE	Form 10-Q for the period ended 2010-06-30

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.
Registrant

/s/ Guy Hébert
Date: August 4, 2010
President and Chief Executive Officer

Date: August 4, 2010	/s/ Paul Einarson, C.A., C.P.A.

Chief Financial Officer