Form 10-Q
period 2010-09-30
STRATECO RESOURCES INC
filed 2010-11-09
CIK 1178672

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _______________________________ to __________________________________ Commission File Number: 0-49942
STRATECO RESOURCES INC
(Exact name of registrant as specified in its charter)
Québec, Canada	00-0000000
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1225, Gay-Lussac Street, Boucherville, Québec, Canada,	J4B 7K1
(Address of principal executive offices )	(Zip Code)
(450) 641-0775
(Registrant’s telephone number, including area code)
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

☐Yes                   ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act  subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes                   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

122,745,906 Common shares as of November 3, 2010

PART I- FINANCIAL INFORMATION

Item 1 - Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending September 30, 2010 for the following reasons:

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

B.	Changes in Internal Control Over Financial Reporting

The Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, did not identify any change in the registrant’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of §240.13a-15 or 240.15d-15 of this chapter, that occurred during the registrant’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Additional Information

Further information concerning the Company’s activities can be consulted on the Company’s web site at www.stratecoinc.com. As soon as reasonably practicable after the Company filed its annual report under Form 10-K, its quarterly reports under Forms 10-Q, its required Forms 8-K and amendments to those reports with the SEC, the Company makes these reports available electronically through its web site at section Corporative Documentation and subsection Annual and quarterly reports with the Internet link to Edgar data base at: http://www.stratecoinc.com/en/corporate-documentation/annual-and-quarterly-reports.php.

Item 1A -  Risk Factors- in Canadian Dollars

For the period between July 1, 2010 and September 30, 2010, the Company made some changes to the following risk factors reported in the Company’s Form 10-K for the fiscal year ended December 31, 2009 so that they read as follows:

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

The market for uranium, like any other commodity, can be affected by factors beyond the Company’s control.  Commodity prices have fluctuated widely, particularly in recent years. The impact of these factors cannot be accurately predicted, however low uranium commodity prices may reduce the profitability of the operation or altogether prevent a property from being developed.

Uninsured Risks

The Company could become liable for subsidence, pollution and other risks against which it cannot insure itself or chooses not to insure itself due to the high cost of premiums or for some other reason. Payment of such liabilities could decrease or even eliminate the funds available for exploration and mining activities and therefore may affect the profitability and or viability of a project.

Titles to Property

Although Management has taken steps to verify title to mining properties in which the Company has an option to acquire an interest, in accordance with industry standards for the current stage of exploration of such properties, options to acquire interests and interests in a property may be subject to unregistered prior agreements and be non-compliant with regulatory requirements until interests in mining claims and titles are registered in Québec, Canada.

Financing Development and Going Concern Risks

The Company has incurred losses to date and does not presently have the financial resources required to finance its planned exploration and development programs. Development of the Company’s properties therefore depends on its ability to obtain the additional financing required. There can be no assurance that the Company will succeed in obtaining the required funding. Failure to do so may lead to substantial dilution of its interests (existing or proposed) in its properties. The inability to attract sufficient financing and/or experienced personnel may negatively affect the profitability or the viability of a project or the capacity of the Company to continue its operations. Future financing may take a variety of forms, the nature and conditions of which cannot be reliably predicted.  Debt financing may include restrictive covenants. Equity issuances may have a dilutive effect on current shareholders. Management is continually working to secure the necessary financing needed to achieve the objectives of Company.

Furthermore, the Company has limited experience in developing a resource property, and its ability to do so will depend on the use of experienced people or in the signature of agreements with major resource companies that can produce such expertise.

Options and Joint Venture Agreements

The Company enters into Option and Joint Venture Agreements in which 1) other parties may have interests in the same claims but for other minerals than uranium; or 2) in which the Company must obtain consent from the parties to obtain the priority for the Company to explore and produce uranium for the duration of the Option and Joint Venture Agreement; or 3) in which the royalties must sometimes be paid not by the Company but by the other party to a third party pursuant to a previous engagement with the other party to the Agreement; or 4) in which another party may manage the Option or the Joint Venture or 5) in which the Company’s interest may be diluted if the Company fails to incur exploration expenditures. If the Company fails to pay the sums due or fail to issue the securities pursuant to the terms of the agreements, the option to acquire an interest or the interest in a property could be abandoned or lost and all sums invested by the Company in these claims could be lost.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – In Canadian dollars

2.1           UNREGISTERED SALES OF EQUITY SECURITIES

As already fully detailed in Form 10-K for the exercise ended December 31, 2009 in Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities at pages 59 and 60, the Company realized a private placement for a financing in the amount of $15M on January 27, 2010 in Québec, Canada, exempted from registration.

On September 15, 2010, the Company entered into a final agreement for a $2.5 million bridge loan with SIDEX LP ("SIDEX") an accredited investor in the Province of Québec, Canada. The loan bore interest at an annual rate of 9%.

The funds were used to bridge a delay in the payment of the Company’s 2009 refundable tax credits for resources in the amount of $5.7 million.

The loan was secured with the 2009 tax credits for resources, and had to be repaid within 30 days of receipt of the 2009 tax credits for resources but no later than March 15, 2011. It was repaid entirely to SIDEX on October 8, 2010, following the receipt of $5.76 million of refundable tax credits for 2009.

In connection with the loan, the Company issued 300,000 common share purchase warrants to SIDEX.  Each warrant entitles the holder to acquire one (1) common share of the Company for 18 months at a price of $1.00 per share. Each common share is subject to a four-month resale restriction.

For the private placement closed on September 15, 2010, no form of general solicitation or general advertising, as such term is defined under the U.S. Securities Act (including advertisements, articles, notices or other communications published in any newspaper, magazine or similar media or broadcast over radio or television or any seminar or meeting whose attendees had been invited by general solicitation or general advertising), was used by the Company or, to the best of its knowledge, any other person acting on behalf of the Company on, in respect of, or in connection with the offer of, the common share purchase warrants, in the United States, or elsewhere, or to citizens or residents of the United States, or elsewhere.

Neither the Company nor any person authorized to act on its behalf has sold, or offered for sale, any common share or solicited any offers to buy any common shares in violation of Section 5 of the U.S. Securities Act, or Canadian or other securities laws. The transactions were exempt from the registration requirements of the U.S. Securities Act and all other applicable securities laws, including Canadian securities laws  pursuant to section 2.3 (2) of Canadian National Instrument 45-106 entitled: Regulation 45-106 respecting prospectus and registration exemptions (“NI 45-106”), for this subscriber.

No report needed to be filed under Item 3.02 of Form 8-K concerning this private placement, prior to filing of this Form 10-Q report, since the number of securities issued since the Company’s last periodic report, constituted less than 1% of the number of common shares outstanding.

2.2           EXPLORATION AND USE OF PROCEEDS ON EXPLORATION- in Canadian dollars

2.2.1       Exploration Work and Related Activities

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

Further technical description relating to exploration work on the MATOUSH PROJECT, namely:

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

For the definition of “mineral resources”, please refer to Form 10-K for the fiscal year ended December 31, 2009, Item 2: Properties-MATOUSH PROJECT A.1. MATOUSH PROPERTY–TECHNICAL REPORT.

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

In the third quarter of 2010, 6,689 metres were drilled on the MATOUSH PROJECT (covering the MATOUSH, MATOUSH EXTENSION, ECLAT AND PACIFIC BAY-MATOUSH properties), including 3,219 metres in six holes on the MATOUSH property and 3,470 metres in five holes on the ECLAT property. No holes were drilled on the MATOUSH EXTENSION or PACIFIC BAY-MATOUSH properties. In all, 193,616 metres (435 holes) have been drilled on the MATOUSH PROJECT since exploration began in 2006.

The Company did not conduct any significant exploration on the Apple, Mistassini, Quénonisca or Mont-Laurier Uranium properties in the third quarter of 2010, as it continued to focus its efforts on exploring the MATOUSH PROJECT.

A)	MATOUSH PROJECT
 (Comprising the MATOUSH, MATOUSH EXTENSION, ECLAT and PACIFIC BAY-MATOUSH properties)

The massive MATOUSH PROJECT drilling program continued in the third quarter. The single operating drill completed 6,689 metres, bringing the total number of metres drilled since the beginning of the year to 33,400 (56 holes). The drilling rate was the same as last quarter. The Company is considering various ways to achieve the 45,000 metres of drilling planned for the year 2010, including using a second drill next quarter.

1)       ECLAT Property

The 3,470 metres completed on the ECLAT property during the quarter brings the total number of metres drilled in 2010 to 24,589. The Company pursued its strategy of testing the uranium potential along the Matoush fault.

Holes EC-10-042 to EC-10-044, drilled on a spacing of about 100 metres some 8.2 km south of the MT-34 zone, aimed at following up on anomalies identified by holes EC-08-001 and EC-09-003. Hole EC-10-044 returned the best results, with an intersection of 0.04% U3O8 over 7.0 metres, including a 2.5-metre section grading 0.08% U3O8. With its pierce point at a vertical depth of 690 metres, this hole proved to be the deepest drilled to date in the area of interest, to within 150 metres of the basement rock.

The two other Holes, EC-10-045 and -046, were drilled in another high-priority area located between 3.3 and 3.7 km south of the MT-34 zone to test the continuity at depth of holes EC-10-002 and EC-10-008. Hole EC-10-002 had previously intersected a 1.2-metre mineralized zone grading 0.67% U3O8.

Despite the presence of the very intense fuschite alteration typical of the MT-34 and AM-15 zones, the gamma probe did not show significant readings for either hole as the Hole EC-10-046. This area nevertheless merits further investigation, due in particular to the very intense alteration mentioned above.

2)       MATOUSH Property

The five holes on the MATOUSH property were drilled in July and September, for a total of 5,811 metres drilled since the beginning of 2010.

The three holes done in July were drilled to test for structures similar to the Matoush fault following in-depth geophysical analysis. Holes MT-10-005, -006 and -007 did indeed confirm the presence of faults, although they failed to intersect any significant dikes or mineralization. Hole MT-10-005 in particular intersected a large clayey, brecciated fault at a depth of between 75 and 111 metres downhole. Despite the fact that none of the holes hit mineralization, they provided important information on the structural setting of the property as a whole.

Holes MT-10-008 and -009, completed in September, were drilled to follow up on anomalies identified in Holes MT-09-036 and MT-10-004. Both holes intersected the Matoush fault and strong fuschite alteration. Hole MT-10-010 completed in early October and located about 1.5 km south of the MT-34 zone, returned the best result, with 0.10% eU3O8 over 1.0 metre. This area remains a priority for drilling next quarter.

The number and scope of the uranium anomalies discovered along the Matoush fault confirm that the mineralizing characteristics of the main zone also exist elsewhere on the property. The distribution of these zones along the entire Matoush fault is presently being studied, as the Company pursues its efforts to determine the mineralization distribution model in order to identify new zones.

B)	ENGINEERING, PERMITS AND LICENCE

The Operations and Engineering department was productive in the third quarter, carrying out and completing extensive work on the MATOUSH PROJECT.

First, two representatives of the Canadian Nuclear Safety Commission (“CNSC”) visited the site on September 9, touring the existing facilities and issuing positive comments. Another visit was held on September 17, with members of Federal Environmental and Social Impact Review Panel-South (“COFEX”), the CNSC, the Canadian Environmental Assessment Agency (“CEAA”) and the Cree Regional Authority. The goal of the visit was to show the current progress of work and indicate the sites of the future facilities, principally the waste storage area and the water treatment plant and related ponds. The comments on the visit were positive, particularly regarding the organization and quality of the existing facilities. Provincial Environmental and Social Impact Review Committee (“COMEX”) has also indicated its interest in visiting the site.

In the context of the licensing process for the underground exploration program, the Company received multiple questions (over 200) from the federal and provincial authorities requesting additional details or supplementary information on certain aspects of the MATOUSH PROJECT environmental impact study. Responses to the questions from COFEX and certain federal ministries were filed with the CEAA on August 9, 2010, as planned. The filed documents also included responses to questions posed by the public at information meetings. The Company also answered additional requests from the CEAA based on judgments from the Supreme Court of Canada declaring the federal jurisdictional control on the environmental study evaluation process even on projects located in the Province of Québec.

On September 24, 2010, the Company also filed responses to COMEX questions and comments on the impact study with the Ministry of Sustainable Development, Environment and Parks (“MSDEP”). Responses to all the additional questions on the MATOUSH PROJECT environmental impact study have therefore now been provided.

In summary, the Company’s project team worked to respond in a clear, detailed manner to questions from the CNSC, the COFEX, the COMEX and the Mistissini “Uranium Committee”. These questions were aimed at expounding on or adding to certain aspects of the MATOUSH PROJECT environmental impact study required for the licence for the underground exploration phase. In the third quarter, the Company finalized and submitted all the responses to the various authorities involved. The public hearings on the environmental impact study for the MATOUSH PROJECT underground exploration program will be held on November 23 and 25, 2010 in Mistissini and Chibougamau, respectively.

Meanwhile, the impact study on exceptional exploitation of deposit DG-9 (borrow pits), to be used in runway construction, was filed with the MSDEP on July 16, 2010. A second impact study, this time for exceptional exploitation of deposits DT-1, DT-18, DT-19, DT-20, DG-5 and DG-8 (borrow pits), was filed with the MSDEP on September 8, 2010. No comments have yet been received on these studies.

On August 8, 2010, the MSDEP approved the Company’s request for exemption from the impact assessment and study process for temporary storage of contaminated soil, filed with the MSDEP on April 19, 2010. Furthermore, on August 11, 2010, the MSDEP approved the Company’s request for exemption from the impact assessment and study process for use of a remote landfill, filed with the MSDEP on April 28, 2010. There were no developments during the quarter with regard to the application for an authorization certificate for the four-season road section between kilometres KM 73.5 and KM 130 at the North East of Mistassini Lake.

GENIVAR was selected from among five potential consultants to conduct a groundwater monitoring program, as well as a background soil sampling program on the property. These two programs were included in the document prepared in response to the COMEX questions and filed with the MSDEP on September 24, 2010. The start date for these programs will be determined once they have been approved by the MSDEP.

Considerable construction work was done in the third quarter. Good progress was made on the runway. An inaugural flight was done on October 15. The consulting firm of Aurus did quality control on the runway compaction and grain-size distribution. This project is being supervised by GENIVAR in conjunction with the Company’s own supervisor. The MG112b granular layer is 95% complete, and the MG56 course is 70% complete. The final MG20 layer will be applied later.

Other infrastructure work was also done, including the installation of a concrete floor in the megadomes of Major Drilling Group and the Company, installation of the trailers for the new offices, construction of the road to the future fuel park and a section of access road between the camp and the winter road, construction of the enviroseptic system for the sewers and connection of the fuel tanks for the semi-automatic supply to the generator. Installation of the trailers for the new offices took place with the help of Matoush Enterprises, and the mound, leaching bed, septic tank and pumps were installed in conjunction with ASDR Environnement. The enviroseptic system should meet the needs of the camp for the foreseeable future. The remaining sewer should be connected to the existing system next quarter.

The fuel tanks used to feed the generators were connected to function semi-automatically with a new pump. The work was done by SM Construction Inc. and then inspected by the firm of Groupe Stavibel Inc.

Electrical work was also done on the site. The new 500 kW generator, new offices and megadomes are almost ready from an electrical perspective. The work should be finished once the line-workers and missing materials arrive. An electrical engineer from GENIVAR has been supervising the work since late August.

On the occupational health and safety front, none of the readings from the 50 thermo-luminescent dosimeters worn by workers at the camp was over the detection limit of 0.1 mSv. Several victim evacuation drills were also conducted at the site.

On September 30, 2010, the Company’s team consisted of 37 members, including 17 at the Matoush camp and 20 at the head office.

C)	COMMUNITY AND INVESTOR COMMUNICATIONS

In terms of communications, a large number of meetings were held with the communities, various organizations, investors which helped the Company achieve its objectives of openness and transparency in disseminating information on the uranium industry. For instance, in the third quarter, Company representatives met with Mistissini’s new chief, Richard Shecapio, accompanied by his predecessor, Chief John Longchap. This first official meeting with the new chief was an opportunity to present the MATOUSH PROJECT, including the various aspects of the project, from its beginnings in 2006 until today, as well as future plans. Multiple visits to the Matoush site also took place, most notably with Chief Shecapio, various Cree authorities and representatives of government bodies such as the CNSC and COFEX. The visitors appeared impressed by the quality of the infrastructure and the progress of the work. More specifically, they commented positively on the cleanliness of the site, the site recycling practices and the tour of the megadomes, core shack and landing strip.

The Company’s Chibougamau and Mistissini offices, which opened in 2010, are still helping to support local community relations and disseminate information on the MATOUSH PROJECT and related issues. Company representatives on site are meeting with an increasing number of residents and local officials, as well as using the necessary communication tools to disseminate information. Their presence is a direct response to a community demand for a greater local Company presence.

The initiatives of local authorities are also contributing greatly to informing the public on the MATOUSH PROJECT. The Company is delighted with elected officials’ willingness to transmit neutral, scientific information to their constituents. These efforts clearly contribute to a healthy climate conducive to constructive, beneficial discussion. For instance, in the third quarter, the Mistissini community was invited both to ask CNSC representatives questions directly on the radio and to participate in a radon information meeting in Mistissini.

The Company also took advantage of media coverage of the Province of Québec, Parliamentary Commission on Bill 79, An Act to amend the Mining Act, 1st session, 39th legislature, Québec, 2009 to answer questions on uranium exploration and mining from the province’s journalists. It was a good opportunity for the Company to inform Quebeckers on the facts about uranium. As a major player in the Québec uranium industry, the Company also insisted on filing and presenting a brief to this parliamentary commission. Numerous suggestions were made to support the judicious supervision and development of the industry. Commission members acknowledged to these suggestions and to the reasons given by the Company for the development of a Québec uranium industry.

In addition to assigning considerable importance to public relations, the Company continues to establish new investor relations and maintain its long-term relationships. To achieve this, the Company’s President and Chief Executive Officer participated in, among other things, the Macquarie Global Nuclear Conference 2010 in Toronto, Canada and the World Nuclear Association annual conference in London, England from September 14 to 17.

Finally, the Company devoted particular attention to keeping its website up to date at www.stratecoinc.com. The site provides access to a large quantity of information and updates on the most recent developments in the Company’s activities, thus enabling stakeholders, investors and any other concerned or interested party to find answers to their questions.

The various initiatives taken and communication tools used by the Company are indicative of its true willingness to inform the public and act in a way that secures the support of the communities, the various decision-making bodies and investors. The Company is relying on open, ongoing communication to ensure that all the activities related to the MATOUSH PROJECT are part of an honest, transparent process.

D)	STRATEGY AND ACTION PLAN

Next quarter, the Company will focus its energies on the public hearings in Mistissini and Chibougamau and on obtaining the licence required to start the MATOUSH PROJECT underground exploration program. Due to the Company’s openness and transparency since work began in 2006 and its efforts to create a high-quality project respectful of health, safety and the environment, management is confident that the MATOUSH PROJECT will receive the social acceptance it needs from the communities involved and the support of local, provincial and federal authorities. The Company hopes of becoming the first company in Québec and the first so-called junior company in Canada in this cycle to move ahead with a uranium exploration project involving underground exploration.

In order to support and strengthen the relations with local communities, the Company intends to pursue its efforts and initiatives to inform and sensitize anyone interested and concerned regarding the issues surrounding uranium exploration and mining. The Company will continue to take the needs, concerns and suggestions of local communities into consideration, so that the MATOUSH PROJECT development can encompass health, safety environmental protection, social acceptability and economic prosperity.

In terms of exploration work, drilling is planned for the next quarter on the PACIFIC BAY-MATOUSH property, in an area located about 4.0 km west of the Matoush zone, in the central portion of the property. The target consists of a new anomalous zone identified during the airborne geophysical survey flown in January 2010. An initial hole is already underway in this as-yet undrilled area.

The drill will subsequently return to the high-priority area on the Matoush fault, between 1.0 and 3.0 km from the heart of the MT-34 zone. Another crew will use a second drill to cement 16 drill holes in the area of the exploration ramp, which is scheduled to begin in the spring of 2011, once the licence has been obtained.

It must be remembered that the Company is still in the midst of the largest drilling program ever conducted on the MATOUSH PROJECT, consisting of 120,000 metres to be drilled over two years (2010-2011).

In terms of work to be done on the site, the installation of the electrical system will be completed, as well as the leaching bed.

The authorization certificates for the building of the winter road are expected soon. The work will be planned during the next quarter, and the material required will be identified.

In terms of investor relations, the Company has a heavy program ahead for the fourth quarter. Among other things, the Company’s President and Chief Executive Officer travelled to Victoria, Vancouver, in the Province of British Columbia in Canada and to San Francisco, California, U.S.A. in late October and to Toronto and London, in the Province of Ontario in Canada in early November, to meet with brokers and investors. The Company will take care to make considered decisions and act in such a way as to establish and maintain a bond of trust with its investors.

2.2.2           USE OF PROCEEDS–In Canadian dollars

Since its incorporation, the Company in order to conduct exploration works on its properties used sums from proceeds obtained throughout the years by private placements, exercise of warrants or stock options or tax credits related to resources for a total approximate and aggregate amount $61.8M of net proceeds as of September 30, 2010.

The Company’s investment activities primarily consist of funds used in exploration work and the addition of mining properties.

To substantiate the discussion of the Risk Factor of Item 1A entitled “Financing, Development and Going Concern Risks, the Company’s going concern contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to twelve months from the end of the reporting period. Management is aware in making its assessment of material uncertainties related to events and conditions that lend a substantial doubt upon the Company’s ability to continue as a going concern as described in the following paragraph.

For the nine-month period ended September 30, 2010, the Company reported a loss of $2,371,291 (a loss of $956,701 for the nine-month period ended September 30, 2009) and has an accumulated deficit of $11,774,699 at that date. In addition to ongoing working capital requirements, the Company must secure sufficient funding to meet its existing commitments for exploration and development programs and pay general and administration costs. As at September 30, 2010, the Company had working capital of $8,963,508, including cash and cash equivalents of $1,950,304. Management estimates that these funds will not be sufficient to meet the Company’s obligations and budgeted expenditures through September 30, 2011. Any funding shortfall may be met in the future in a number of ways including but not limited to, the issuance of new debt or equity instruments, further expenditures reductions and/or the introduction of joint venture partners and/or business combinations. While management has been successful in securing financing in the past, there can be no assurance it will be able to do so in the future or that these sources of funding or initiatives will be available for the Company or that they will be available on term which are acceptable to the Company. If Management is unable to obtain new funding, the Company may be unable to continue its operations.

As discussed in the preceding paragraph, the Company’s working capital stood at $8,963,508 as at September 30, 2010 ($8,441,128 at December 31, 2009). The Company considered also as at September 30, 2010, $13,670,029 of tax credits receivable in the next twelve months ($9,306,880 at December 31, 2009) since it is entitled to a refundable tax credit for resources for up to 38.75% of eligible expenses, and a credit on mining duties refundable for losses of 12% of eligible expenses incurred. During the nine-month period ended September 30, 2010, the Company received $1,151,952 in resources tax credits and as discussed in Item 2.1 Unregistered and Sales of Equity Securities, the Company received on October 8, 2010, $5.76 million in tax credits related to resources for the year ended 2009 of which $2.5 million were used to repay immediately the bridge loan.

During the period, the Company conducted exploration works in the amount of $3,168,483 and spent on acquisition of properties an amount of $9,972 and on acquisition of property and equipment, particularly camp infrastructures, an amount of $4,615,856 for a total amount of $7,794,311, representing 12.61% of the issuer’s approximate net offering proceeds, in the approximate and aggregate amount of $61.8M.

A summary of exploration works conducted during this reporting period on the MATOUSH and ECLAT properties can be consulted in the section Item 2.2.1 A, (1), (2): Exploration work and Related activities of this Form 10-Q for the period ended September 30, 2010. Amounts spent on each property respectively, during the period, represent less than 5% of the issuer’s approximate net offering proceeds.

Directors’ Fees – In U.S. Dollars according to Federal Reserve Statistical Release, Foreign Exchange Rates, Canada-Spot Exchange rate as at September 30, 2010, Canadian $ / US$: CA$1.0293 / US$1.00.

Four external directors receive fees of $777 for each Board of Directors Meeting they attend and $291 to assist by telephone conference call. Three Audit Committee and two Compensation Committee members receive $971 for each Committee meeting they attend and $486 to assist by telephone conference call. Four external directors receive also $389 to assist to the Annual Meeting of Shareholders whenever it occurs during the period. Mr. Marchand, external director, does not receive directors’ fees. Misters Hébert and Lachance, internal directors and executive officers do not receive directors’ fees.

Four external directors received an aggregate of $13,887 in Directors’ fees for the period between July 1, 2010 and September 30, 2010, distributed as follows:

Name of Director	Dates	Attended Meetings	Amount of Director’s fees paid for the period (US $)
Robert Desjardins, Director and member of the Audit Committee	August 4, 2010	Board of Directors Meeting	$777
	August 4, 2010	Audit Committee Meeting	$971
	August 17, 2010	Board of Directors Meeting	$777
	September 24, 2010	Board of Directors Meeting	$291
	Subtotal		$2,816
Jean-Guy Masse, Director and member of the Audit Committee	August 4, 2010	Board of Directors Meeting	$777
	August 4, 2010	Audit Committee Meeting	$971
	August 17, 2010	Board of Directors Meeting	$777
	September 24, 2010	Board of Directors Meeting	$291
	Subtotal		$2,816
Marcel Bergeron Director and member of the Audit and Compensation Committees	August 4, 2010	Audit Committee Meeting	$971
	August 4, 2010	Board of Directors Meeting	$777
	August 4, 2010	Compensation Committee Meeting	$971
	August 17, 2010	Board of Directors Meeting	$777
	August 18, 2010	Compensation Committee Meeting	$486
	Subtotal		$3,982
Henri Lanctôt, Director and member of the Audit and Compensation Committees	August 4, 2010	Audit Committee Meeting	$971
	August 4, 2010	Board of Directors Meeting	$777
	August 4, 2010	Compensation Committee Meeting	$971
	August 17, 2010	Board of Directors Meeting	$777
	August 18, 2010	Compensation Committee Meeting	$486
	September 24, 2010	Board of Directors Meeting	$291
	Subtotal		$4,273
Total for the three-month period ended September 30, 2010			$13,887

Item 5: Other Information

None

    Item 6 – Exhibits – Table of Exhibits

	Table of Exhibits – Form 10-Q, September 30, 2010	Format	References or Incorporation by Reference
3 (i)	Certificates of incorporation and amendments	P	See Form 10-SB/A2 Volume 1 Amended, Pages 1 to 10
3 (ii)	By-laws	P	See Form 10-SB/A2 Volume 1 Amended, Pages 37 to 59
(4) (1)	Instruments defining the rights of security holders, including indentures in By-Laws	P	See Form 10-SB/A2 Volume 1 Amended, By-Laws sections 47 to 54, Pages 50 to 52
(4) (2)	Instruments defining the rights of security holders, including indentures in Annex A to Certificate of incorporation (translation in English)	CE	Form 10-KSB/A2, 2007-12-31, Page 79
10.1	Amended Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated April 1, 2007 ( French language version )	CE	Form 10-KSB/A2, 2007-12-31, Page 81
10.2	Amended Contract of Services between Strateco Resources Inc. and BBH Geo-Management Inc dated April 1, 2007 (English language summary)	CE	Form 10-KSB/A2, 2007-12-31 Page 86
10.3	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008 (French language version)	CE	Form 10-Q, 2009-09-30, Page 11
10.4	Contract of Services between Strateco Resources Inc. and BBH Géo-Management Inc. dated August 1, 2008 ( English Language summary )	CE	Form 10-Q, 2008-09-30, Page 15
10.5	Amended Stock Option Plan dated November 7, 2008 ( French language version) with Summary in English Language	CE	Form 10-KSB/A2, 2007-12-31 Page 87
10.6	Amended Stock Option Plan dated November 7, 2008 (English language summary)	CE	Form 10-KSB/A2, 2007-12-31 Page 100
18	Letter re change in accounting principles	CE	Form 10-K 2008-12-31, Transmittal letter
22	Published report regarding matters submitted to vote of security holders dated August 6, 2009	CE	Form 10 Q for the period ended 2009-06- 30
22	Published report regarding matters submitted to vote of security holders dated April 22, 2010	CE	Form 10-Q for the period ended 2010-06-30 and Form 8-K, 2010-10-29
23	Letter of consent from David A. Ross, P. Geo., of Scott, Wilson, Postle Associates re Memorandum: Matoush Mineral Resource Update dated September 18, 2009	CE	Form 10-Q for the period ended 2009-09-30
24	Form FIX appointing Eaton, Peabody as Agent of the Company in the United States of America dated July 15, 2002 and certified copy of the Board of Directors dated July 15, 2002	P	Form 10 SB/A2 Volume 1 Amended, Page 230
24	Power of attorney	P	Form 10 SB/A2 Volume of Exhibits Amended, Page 232
31	Rule 13a-14 (a)/15d-14(a) Certifications	CE	Form 10 Q- for the period ended 2010-09-30
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	CE	Form 10-Q for the period ended 2010-09-30

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATECO RESOURCES INC.
Registrant

Date: November 3, 2010	/s/ Guy Hébert

President and Chief Executive Officer

Date: November 3, 2010	/s/ Paul Einarson, C.A., C.P.A.

Chief Financial Officer